Form 10-Q
period 2017-09-30
Hamilton Beach Brands Holding Co
filed 2017-11-01
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-9172

HAMILTON BEACH BRANDS HOLDING COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE		31-1236686
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4421 WATERFRONT DR. GLEN ALLEN, VA		23060
(Address of principal executive offices)		(Zip code)

(804) 273-9777
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐ NO ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☑
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at October 27, 2017: 7,015,839
Number of shares of Class B Common Stock outstanding at October 27, 2017: 6,657,593

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2017	DECEMBER 31 2016	SEPTEMBER 30 2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$3,113	$11,340	$5,403
Accounts receivable, net of allowances of $12,860 at September 30, 2017, $15,512 at December 31, 2016 and $13,162 at September 30, 2016	93,019	104,074	83,327
Accounts receivable from NACCO	819	—	2,359
Inventories, net	162,891	128,415	171,534
Prepaid expenses and other	8,594	8,586	8,302
Total current assets	268,436	252,415	270,925
Property, plant and equipment, net	17,633	15,943	16,167
Goodwill	6,253	6,253	6,253
Other intangibles, net	6,245	7,282	7,626
Deferred income taxes	19,409	17,504	16,700
Deferred costs	8,494	7,968	8,279
Other non-current assets	2,879	3,468	2,038
Total assets	$329,349	$310,833	$327,988
LIABILITIES AND EQUITY
Accounts payable	$136,689	$121,253	$150,189
Accounts payable to NACCO	9,996	9,705	5,181
Revolving credit agreements	35,462	12,714	5,250
Accrued payroll	14,791	17,443	14,157
Accrued cooperative advertising	8,900	15,056	10,619
Other current liabilities	18,252	13,779	13,810
Total current liabilities	224,090	189,950	199,206
Revolving credit agreements	45,000	26,000	21,829
Other long-term liabilities	27,960	29,615	28,577
Total liabilities	297,050	245,565	249,612
Stockholders' equity
Common stock, par value $1.00 per share, 1,000 shares authorized, no shares outstanding (December 31, 2016 and September 30, 2016 - 100 shares outstanding)	—	—	—
Preferred stock, par value $0.01 per share, 5 million shares authorized, no shares outstanding (December 31, 2016 and September 30, 2016 - no shares outstanding)	—	—	—
Class A, par value $0.01 per share, 70 million shares authorized, 6,836,716 shares outstanding (December 31, 2016 and September 30, 2016 - no shares outstanding)	68	—	—
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 30 million shares authorized, 6,836,716 shares outstanding, (December 31, 2016 and September 30, 2016 - no shares outstanding)	68	—	—
Capital in excess of par value	47,773	75,031	75,031
Retained earnings	—	6,738	19,964
Accumulated other comprehensive loss	(15,610)	(16,501)	(16,619)
Total stockholders' equity	32,299	65,268	78,376
Total liabilities and equity	$329,349	$310,833	$327,988

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenues	$181,713	$188,390	$474,971	$486,442
Cost of sales	133,586	138,329	353,436	364,052
Gross profit	48,127	50,061	121,535	122,390
Operating expenses
Selling, general and administrative expenses	40,351	36,237	113,343	109,081
Amortization of intangible assets	346	346	1,036	1,036
	40,697	36,583	114,379	110,117
Operating profit	7,430	13,478	7,156	12,273
Other expense (income)
Interest expense	423	286	1,300	1,115
Other, net, including interest income	40	457	(939)	288
	463	743	361	1,403
Income before income tax provision	6,967	12,735	6,795	10,870
Income tax provision	2,708	4,003	2,655	3,323
Net income	$4,259	$8,732	$4,140	$7,547

Basic and diluted earnings per share	$0.31	$0.64	$0.30	$0.55
Basic and diluted weighted average shares outstanding	13,673	13,673	13,673	13,673

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
	(In thousands)
Net income	$4,259	$8,732	$4,140	$7,547
Foreign currency translation adjustment	(18)	(517)	1,725	(1,335)
Current period cash flow hedging activity, net of $21 and $390 tax benefit in the three and nine months ended September 30, 2017, and $63 tax expense and $440 tax benefit in the three and nine months ended September 30, 2016, respectively.	(72)	145	(931)	(837)
Reclassification of hedging activities into earnings, net of $13 and $42 tax expense in the three and nine months ended September 30, 2017, respectively, and $69 tax benefit and $5 tax expense in the three and nine months ended September 30, 2016, respectively.	(35)	163	(116)	(42)
Reclassification of pension adjustments into earnings, net of $53 and $155 tax benefit in the three and nine months ended September 30, 2017, respectively, and $50 and $147 tax benefit in the three and nine months ended September 30, 2016, respectively.	62	88	213	219
Total other comprehensive income (loss)	$(63)	$(121)	$891	$(1,995)
Comprehensive income	$4,196	$8,611	$5,031	$5,552

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2017	2016
	(In thousands)
Operating activities
Net income	$4,140	$7,547
Adjustments to reconcile from net income to net cash (used for) provided by operating activities:
Depreciation and amortization	3,709	4,053
Amortization of deferred financing fees	151	170
Deferred income taxes	(1,905)	3,343
Other	(1,305)	(2,157)
Working capital changes:
Affiliates receivable/payable	(513)	(5,892)
Accounts receivable	11,053	19,000
Inventories	(34,476)	(44,925)
Other current assets	149	(54)
Accounts payable	15,421	55,825
Other current liabilities	(4,124)	(2,403)
Net cash (used for) provided by operating activities	(7,700)	34,507

Investing activities
Expenditures for property, plant and equipment	(4,366)	(4,392)
Other	21	66
Net cash used for investing activities	(4,345)	(4,326)

Financing activities
Net additions (reductions) to revolving credit agreements	41,747	(31,286)
Cash dividends paid to NACCO	(38,000)	(10,000)
Other	—	(186)
Net cash provided by (used for) financing activities	3,747	(41,472)

Effect of exchange rate changes on cash	71	(104)

Cash and cash equivalents
Decrease for the period	(8,227)	(11,395)
Balance at the beginning of the period	11,340	16,798
Balance at the end of the period	$3,113	$5,403

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total Stockholders' Equity
		(In thousands)
Balance, January 1, 2016	$—	$—	$75,031	$22,417	$(6,545)	$343	$(8,422)	$82,824
Net income	—	—	—	7,547	—	—	—	7,547
Cash dividends to NACCO	—	—	—	(10,000)	—	—	—	(10,000)
Current period other comprehensive income (loss)	—	—	—	—	(1,335)	(837)	—	(2,172)
Reclassification adjustment to net income (loss)	—	—	—	—	—	(42)	219	177
Balance, September 30, 2016	$—	$—	$75,031	$19,964	$(7,880)	$(536)	$(8,203)	$78,376

Balance, January 1, 2017	$—	$—	$75,031	$6,738	$(8,623)	$616	$(8,494)	$65,268
Issuance of common stock	68	68	(136)	—	—	—	—	—
Net income	—	—	—	4,140	—	—	—	4,140
Cash dividends to NACCO	—	—	(27,122)	(10,878)	—	—	—	(38,000)
Current period other comprehensive income (loss)	—	—	—	—	1,725	(931)	—	794
Reclassification adjustment to net income (loss)	—	—	—	—	—	(116)	213	97
Balance, September 30, 2017	$68	$68	$47,773	$—	$(6,898)	$(431)	$(8,281)	$32,299

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Tabular amounts in thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

Nature of Operations

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Hamilton Beach Brands Holding Company ("Hamilton Beach Holding” or the “Company”). Intercompany accounts and transactions among the consolidated companies are eliminated in consolidation. The Company's subsidiaries operate in the following principal industries: consumer, commercial and specialty small appliances and specialty retail. The Company manages its subsidiaries primarily by industry.

Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small branded electric household and specialty housewares appliances as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware operating under the Kitchen Collection® store name in outlet and traditional malls throughout the United States.

Basis of Presentation

On September 29, 2017, NACCO Industries, Inc. ("NACCO"), Hamilton Beach Holding's former parent company, spun-off the Company to NACCO stockholders. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, received one share of Hamilton Beach Holding Class A common stock and one share of Hamilton Beach Holding Class B common stock for each share of NACCO Class A or Class B common stock. In accordance with applicable authoritative accounting guidance, the Company accounted for the spin-off from NACCO based on the historical carrying value of assets and liabilities. As a result of the distribution of one share of Hamilton Beach Holding Class A common stock and one share of Hamilton Beach Holding Class B common stock for each share of NACCO Class A or NACCO Class B common stock, the earnings per share amounts for the Company have been calculated based upon the number of shares distributed in the spin-off. NACCO did not receive any proceeds from the spin-off.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2017 and the results of its operations, comprehensive income (loss), cash flows and changes in equity for the nine months ended September 30, 2017 and 2016 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-220066) (the "Registration Statement").

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2017. The HBB and KC businesses are seasonal and a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday selling season.

NOTE 2—Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

The Company is an emerging growth company and has not elected to opt out of the extended transition period for complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard.

In May 2014, the FASB codified in ASC 606, "Revenue Recognition - Revenue from Contracts with Customers," which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers and provide additional disclosures. The effective date for nonpublic entities is annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company plans to adopt the standard on January 1, 2018.

The Company anticipates using the modified retrospective method with the cumulative effect of initially applying the standard recognized as an adjustment to equity. The Company has developed a project plan with respect to its implementation of this standard, including identification of revenue streams and review of contracts and procedures currently in place. To date, the Company has completed its initial review of the revenue streams related to its HBB and KC subsidiaries.  The Company is also in the process of identifying and implementing any necessary changes to processes and controls to meet the standard's updated reporting and disclosure requirements. While the Company continues to assess the potential impact of the new standard, Hamilton Beach Holding’s revenue is primarily generated from the sale of finished product to customers.  Those sales are recognized at a single point in time when ownership, risks and rewards transfer. The amount and timing of revenue recognition is not materially impacted by the new standard therefore the adoption of the standard is not expected to have a material impact to the Company’s financial position, results of operations or cash flows. The adoption of this guidance will result in increased disclosures to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating when it will adopt ASU 2016-02 and how and to what extent ASU 2016-02 will affect the Company's financial position, results of operations, cash flows and related disclosures.

NOTE 3—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2017	DECEMBER 31 2016	SEPTEMBER 30 2016
Sourced inventories - HBB	$133,018	$95,008	$133,396
Retail inventories - KC	29,873	33,407	38,138
Total inventories	$162,891	$128,415	$171,534

NOTE 4—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	September 30, 2017
Assets:
Interest rate swap agreements	$603	$—	$603	$—
	$603	$—	$603	$—
Liabilities:
Foreign currency exchange contracts	$694	$—	$694	$—
	$694	$—	$694	$—

	December 31, 2016
Assets:
Interest rate swap agreements	$774	$—	$774	$—
Foreign currency exchange contracts	147	—	147	—
	$921	$—	$921	$—

	September 30, 2016
Assets:
Foreign currency exchange contracts	$15	$—	$15	$—
	$15	$—	$15	$—

Liabilities:
Interest rate swap agreements	$745	$—	$745	$—
	$745	$—	$745	$—

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency and interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on exchange rates and interest rates, respectively.

There were no transfers into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2017 and 2016.

NOTE 5—Contingencies

Various legal and regulatory proceedings and claims have been or may be asserted against Hamilton Beach Holding and certain subsidiaries relating to the conduct of their businesses, including product liability, patent infringement, asbestos-related claims, environmental and other claims. These proceedings and claims are incidental to the ordinary course of business of the Company. Management believes that it has meritorious defenses and will vigorously defend the Company in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated.  If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.

These matters are subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of an adverse impact on the Company’s financial position, results of operations and cash flows of the period in which the ruling occurs, or in future periods.

Environmental matters

HBB is investigating or remediating historical environmental contamination at some current and former sites operated by HBB or by businesses it acquired. Based on the current stage of the investigation or remediation at each known site, HBB estimates the total investigation and remediation costs and the period of assessment and remediation activity required for each site. The estimate of future investigation and remediation costs is primarily based on variables associated with site clean-up, including, but not limited to, physical characteristics of the site, the nature and extent of the contamination and applicable regulatory programs and remediation standards. No assessment can fully characterize all subsurface conditions at a site. There is no assurance that additional assessment and remediation efforts will not result in adjustments to estimated remediation costs or the time frame for remediation at these sites.

HBB's estimates of investigation and remediation costs may change if it discovers contamination at additional sites or additional contamination at known sites, if the effectiveness of its current remediation efforts change, if applicable federal or state regulations change or if HBB's estimate of the time required to remediate the sites changes. HBB's revised estimates may differ materially from original estimates.

At September 30, 2017, December 31, 2016 and September 30, 2016, HBB had accrued undiscounted obligations of $9.0 million, $8.7 million and $9.0 million, respectively, for environmental investigation and remediation activities. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $5.3 million related to the environmental investigation and remediation at these sites.

NOTE 6—Business Segments

Hamilton Beach Holding is an operating holding company with HBB and KC as reportable segments. See Note 1 for a discussion of the Company's industries and product lines. Financial information for each of Hamilton Beach Holding's reportable segments is presented in the following table. The line “Eliminations” eliminates revenues from HBB sales to KC. The amounts of these revenues are based on current market prices of similar third-party transactions. No other sales transactions occur among reportable segments.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
Revenues
HBB	$153,592	$157,264	$395,320	$400,058
KC	28,644	32,895	81,177	89,912
Eliminations	(523)	(1,769)	(1,526)	(3,528)
Total	$181,713	$188,390	$474,971	$486,442

Operating profit (loss)
HBB (a)	$9,001	$14,399	$14,947	$19,162
KC	(1,581)	(921)	(7,868)	(6,822)
Eliminations	10	—	77	(67)
Total	$7,430	$13,478	$7,156	$12,273

(a)     HBB's operating profit includes the recognition of $2.5 million of expenses related to the spin-off in the three and nine months ended September 30, 2017.

NOTE 7—Income Taxes

The U.S. operating results of the Company will be included in the consolidated federal income tax return filed by NACCO through the spin-off date. The Company's allocation of taxes through the spin-off date will be in accordance with the Tax Allocation Agreement. In general, the Tax Allocation Agreement between the Company and NACCO provides that federal income taxes are computed by the Company as if it had filed a tax return on a standalone basis. Subsequent to the spin-off, the Company will file a separate federal tax return in the U.S. for the period subsequent to the spin-off date.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except as noted and per share data)

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in these forward-looking statements are set forth below under the heading “Forward-Looking Statements."
Hamilton Beach Brands Holding Company (“Hamilton Beach Holding” or the “Company”) is an operating holding company for two separate businesses: consumer, commercial and specialty small appliances and specialty retail. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of branded small electric household and specialty housewares appliances as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware operating under the Kitchen Collection® store name in outlet and traditional malls throughout the United States. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings.
On September 29, 2017, NACCO Industries, Inc. ("NACCO"), Hamilton Beach Holding's former parent company, spun-off the Company to NACCO stockholders. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, received one share of Hamilton Beach Holding Class A common stock and one share of Hamilton Beach Holding Class B common stock for each share of NACCO Class A or Class B common stock owned on the record date for the spin-off.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 54 through 57 in the Company's Registration Statement on Form S-1 (Registration No. 333-220066) (the "Registration Statement"). Critical Accounting Policies and Estimates have not materially changed since the date of the Registration Statement.

CONSOLIDATED FINANCIAL SUMMARY
Hamilton Beach Holding is an operating holding company for two separate businesses that operate in the consumer, commercial and specialty small appliances market (HBB) and the specialty retail market (KC). Hamilton Beach Holding has no operations of its own, and only includes the required intercompany eliminations between HBB and KC. Selected consolidated results of Hamilton Beach Holding are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenues
HBB	$153,592	$157,264	$395,320	$400,058
KC	28,644	32,895	81,177	89,912
Eliminations	(523)	(1,769)	(1,526)	(3,528)
Consolidated revenues	$181,713	$188,390	$474,971	$486,442

Operating profit (loss)
HBB	$9,001	$14,399	$14,947	$19,162
KC	(1,581)	(921)	(7,868)	(6,822)
Eliminations	10	—	77	(67)
Consolidated operating profit	$7,430	$13,478	$7,156	$12,273

Net income (loss)
HBB	$5,245	$9,511	$9,129	$12,184
KC	(1,155)	(717)	(5,268)	(4,539)
Eliminations	169	(62)	279	(98)
Consolidated net income	$4,259	$8,732	$4,140	$7,547

The following table identifies, by segment, the components of change in Revenues, Operating profit and Net income:

	Revenues	Operating profit	Net income
Consolidated results for the three months ended September 30, 2016	$188,390	$13,478	$8,732
Increase (decrease) in 2017
HBB	(3,672)	(5,398)	(4,266)
KC	(4,251)	(660)	(438)
Eliminations	1,246	10	231
Consolidated results for the three months ended September 30, 2017	$181,713	$7,430	$4,259

	Revenues	Operating profit	Net income
Consolidated results for the nine months ended September 30, 2016	$486,442	$12,273	$7,547
Increase (decrease) in 2017
HBB	(4,738)	(4,215)	(3,055)
KC	(8,735)	(1,046)	(729)
Eliminations	2,002	144	377
Consolidated results for the nine months ended September 30, 2017	$474,971	$7,156	$4,140

The components of change are discussed below in "Segment Results".

Liquidity and Capital Resources of Hamilton Beach Holding

Although Hamilton Beach Holding’s subsidiaries have entered into borrowing agreements, Hamilton Beach Holding has not guaranteed any borrowings of its subsidiaries. Dividends from its subsidiaries (to the extent permitted by its subsidiaries’ borrowing agreements) will be used to enable Hamilton Beach Holding to pay dividends to its stockholders. The Company's current intention is to pay regular quarterly dividends. Hamilton Beach Holding's board of directors will, at its first regularly scheduled meeting in November, evaluate and determine a dividend payout. The declaration of future dividends and the establishment of the per share amount, record dates and payout dates for such future dividends will be at the discretion of the board and will depend on various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that the board deems relevant.

Contractual Obligations, Contingent Liabilities and Commitments

Other than the agreements filed with the Registration Statement, Hamilton Beach Holding has no material contractual obligations, contingent liabilities or commitments.

Off Balance Sheet Arrangements

As a holding company, Hamilton Beach Holding has not entered into any off balance sheet financing arrangements. See HBB's and KC's contractual obligations tables in the HBB and KC segment results.

Capital Structure

Hamilton Beach Holding's consolidated capital structure at September 30, 2017 compared with both September 30, 2016 and December 31, 2016 is presented below:

September 30, 2017 Compared with September 30, 2016

	SEPTEMBER 30 2017	SEPTEMBER 30 2016	Change
Cash and cash equivalents	$3,113	$5,403	$(2,290)
Other net tangible assets	97,150	86,173	10,977
Goodwill and intangible assets, net	12,498	13,879	(1,381)
Net assets	112,761	105,455	7,306
Total debt	(80,462)	(27,079)	(53,383)
Total equity	$32,299	$78,376	$(46,077)
Debt to total capitalization	71%	26%	45%

September 30, 2017 Compared with December 31, 2016

	SEPTEMBER 30 2017	DECEMBER 31 2016	Change
Cash and cash equivalents	$3,113	$11,340	$(8,227)
Other net tangible assets	97,150	79,107	18,043
Goodwill and intangible assets, net	12,498	13,535	(1,037)
Net assets	112,761	103,982	8,779
Total debt	(80,462)	(38,714)	(41,748)
Total equity	$32,299	$65,268	$(32,969)
Debt to total capitalization	71%	37%	34%

The components of change are discussed below in "Segment Results".

OUTLOOK

In the current market environment and including the various factors noted in the HBB and KC segment outlooks, Hamilton Beach Holding's fourth-quarter consolidated operating profit and net income are expected to increase compared with the 2016 fourth quarter, resulting in full-year 2017 consolidated operating profit and net income comparable to 2016.

In 2018, Hamilton Beach Holding expects consolidated net income to improve modestly over 2017.

SEGMENT RESULTS

Hamilton Beach Brands, Inc.

HBB’s business is seasonal and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.

Financial Review

Operating Results

Third Quarter of 2017 Compared with Third Quarter of 2016

The results of operations for HBB were as follows for the three months ended September 30:

	Three Months Ended September 30		% of Revenue
	2017	2016	2017	2016
Revenues	$153,592	$157,264	100.0%	100.0%
Cost of goods sold	118,569	122,235	77.2%	77.7%
Gross profit	35,023	35,029	22.8%	22.3%
Operating expenses (1)(2)	26,022	20,630	16.9%	13.1%
Operating profit	9,001	14,399	5.9%	9.2%
Interest expense	343	232	0.2%	0.1%
Other expense, net	26	441	—%	0.3%
Income before income taxes	8,632	13,726	5.6%	8.7%
Income tax expense	3,387	4,215	2.2%	2.7%
Net income	$5,245	$9,511	3.4%	6.0%

Effective income tax rate	39.2%	30.7%
(1)    Operating expenses include selling, general and administrative expenses, amortization of intangibles and (gain)/loss on sale of assets.
(2)    In connection with the spin-off, HBB recognized expenses of $2.5 million in the third quarter of 2017.

The following table identifies the components of change in revenues for the third quarter of 2017 compared with the third quarter of 2016:

Revenues
2016	$157,264
Increase (decrease) from:
Unit volume and product mix	(3,948)
Other	(804)
Foreign currency	1,080
2017	$153,592

Revenues decreased $3.7 million, or 2.3%, during the third quarter of 2017 compared with the third quarter of 2016 primarily due to lower sales volumes in the U.S. consumer market mainly attributable to the timing of shipments at the end of the quarter, partially offset by increased sales volumes in the international consumer market, a slight increase in sales in the commercial market and favorable foreign currency movements.

The following table identifies the components of change in operating profit for the third quarter of 2017 compared with the third quarter of 2016:

Operating Profit
2016	$14,399
Increase (decrease) from:
Selling, general and administrative expenses	(5,392)
Foreign currency	(581)
Gross profit	575
2017	$9,001

HBB's operating profit decreased $5.4 million in the third quarter of 2017 compared with the third quarter of 2016 due to a $5.4 million increase in Selling, general and administrative expenses. Gross profit of $35.0 million was comparable in both three month periods as the $3.7 million decrease in revenues in the third quarter of 2017 was offset by a $3.7 million decrease in cost of goods sold.

The modest improvement in gross margin, which was 22.8% in the third quarter of 2017 compared with 22.3% in the third quarter of 2016, resulted primarily from $2.7 million in lower product costs and a $2.4 million favorable shift in sales mix to higher-margin and higher-priced products. Lower sales volumes partially offset these increases as they had a $2.8 million impact on gross margin.

The increase in Selling, general and administrative expenses was primarily due to the recognition of $2.5 million of expenses related to the spin-off and $1.9 million of higher employee-related costs. The increase in employee-related costs was mainly the result of additional headcount to support HBB's strategic initiatives, as well as merit and incentive compensation increases.

HBB's Interest expense increased $0.1 million in the third quarter of 2017 compared with 2016 due to higher average borrowings under HBB's revolving credit facility. Other expense, net, decreased $0.4 million due to a decrease in foreign currency losses.

HBB recognized income tax expense of $3.4 million for the third quarter of 2017 on $8.6 million of pre-tax income compared to income tax expense of $4.2 million on $13.7 million of pre-tax income for the same period of 2016.  Income tax expense and the effective income tax rate of 39.2% for the third quarter of 2017 includes the effect of non-deductible transaction-related expenses associated with the spin-off. Income tax expense and the effective income tax rate of 30.7% for the third quarter of 2016 includes a $0.6 million tax benefit related to the reversal of a reserve previously established for an uncertain tax position due to favorable resolution of a state tax matter in 2016.

As a result of the factors discussed above, HBB's net income decreased to $5.2 million in the third quarter of 2017 compared with net income of $9.5 million in the third quarter of 2016.

First Nine Months of 2017 Compared with First Nine Months of 2016

The results of operations for HBB were as follows for the nine months ended September 30:

	Nine Months Ended September 30		% of Revenue
	2017	2016	2017	2016
Revenues	$395,320	$400,058	100.0%	100.0%
Cost of goods sold	310,554	318,251	78.6%	79.6%
Gross profit	84,766	81,807	21.4%	20.4%
Operating expenses (1)(2)	69,819	62,645	17.7%	15.7%
Operating profit	14,947	19,162	3.8%	4.8%
Interest expense	1,106	981	0.3%	0.2%
Other (income) expense, net	(985)	237	(0.2)%	0.1%
Income before income taxes	14,826	17,944	3.8%	4.5%
Income tax expense	5,697	5,760	1.4%	1.4%
Net income	$9,129	$12,184	2.3%	3.0%

Effective income tax rate	38.4%	32.1%
(1)    Operating expenses include selling, general and administrative expenses, amortization of intangibles and (gain)/loss on sale of assets.
(2)    In connection with the spin-off, HBB recognized expenses of $2.5 million in the first nine months of 2017.

The following table identifies the components of change in revenues for the first nine months of 2017 compared with the first nine months of 2016:

Revenues
2016	$400,058
Increase (decrease) from:
Unit volume and product mix	(4,258)
Other	(368)
Foreign currency	(112)
2017	$395,320

Revenues decreased $4.7 million, or 1.2%, during the first nine months of 2017 compared to the first nine months of 2016 primarily due to lower sales volumes in the U.S. consumer market mainly attributable to the timing of shipments at the end of the quarter, partially offset by increased sales volumes in the international and Canadian consumer markets.
The following table identifies the components of change in operating profit for the first nine months of 2017 compared with the first nine months of 2016:

Operating Profit
2016	$19,162
Increase (decrease) from:
Selling, general and administrative expenses	(7,174)
Foreign currency	(696)
Gross profit	3,655
2017	$14,947

HBB's operating profit decreased $4.2 million in the first nine months of 2017 compared with the first nine months of 2016 primarily as a result of a $7.2 million increase in Selling, general and administrative expenses partially offset by an increase in gross profit. The improvement in gross profit was due to a $7.7 million decrease in cost of goods sold, partially offset by $4.7 million in decreased revenues.

The improvement in gross margin, which was 21.4% in the first nine months of 2017 compared with 20.4% in the first nine months of 2016, was primarily due to $6.3 million in lower product costs and a $5.6 million favorable shift in sales mix to higher-margin and higher-priced products. Lower sales volumes and increased transportation and warehouse costs partially offset these increases as they had a $4.4 million and $2.0 million impact, respectively, on gross margin.

The increase in Selling, general and administrative expenses was primarily due to the recognition of $2.5 million of expenses related to the spin-off and $3.2 million of higher employee-related costs. The increase in employee-related costs was primarily due to additional headcount to support HBB's strategic initiatives as well as merit and incentive compensations increases.

HBB's Interest expense increased $0.1 million in the first nine months of 2017 compared with 2016 due to higher average borrowings under HBB's revolving credit facility. Other (income) expense, net, changed by $1.2 million due to foreign currency gains.

HBB recognized income tax expense of $5.7 million for the nine months ended September 30, 2017 on $14.8 million of pre-tax income compared to income tax expense of $5.8 million on $17.9 million of pre-tax income for the same period of 2016.  Income tax expense and the effective income tax rate of 38.4% for the nine months ended September 30, 2017 includes the effect of non-deductible transaction-related expenses associated with the spin-off. Income tax expense and the effective income tax rate of 32.1% for the third quarter of 2016 includes a $0.6 million tax benefit related to the reversal of a reserve previously established for an uncertain tax position due to favorable resolution of a state tax matter in 2016.

As a result of the factors discussed above, HBB's net income decreased to $9.1 million in the first nine months of 2017 compared with net income of $12.2 million in the first nine months of 2016.

Liquidity and Capital Resources of HBB

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2017	2016	Change
Operating activities:
Net income	$9,129	$12,184	$(3,055)
Depreciation and amortization	2,886	3,033	(147)
Other	258	403	(145)
Working capital changes	(8,681)	28,916	(37,597)
Net cash provided by operating activities	3,592	44,536	(40,944)

Investing activities:
Expenditures for property, plant and equipment	(3,677)	(3,288)	(389)
Other	21	15	6
Net cash used for investing activities	(3,656)	(3,273)	(383)

Cash flow before financing activities	$(64)	$41,263	$(41,327)

Net cash provided by operating activities changed by $40.9 million in the first nine months of 2017 compared with the first nine months of 2016 primarily as a result of the change in working capital. The change in working capital was mainly due to less of an increase in accounts payable during the first nine months of 2017 compared with 2016, and a smaller decrease in accounts receivable during the first nine months of 2017 compared with 2016. The changes in accounts payable and accounts receivable were primarily attributable to the timing of purchases and the timing of collections, respectively, in the first nine months of 2017 compared with 2016.

	2017	2016	Change
Financing activities:
Net additions (reductions) to revolving credit agreement and other	$35,147	$(36,536)	$71,683
Cash dividends paid to NACCO	(35,000)	—	(35,000)
Other	—	(186)	186
Net cash provided by (used for) financing activities	$147	$(36,722)	$36,869

The change in net cash provided by (used for) financing activities was mainly the result of an increase in borrowings to fund cash dividends paid to NACCO during the first nine months of 2017 compared with the first nine months of 2016.

Financing Activities of HBB

HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $284.3 million as of September 30, 2017. At September 30, 2017, the borrowing base under the HBB Facility was $109.5 million and borrowings outstanding under the HBB Facility were $73.9 million. At September 30, 2017, the excess availability under the HBB Facility was $35.6 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective September 30, 2017, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective September 30, 2017, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also required a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The floating rate of interest applicable to the HBB Facility at September 30, 2017 was 2.82% including the floating rate margin and the effect of interest rate swap agreements discussed below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $20.0 million at September 30, 2017 at an average fixed rate of 1.4%. HBB also has delayed start interest rate swaps with notional values totaling $25.0 million at September 30, 2017, with fixed rates of 1.6% and 1.7%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. HBB declared and paid a $35 million dividend to NACCO prior to the spin-off in September 2017, which under Amendment No. 5 to the HBB Facility, has been excluded from the covenants. Other than the $35 million dividend in September 2017, dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At September 30, 2017, HBB was in compliance with all financial covenants in the HBB Facility.

HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

Contractual Obligations, Contingent Liabilities and Commitments

HBB increased its borrowings under the HBB Facility to fund a $35.0 million dividend paid by Hamilton Beach Holding to NACCO prior to the spin-off. Other than the increased borrowings under the HBB Facility, there have been no significant changes in the total amount of HBB's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported as of December 31, 2016 on page 69 in the Company's Registration Statement.

Capital Expenditures

Expenditures for property, plant and equipment were $3.7 million for the first nine months of 2017 and are estimated to be an additional $2.2 million for the remainder of 2017. These planned capital expenditures are primarily for tooling for new products and improvements to HBB's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at September 30, 2017 compared with both September 30, 2016 and December 31, 2016.

September 30, 2017 Compared with September 30, 2016

	SEPTEMBER 30 2017	SEPTEMBER 30 2016	Change
Cash and cash equivalents	$2,475	$4,911	$(2,436)
Other net tangible assets	77,966	64,606	13,360
Goodwill and intangible assets, net	12,498	13,879	(1,381)
Net assets	92,939	83,396	9,543
Total debt	(73,862)	(21,829)	(52,033)
Total equity	$19,077	$61,567	$(42,490)
Debt to total capitalization	79%	26%	53%

Other net tangible assets increased $13.4 million from September 30, 2016 primarily due to an increase in receivables, attributable to the timing of collections.

Total debt increased $52.0 million to fund cash dividends paid to NACCO prior to the spin-off and working capital.

September 30, 2017 Compared with December 31, 2016

	SEPTEMBER 30 2017	DECEMBER 31 2016	Change
Cash and cash equivalents	$2,475	$2,321	$154
Other net tangible assets	77,966	66,917	11,049
Goodwill and intangible assets, net	12,498	13,534	(1,036)
Net assets	92,939	82,772	10,167
Total debt	(73,862)	(38,714)	(35,148)
Total equity	$19,077	$44,058	$(24,981)
Debt to total capitalization	79%	47%	32%

Other net tangible assets increased $11.0 million from December 31, 2016 primarily due to an increase in inventory, partially offset by an increase in accounts payable and a decrease in accounts receivable. The changes in inventory, accounts payable and accounts receivable were primarily attributable to the seasonality of the business.

Total debt increased $35.1 million to fund cash dividends paid to NACCO prior to the spin-off and working capital.

OUTLOOK

Changing consumer buying patterns continue to create uncertainty about the overall growth prospects for the U.S. retail market for small appliances. In this environment, U.S. and Canadian consumer markets for small kitchen appliances in the fourth quarter of 2017 are expected to be comparable to the fourth quarter of 2016, while other international consumer and commercial markets in which HBB participates are expected to continue to grow moderately. Sales are expected to continue to shift from in-store channels to internet sales channels.

HBB continues to focus on strengthening the consumer market position of its various product lines through product innovation, promotions, increased placements and branding programs. HBB will continue to leverage its strong brand portfolio by introducing new innovative products, as well as upgrades to certain existing products across a wide range of brands, price points and categories in both consumer and commercial marketplaces. The company continues to pursue opportunities to create or add product lines and brands that can be distributed in high-end or specialty stores and on the Internet, including the addition of a new CHI®-branded garment care line under a multi-year licensing deal, which began initial shipments during the first half of 2017 and is gaining distribution traction. HBB also expects its growing global commercial business to benefit from broader distribution of several newer products. HBB's robust commercial and consumer product pipeline is expected to affect both revenues and operating profit positively in the fourth quarter of 2017 and in future periods.

As a result of this market environment, new product introductions and anticipated upgrades or enhancements in its other product lines, as well as increased placements and promotions in its core small kitchen appliance business for the fourth quarter holiday-selling season and the additional revenue from the delayed third-quarter shipments, HBB's sales volumes and revenues are expected to increase in the fourth quarter of 2017 compared with the fourth quarter of 2016. The fourth-quarter revenue increase is expected to more than offset the revenue decline for the nine months ended September 30, 2017. As a result, HBB continues to expect an overall modest increase in full-year 2017 revenues over 2016 provided consumer spending is at expected fourth quarter levels.

Overall, HBB expects net income in the fourth quarter of 2017 to increase substantially compared with the fourth quarter of 2016, with anticipated benefits from increased revenues and reduced product costs expected to be partially offset by incremental costs associated with being a stand-alone public company, higher employee-related expenses and increased costs to implement HBB's strategic initiatives. The anticipated increase in fourth quarter net income is expected to result in a modest increase in full-year 2017 net income compared with 2016, despite the additional costs incurred related to the spin-off and incremental costs to be incurred as a stand-alone public entity. HBB continues to monitor currency effects, as well as commodity and other input costs, closely and intends to continue to adjust product prices and product placements as market conditions permit.

The fourth quarter 2017 cash flow before financing activities is expected to be substantially higher than the fourth quarter of 2016. However, full-year 2017 cash flow before financing activities is expected to be substantial but significantly lower than full-year 2016. Capital expenditures are estimated to be $2.2 million in the fourth quarter of 2017 and $5.9 million for the full year.

In 2018, the consumer retail market for small kitchen appliances is expected to grow modestly compared to 2017, and the international and commercial markets in which HBB participates are expected to continue to grow moderately. Overall HBB's revenues are expected to increase in 2018 compared with 2017 due to enhanced distribution and increased higher-priced, higher-margin product placements resulting from the execution of the company's strategic initiatives. Net income in 2018 is expected to increase modestly compared with 2017 as the benefits of the increased revenues are expected to be mostly offset by the costs to implement these initiatives and the incremental costs the Company will incur as a stand-alone public entity, as well as anticipated increased advertising expense and modest increases in product costs. In 2018, cash flow before financing activities is expected to be higher than 2017 and capital expenditures are expected to be approximately $7 million.

Longer term, HBB continues to work to improve return on sales through economies of scale derived from market growth and its strategic revenue growth initiatives. These initiatives are focused on enhancing HBB's placements in the North American consumer business, enhancing sales in the e-commerce market, expanding its participation in the "only-the-best" market by investing in new products to be sold under the Wolf Gourmet®, Weston®, Hamilton Beach® Professional and CHI® brand names, expanding internationally in emerging growth markets, increasing its global commercial presence through enhanced global product lines for chains and distributors serving the global food service and hospitality markets and leveraging its other strategic initiatives to drive category and channel expansion.

The Kitchen Collection, LLC

KC's business is seasonal, and a majority of its revenues and operating profit is typically earned in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.

At September 30, 2017, KC operated 209 stores compared with 221 stores at September 30, 2016 and 223 stores at
December 31, 2016.

Financial Review

Operating Results

Third Quarter of 2017 Compared with Third Quarter of 2016

The results of operations for KC were as follows for the three months ended September 30:

	Three Months Ended September 30		% of Revenue
	2017	2016	2017	2016
Revenues	$28,644	$32,895	100.0%	100.0%
Cost of goods sold	15,551	17,863	54.3%	54.3%
Gross profit	13,093	15,032	45.7%	45.7%
Operating expenses (1)	14,674	15,953	51.2%	48.5%
Operating loss	(1,581)	(921)	(5.5)%	(2.8)%
Interest expense	80	54	0.3%	0.2%
Other expense	14	16	—%	—%
Income (loss) before income taxes	(1,675)	(991)	(5.8)%	(3.0)%
Income tax expense (benefit)	(520)	(274)	(1.8)%	(0.8)%
Net income (loss)	$(1,155)	$(717)	(4.0)%	(2.2)%

Effective income tax rate	31.0%	27.6%
(1)    Operating expenses include selling, general and administrative expenses and (gain)/loss on sale of assets.

The following table identifies the components of change in revenues for the third quarter of 2017 compared with the third quarter of 2016:

Revenues
2016	$32,895
Increase (decrease) from:
Comparable stores	(2,915)
Closed stores	(2,067)
New stores	589
Other, primarily e-commerce	142
2017	$28,644

Revenues for the third quarter of 2017 decreased $4.3 million compared with the third quarter of 2016 due to a decline in comparable store sales and the loss of sales from closing underperforming stores since September 30, 2016. The decrease in comparable store sales was mainly attributable to a decline in traffic which resulted in a reduction in store transactions and a decrease in the average sales transaction value. These decreases were partially offset by sales at newly opened stores and e-commerce sales.

KC's cost of goods sold for the third quarter of 2017 decreased $2.3 million compared with the third quarter of 2016 as a result of the decrease in sales. Gross margin was 45.7% in both periods.

The following table identifies the components of change in operating loss for the third quarter of 2017 compared with the third quarter of 2016:

Operating Loss
2016	$(921)
(Increase) decrease from:
Comparable stores	(1,163)
New stores	(53)
Selling, general and administrative expenses and other	442
Closed stores	114
2017	$(1,581)

KC's operating loss increased $0.7 million in the third quarter of 2017 compared with the third quarter of 2016, primarily due to the decline in sales at comparable stores. This decrease was partially offset by lower selling, general and administrative expenses, primarily due to a $0.2 million reduction in employee-related expenses and a $0.1 million reduction in insurance expense.

KC's income tax benefit increased to $0.5 million in the third quarter of 2017 from $0.3 million in the third quarter of 2016, primarily due to an increase in the Loss before income taxes.

KC recognized a net loss of $1.2 million in the third quarter of 2017 and $0.7 million in the third quarter of 2016 primarily due to the factors affecting the operating loss and the change in income tax benefit.

First Nine Months of 2017 Compared with First Nine Months of 2016

The results of operations for KC were as follows for the nine months ended September 30:

	Nine Months Ended September 30		% of Revenue
	2017	2016	2017	2016
Revenues	$81,177	$89,912	100.0%	100.0%
Cost of goods sold	44,486	49,263	54.8%	54.8%
Gross profit	36,691	40,649	45.2%	45.2%
Operating expenses (1)	44,559	47,471	54.9%	52.8%
Operating loss	(7,868)	(6,822)	(9.7)%	(7.6)%
Interest expense	194	134	0.2%	0.1%
Other expense	46	51	0.1%	0.1%
Income (loss) before income taxes	(8,108)	(7,007)	(10.0)%	(7.8)%
Income tax expense (benefit)	(2,840)	(2,468)	(3.5)%	(2.7)%
Net income (loss)	$(5,268)	$(4,539)	(6.5)%	(5.0)%

Effective income tax rate	35.0%	35.2%
(1)    Operating expenses include selling, general and administrative expenses and (gain)/loss on sale of assets.

The following table identifies the components of change in revenues for the first nine months of 2017 compared with the first nine months of 2016:

Revenues
2016	$89,912
Increase (decrease) from:
Closed stores	(6,590)
Comparable stores	(5,260)
New stores	2,502
Other, primarily e-commerce	613
2017	$81,177

Revenues for the first nine months of 2017 decreased $8.7 million compared with the first nine months of 2016 primarily due to the loss of sales from closing underperforming stores since September 30, 2016 as well as a decline in comparable store sales. The decrease in comparable store sales was due to a decline in traffic which resulted in a reduction in store transactions and a decrease in the average sales transaction value for the first nine months of 2017 compared with the first nine months of 2016. These decreases were partially offset by sales at newly opened stores and e-commerce sales.

KC's cost of goods sold for the first nine months of 2017 decreased $4.8 million compared with the first nine months of 2016 as a result of the decrease in sales. Gross margin was 45.2% in both nine month periods.

The following table identifies the components of change in operating loss for the first nine months of 2017 compared with the first nine months of 2016:

Operating Loss
2016	$(6,822)
(Increase) decrease from:
Comparable stores	(1,891)
New stores	(264)
Selling, general and administrative expenses and other	753
Closed stores	356
2017	$(7,868)

KC's operating loss increased $1.0 million in the first nine months of 2017 compared with the first nine months of 2016, as a result of a decline in sales at comparable stores. This decrease was partially offset by lower selling, general and administrative expenses, primarily due to a $0.6 million reduction in employee-related expenses.

KC's income tax benefit increased to $2.8 million in the first nine months of 2017 from $2.5 million in the first nine months of 2016, primarily due to an increase in the Loss before income taxes. Effective tax rates were comparable in both nine month periods.

KC reported a net loss of $5.3 million in the first nine months of 2017 compared with a net loss of $4.5 million in the first nine months of 2016, primarily due to the factors affecting the operating loss and the change in income tax benefit.

Liquidity and Capital Resources of KC

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2017	2016	Change
Operating activities:
Net loss	$(5,268)	$(4,539)	$(729)
Depreciation and amortization	823	1,020	(197)
Other	131	953	(822)
Working capital changes	(6,976)	(7,462)	486
Net cash used for operating activities	(11,290)	(10,028)	(1,262)

Investing activities:
Expenditures for property, plant and equipment	(689)	(1,104)	415
Other	—	51	(51)
Net cash used for investing activities	(689)	(1,053)	364

Cash flow before financing activities	$(11,979)	$(11,081)	$(898)

The $1.3 million change in net cash used for operating activities was primarily the result of the changes in other and net income in the first nine months of 2017 compared with the first nine months of 2016. The change in other was primarily the result of the change in deferred income taxes.

	2017	2016	Change
Financing activities:
Net additions to revolving credit agreement	$6,600	$5,250	$1,350
Cash dividends paid to NACCO	(3,000)	(10,000)	7,000
Net cash provided by (used for) financing activities	$3,600	$(4,750)	$8,350

The change in net cash provided by (used for) financing activities was primarily the result of a decrease in cash dividends paid to NACCO during the first nine months of 2017 compared with the first nine months of 2016, as well as an increase in borrowings during the first nine months of 2017 compared with the first nine months of 2016.

Financing Activities of KC

KC has a $20.0 million secured revolving line of credit that expires in October 2022 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all of the assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $38.9 million as of September 30, 2017. At September 30, 2017, the borrowing base under the KC Facility was $16.8 million and borrowings outstanding under the KC Facility were $6.6 million. At September 30, 2017, the excess availability under the KC Facility was $10.2 million.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of September 30, 2017. The KC Facility also requires a commitment fee of 0.32% per annum on the unused commitment.

The KC Facility allows for the payment of dividends to Hamilton Beach Holding, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as

KC has excess availability under the KC Facility of $10.0 million after giving effect to such payment. At September 30, 2017, KC was in compliance with all financial covenants in the KC Facility.

KC believes funds available from cash on hand, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the KC Facility.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2016, there have been no significant changes in the total amount of the KC's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported as of December 31, 2016 on page 80 in the Company's Registration Statement.

Capital Expenditures

Expenditures for property, plant and equipment were $0.7 million for the first nine months of 2017 and are estimated to be an additional $0.7 million for the remainder of 2017. These planned capital expenditures are primarily for improvements to KC's information technology infrastructure, store remodels and fixtures. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at September 30, 2017 compared with both September 30, 2016 and December 31, 2016.

September 30, 2017 Compared with September 30, 2016

	SEPTEMBER 30 2017	SEPTEMBER 30 2016	Change
Cash and cash equivalents	$631	$483	$148
Other net tangible assets	19,095	21,977	(2,882)
Net assets	19,726	22,460	(2,734)
Total debt	(6,600)	(5,250)	(1,350)
Total equity	$13,126	$17,210	$(4,084)
Debt to total capitalization	33%	23%	10%

The $2.9 million decrease in other net tangible assets at September 30, 2017 compared with September 30, 2016 was the result of a decrease in inventory, partially offset by a decrease in accounts payable. The decreases in inventory and accounts payable are due to fewer stores and a reduction in average inventory per store at September 30, 2017 compared with September 30, 2016.

September 30, 2017 Compared with December 31, 2016

	SEPTEMBER 30 2017	DECEMBER 31 2016	Change
Cash and cash equivalents	$631	$9,010	$(8,379)
Other net tangible assets	19,095	12,384	6,711
Net assets	19,726	21,394	(1,668)
Total debt	(6,600)	—	(6,600)
Total equity	$13,126	$21,394	$(8,268)
Debt to total capitalization	33%	(a)	(a)
(a)     Debt to total capitalization is not meaningful.

Other net tangible assets increased $6.7 million at September 30, 2017 compared with December 31, 2016 primarily as a result of a decrease in accounts payable, partially offset by a decrease in inventory. The decreases in accounts payable and inventory are due to the seasonality of the business, fewer stores and a reduction in average inventory per store at September 30, 2017 compared with December 31, 2016.

OUTLOOK

The retail environment at physical store locations continues to be challenged as changing consumer shopping patterns have led to declining consumer traffic to physical locations and reduced in-store transactions as consumers buy more over the Internet or utilize the Internet for comparison shopping. These factors are expected to continue to reduce KC's target consumers' spending on housewares and small appliances in mall locations. Given this market environment, KC continues to focus on optimizing its store count for current foot traffic trends. Including the 18 stores closed and four opened during the first nine months of 2017, KC expects to close a total of 19 stores and open six for full-year 2017. As a result of these actions, KC anticipates revenues and results to continue to decline in the 2017 fourth quarter and for the 2017 full year compared with the respective 2016 periods. Cash flow before financing activities is expected to be positive in 2017 but substantially lower than 2016. Capital expenditures are expected to be $0.7 million in the fourth quarter of 2017 and $1.4 million for the 2017 full year.

Over the past several years, the pace of new Kitchen Collection® store openings has slowed and the number of store closings has increased. Currently, approximately 75% of KC's store portfolio is in outlet mall locations and 25% is in enclosed malls. In 2018, the company expects to continue to aggressively manage its store portfolio through natural lease expirations and ongoing renegotiations of rent commitments, with a goal of having approximately two-thirds of its stores with leases of one year or less by the end of 2018, while also maintaining its focus on decreasing the number of stores to a smaller core group of profitable outlet stores in more favorable outlet mall locations. If KC cannot reach acceptable terms with its landlords as leases come up for renewal, the pace of store closings could increase. As a result of these initiatives, KC expects revenues in 2018 to decrease compared with 2017 as it continues to prudently close non-performing stores. KC's goal is to deliver breakeven results in 2018. However, this objective could be challenged if the results of the fourth-quarter 2017 holiday-selling season are lower than expected requiring adjustments to 2018 expectations, if pending renegotiations of rent commitments are not as successful as expected and if 2018 store traffic is not at expected levels. Due to forecasted working capital changes and capital expenditures, cash flow before financing activities is expected to result in a modest use of cash in 2018. Capital expenditures are expected to be approximately $0.7 million.

KC aims to provide consumers with highly desirable products at affordable prices. KC's continued focus on increasing the average sale per transaction, the average closure rate and the number of items per transaction through the continued refinement of its format and improved customer interactions to enhance customers' store experience is expected to generate sales growth over time. Additionally, improved product offerings, a focus on sales of higher-margin products, merchandise mix and displays, new store profitability, closure of underperforming stores and optimizing expense structure are expected to generate improved operating profit over time. As a result, KC believes its smaller core store portfolio is well positioned to take advantage of any future traffic recovery.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to each subsidiary's operations include, without limitation:

HBB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (2) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in or unavailability of quality or cost effective suppliers, (7) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which HBB buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) increased competition, including consolidation within the industry, (11) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB's products, and (12) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation.

KC: (1) decreased levels of consumer visits to brick and mortar stores, (2) increased competition, including through online channels, (3) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® stores, (4) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (5) changes in costs, including transportation costs, of inventory, (6) delays in delivery or the unavailability of inventory, (7) customer acceptance of new products, (8) the anticipated impact of the opening of new stores, the ability to renegotiate existing leases and effectively and efficiently close under-performing stores, and (9) changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which KC buys, operates and/or sells products.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See page 84 of the Company's Registration Statement on Form S-1 for the year ended December 31, 2016 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2016.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures:  An evaluation was carried out under the supervision and with the participation of the Company's management, including the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting: During the third quarter of 2017, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
There have been no material changes from risk factors previously disclosed in the Registration Statement on Form S-1 in the section entitled “Risk Factors”.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1
Separation Agreement, dated as of September 29, 2017, between NACCO Industries, Inc. and Hamilton Beach Brands Holding Company, is incorporated by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on October 4, 2017.

10.2
Transition Services Agreement, dated as of September 29, 2017, between NACCO Industries, Inc. and Hamilton Beach Brands Holding Company, is incorporated by reference to Exhibit 10.2 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on October 4, 2017.

10.3
Tax Allocation Agreement, dated as of September 29, 2017, between NACCO Industries, Inc. and Hamilton Beach Brands Holding Company, is incorporated by reference to Exhibit 10.3 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on October 4, 2017.

10.4
Stockholders' Agreement, dated as of September 29, 2017, among Hamilton Beach Brands Holding Company, the other signatories thereto and Hamilton Beach Brands Holding Company, as depository, in incorporated by reference to Exhibit 10.4 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on October 4, 2017.

10.5
Transfer Restriction Agreement, dated as of September 29, 2017, by and among the Issuer, NACCO and the signatories thereto, is incorporated by reference to Exhibit 2 of Schedule 13D, filed on October 6, 2017.

10.6
Amendment No. 5 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc., as Parent, and Weston Brands, LLC, as US Borrowers, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated September 13, 2017, is incorporated by reference to Exhibit 10.29 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.7
Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan (Effective September 29, 2017), is incorporated by reference to Exhibit 10.34 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.8
Hamilton Beach Brands Holding Company Non-Employee Director’s Equity Compensation Plan (Effective September 29, 2017), is incorporated by reference to Exhibit 10.35 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.9
Form of Cashless Exercise Award Agreement for the Hamilton Beach Brands Holding Company
Executive Long-Term Equity Incentive Plan, is incorporated by reference to Exhibit 10.36 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.10
Form of Non-Cashless Exercise Award Agreement for the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan is incorporated by reference to Exhibit 10.37 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.11
Hamilton Beach Brands Holding Company Supplemental Executive Long-Term Incentive Bonus Plan (Effective September 29, 2017), is incorporated by reference to Exhibit 10.38 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.12
Form of Award Agreement for the Hamilton Beach Brands Holding Company Supplemental
Executive Long-Term Incentive Bonus Plan, is incorporated by reference to Exhibit 10.39 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.13
Third Amendment to Credit Agreement by and among The Kitchen Collection, LLC, as Lead Borrower, Borrowers hereto, Guarantors hereto, Lenders hereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Swing Line Lender, dated as of October 20, 2017.

31(i)(1)	Certification of Gregory H. Trepp pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of James H. Taylor pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Gregory H. Trepp and James H. Taylor
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Numbered in accordance with Item 601 of Regulation S-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hamilton Beach Brands Holding Company (Registrant)
Date:	November 1, 2017	/s/ James. H. Taylor
James H. Taylor
Vice President and Chief Financial Officer (principal financial and accounting officer)