Form 10-K
period 2017-12-31
Hamilton Beach Brands Holding Co
filed 2018-03-07
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-38214
HAMILTON BEACH BRANDS HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1236686 (I.R.S. Employer Identification No.)

4421 Waterfront Dr. Glen Allen, VA (Address of principal executive offices)	23060 (Zip Code)
Registrant's telephone number, including area code: (804) 273-9777
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Class B Common Stock, Par Value $0.01 Per Share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     YES ☐    NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     YES ☐    NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     YES ☐    NO ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter): Not applicable
Number of shares of Class A Common Stock outstanding at March 2, 2018: 9,155,508
Number of shares of Class B Common Stock outstanding at March 2, 2018: 4,532,664
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2018 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

1

HAMILTON BEACH BRANDS HOLDING COMPANY

2

PART I
Item 1. BUSINESS
General

Hamilton Beach Brands Holding Company (“Hamilton Beach Holding” or the “Company”) is an operating holding company for two separate businesses: consumer, commercial and specialty small appliances and specialty retail. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of branded small electric household and specialty housewares appliances as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware operating retail stores in outlet and traditional malls throughout the United States. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings.
On September 29, 2017, NACCO Industries, Inc. ("NACCO"), Hamilton Beach Holding's former parent company, spun-off the Company to NACCO stockholders. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, received one share of Hamilton Beach Holding Class A common stock and one share of Hamilton Beach Holding Class B common stock for each share of NACCO Class A or Class B common stock. In accordance with applicable authoritative accounting guidance, the Company accounted for the spin-off from NACCO based on the historical carrying value of assets and liabilities. As a result of the distribution of one share of Hamilton Beach Holding Class A common stock and one share of Hamilton Beach Holding Class B common stock for each share of NACCO Class A or NACCO Class B common stock, the earnings per share amounts for the Company for periods prior to the spin-off have been calculated based upon the number of shares distributed in the spin-off. NACCO did not receive any proceeds from the spin-off.

Additional information relating to financial and operating data on a segment basis and by geographic region is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Form 10-K and in Note 14 to the Consolidated Financial Statements contained in this Form 10-K.

As of December 31, 2017, the Company had approximately 1,600 employees.

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.hamiltonbeachbrands.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

A. Hamilton Beach Brands, Inc.
General

HBB is a leading designer, marketer and distributor of small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. HBB’s products are marketed primarily to retail merchants and wholesale distributors.
Sales and Marketing
HBB designs, markets and distributes a wide range of branded, small electric household and specialty housewares small appliances, including, but not limited to, blenders, can openers, coffeemakers, food processors, indoor electric grills, irons, mixers, slow cookers, toasters and toaster ovens. In addition, HBB designs, markets and distributes commercial products for restaurants, bars and hotels. HBB generally markets its “better” and “best” products under the Hamilton Beach® brand and uses the Proctor Silex® brand for the “good” and opening price point products. HBB participates in the “only-the-best” market with the Hamilton Beach Professional brand, under a licensing agreement to sell a line of counter top appliances and kitchen tools under the Wolf Gourmet® brand, and with the new CHI®-branded, garment-care line under a multi-year licensing deal that began initial shipments in 2017. HBB markets a range of game and garden food processing equipment including, but not limited to, meat grinders, bag sealers, dehydrators and meat slicers under the Weston® brand, as well as several private-label brands. HBB supplies additional private-label products on a limited basis throughout North America.
Sales promotion activities are primarily focused on cooperative advertising. In addition, HBB promotes certain of its innovative products through the use of television, internet and print advertising. HBB also licenses certain of its trademarks to various licensees primarily for use with microwave ovens, compact refrigerators, water dispensers, among others.

Customers
Consumer sales in North America are generated predominantly by a network of inside sales employees to mass merchandisers, e-commerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers, distributors and other retail outlets. Wal-Mart accounted for approximately 32% of HBB’s revenues in each of 2017, 2016 and 2015. Amazon accounted for approximately 12%, 10%, and 8% of HBB's revenues in 2017, 2016 and 2015, respectively. HBB’s five largest customers accounted for approximately 55%, 54% and 52% of HBB’s revenues for the years ended December 31, 2017, 2016 and 2015, respectively. The loss of or significant reduction in sales to any key customer could result in significant decreases in HBB’s revenues and profitability and its ability to sustain or grow its business.
Backlog
Because of the seasonal nature of the markets for small electric household appliances, HBB’s management believes backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. Backlog represents customer orders, which may be cancelled at any time prior to shipment. Backlog for HBB was approximately $18.8 million and $14.1 million at December 31, 2017 and 2016, respectively.
Product Warranties
HBB’s warranty program to the consumer consists generally of a limited warranty lasting for varying periods of up to ten years for electric appliances, with the majority of products having a warranty of one year. Under its warranty program, HBB may repair or replace, at its option, those products returned under warranty.
Working Capital
The market for small electric household and specialty housewares appliances is highly seasonal in nature. Revenues and operating profit for HBB are traditionally greater in the second half of the year as sales of small electric appliances to retailers and consumers increase significantly with the fall holiday-selling season. Because of the seasonality of purchases of its products, HBB generally uses a substantial amount of cash or short-term debt to finance inventories and accounts receivable in anticipation of the fall holiday-selling season.
Patents, Trademarks, Copyrights and Licenses
HBB holds patents and trademarks registered in the U.S. and foreign countries for various products. HBB believes its business is not dependent upon any individual patent, copyright or license, but that the Hamilton Beach®, Proctor Silex®, Hamilton Beach Commercial®, and Weston® trademarks are material to its business.
Product Design and Development
HBB spent $10.4 million, $9.7 million and $9.6 million in 2017, 2016 and 2015, respectively, on product design and development activities.
Key Suppliers and Raw Material
HBB’s products are supplied to its specifications by third-party suppliers located primarily in China. HBB does not maintain long-term purchase contracts with suppliers and operates mainly on a purchase order basis. HBB generally negotiates the purchases from its foreign suppliers in U.S. dollars.
During 2017, HBB purchased 98% of its finished products from suppliers in China. HBB purchases its inventory from approximately 49 suppliers, two of which represented more than 10% of purchases during the year ended December 31, 2017. HBB believes the loss of any one supplier would not have a long-term material adverse effect on its business because there are adequate supplier choices available that can meet HBB’s production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect HBB’s business until alternative supply arrangements are secured.
The principal raw materials used by HBB’s third-party suppliers to manufacture its products are plastic, glass, steel, copper, aluminum and packaging materials. HBB believes adequate quantities of raw materials are available from various suppliers.
Competition
The small electric household appliance industry does not have substantial entry barriers. As a result, HBB competes with many small manufacturers and distributors of housewares products. Based on publicly available information about the industry, HBB believes it is one of the largest full-line distributors and marketers of small electric household and specialty housewares appliances in North America based on key product categories.

HBB also competes to a lesser degree in Europe through its commercial product lines, and in South America and China. The competition in these geographic markets is more fragmented than in North America, and HBB is not yet a significant participant in these retail markets.
As brick and mortar retailers generally purchase a limited selection of branded, small electric appliances, HBB competes with other suppliers for retail shelf space. In the e-commerce channel, HBB must compete with a broad list of competitors. HBB conducts consumer advertising for the Hamilton Beach® brand and the Weston® brand. HBB believes the principal areas of competition with respect to its products are product design and innovation, quality, price, product features, supply chain excellence, merchandising, promotion and warranty.
Government Regulation
HBB is subject to numerous federal and state health, safety and environmental regulations. HBB’s management believes the impact of expenditures to comply with such laws will not have a material adverse effect on HBB.
As a marketer and distributor of consumer products, HBB is subject to the Consumer Products Safety Act and the Federal Hazardous Substances Act, which empower the U.S. Consumer Product Safety Commission (“CPSC”) to seek to exclude products that are found to be unsafe or hazardous from the market. Under certain circumstances, the CPSC could require HBB to repair, replace or refund the purchase price of one or more of HBB’s products, or HBB may voluntarily do so.
Throughout the world, electrical appliances are subject to various mandatory and voluntary standards, including requirements in some jurisdictions that products be listed by Underwriters’ Laboratories, Inc. (“UL”) or other similar recognized laboratories. HBB also uses Intertek Testing Services for certification and testing of compliance with UL standards, as well as other nation and industry specific standards. HBB endeavors to have its products designed to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") requires public companies to disclose whether certain minerals, commonly known as "conflict minerals," are necessary to the functionality or production of a product manufactured by those companies and if those minerals originated in the Democratic Republic of the Congo ("DRC") or an adjoining country. Our compliance with these disclosure requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in HBB's products. In addition, the supply-chain due diligence investigation required by the conflict minerals rules requires expenditures of resources and management attention, regardless of the results of the investigation.
Employees
As of December 31, 2017, HBB’s work force consisted of approximately 650 employees, none of whom are represented by unions except for 16 hourly employees at HBB’s Picton, Ontario distribution facility. These employees are represented by an employee association which performs a consultative role on employment matters. None of HBB’s U.S. employees are unionized. HBB believes its current labor relations with both union and non-union employees are satisfactory.
B. Kitchen Collection
General

KC is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States.
Sales and Marketing
KC operated 210 retail stores as of December 31, 2017 in outlet and traditional malls throughout the United States. The stores sell kitchenware from a number of highly recognizable name-brands, including Hamilton Beach® and Proctor Silex®. KC sales accounted for 17.4%, 19.4% and 19.7% of the Hamilton Beach Holding’s annual revenues in 2017, 2016 and 2015, respectively.
Seasonality
Revenues and operating profit for KC are traditionally greater in the second half of the year as sales to consumers increase significantly with the fall holiday-selling season. Because of the seasonality of purchases of its products, KC incurs substantial short-term debt to finance inventories in anticipation of the fall holiday-selling season.
Patents, Trademarks, Copyrights and Licenses
KC holds a trademark registered in the U.S. for the KC store name and believes that the trademark is material to its business.

Product Design and Development
KC, a retailer, has limited expenditures for product design and development activities.
Product Sourcing and Distribution
KC purchases all inventory centrally, which allows it to take advantage of volume purchase discounts and monitor controls over inventory and product mix. KC purchases its inventory from approximately 199 suppliers, one of which represented approximately 21% of purchases during the year ended December 31, 2017. No other supplier represents more than 10% of purchases. KC believes that the loss of any one supplier would not have a long-term material adverse effect on its business because there are adequate supplier choices available that can meet KC’s requirements. However, the loss of a supplier could, in the short term, adversely affect KC’s business until alternative supply arrangements are secured.
KC currently maintains its inventory for distribution to its stores at a distribution center located near its corporate headquarters in Chillicothe, Ohio.
Competition
KC competes against a diverse group of retailers, including specialty stores, department stores, discount stores, e-commerce competitors and catalog retailers. The retail environment continues to be extremely competitive. Widespread Chinese sourcing of products allows many retailers to offer value-priced kitchen products. While a number of very low-end and very high-end kitchenware retailers participate in the marketplace, KC believes there continues to be an opportunity for stores offering mid-priced, high-quality kitchenware.
Employees
As of December 31, 2017, KC’s work force consisted of approximately 950 employees. None of KC’s employees are unionized. KC believes its current labor relations with employees are satisfactory.
Item 1A. RISK FACTORS

Hamilton Beach Brands, Inc.

HBB’s business is sensitive to the strength of the North American consumer markets and weakness in these markets could adversely affect its business.

The strength of the economy in the United States, and to a lesser degree in Canada and Mexico, has a significant impact on HBB’s performance. Weakness in consumer confidence and poor financial performance by mass merchandisers, e-commerce retailers, warehouse clubs, department stores or any of HBB’s other customers could result in reduced revenues and profitability. A general slowdown in the consumer sector could result in additional pricing and marketing support pressures on HBB.

The market for HBB’s products is highly seasonal and dependent on consumer spending, which could result in significant variations in our revenues and profitability.

Sales of HBB’s products are related to consumer spending. A downturn in the general economy or a shift in consumer spending away from small electric household and specialty housewares appliances could adversely affect its business. In addition, the market for small electric household and specialty housewares appliances is highly seasonal in nature. HBB generally recognizes a substantial portion of its sales in the last half of the year as sales of small electric appliances and specialty housewares appliances increase significantly with the fall holiday-selling season. Accordingly, quarter-to-quarter comparisons of past operating results of HBB are meaningful only when comparing equivalent time periods, if at all. Any economic downturn, decrease in consumer spending or shift in consumer spending away from small electric household and specialty housewares appliances may significantly reduce revenues and profitability.

HBB is dependent on key customers and the loss of, or significant decline in business from, one or more of its key customers could materially reduce its revenues and profitability and its ability to sustain or grow its business.

HBB relies on several key customers. Although HBB has long-established relationships with many customers, it does not have any long-term supply contracts with these customers, and purchases are generally made using individual purchase orders. A loss of or significant reduction in sales to any key customer could result in significant decreases in HBB’s revenues and profitability and an inability to sustain or grow its business.

HBB must receive a continuous flow of new orders from its large, high-volume retail customers; however, it may be unable to continually meet the needs of those customers. In addition, failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could impair its ability to sustain or grow its business.

As a result of dependence on its key customers, HBB could experience a material adverse effect on its revenues and profitability if any of the following were to occur:

•	the insolvency or bankruptcy of any key customer;

•	a declining market in which customers materially reduce orders or demand lower prices; or

•	a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers.

If HBB were to lose, or experience a significant decline in business from, any major customer or if any major customers were to go bankrupt, HBB might be unable to find alternate distribution outlets.

HBB depends on third-party suppliers for the manufacturing of all of its products, which subjects it to risks, including unanticipated increases in expenses, decreases in revenues and disruptions in the supply chain.

HBB is dependent on third-party suppliers for the manufacturing of all of its products. HBB’s ability to select reliable suppliers that provide timely deliveries of quality products will impact its success in meeting customer demand. Any inability of HBB’s suppliers to timely deliver products that meet HBB’s specifications or any unanticipated changes in suppliers could be disruptive and costly to HBB. Any significant failure by HBB to obtain quality products on a timely basis at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on our revenues and profitability. Because HBB’s suppliers are primarily based in China, international operations subject HBB to additional risks including, among others:

•	currency fluctuations;

•	labor unrest;

•	potential political, economic and social instability;

•	restrictions on transfers of funds;

•	import and export duties and quotas;

•	changes in domestic and international customs and tariffs, including embargoes and customs restrictions;

•	uncertainties involving the costs to transport products;

•	long distance shipping routes dependent upon a small group of shipping and rail carriers and import facilities;

•	unexpected changes in regulatory environments;

•	regulatory issues involved in dealing with foreign suppliers and in exporting and importing products;

•	protection of intellectual property;

•	difficulty in complying with a variety of foreign laws;

•	difficulty in obtaining distribution and administrative support; and

•	potentially adverse tax consequences, including significant changes in tax law.

The foregoing factors could have a material adverse effect on HBB’s ability to maintain or increase the supply of products, which may result in material increases in expenses and decreases in revenues and profitability.

HBB is subject to foreign currency exchange risk.

HBB’s products are supplied by third-party suppliers located primarily in China. HBB generally negotiates the purchases from its foreign suppliers in U.S. dollars. A weakening of the U.S. dollar against local currencies could result in certain non-U.S. manufacturers increasing the U.S. dollar prices for future product purchases.

In addition, a portion of HBB’s revenue is derived from international operations, and HBB anticipates that a portion of sales will continue to come from outside the U.S. in the future. HBB’s international revenues may be adversely affected by fluctuations in foreign currency exchange rates. Any hedging activities HBB engages in may only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. HBB cannot predict with any certainty changes in foreign currency exchange rates or the degree to which HBB can mitigate these risks.

Increases in costs of products may materially reduce our profitability.

Factors that are largely beyond our control, such as movements in commodity prices for the raw materials needed by suppliers of HBB’s products, may affect the cost of products, and HBB may not be able to pass those costs on to its customers. As an example, HBB’s products require a substantial amount of plastic. Because the primary resource used in plastic is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. When the prices of petroleum, as well as steel, aluminum and copper, increase significantly, they may materially reduce our profitability.

The increasing concentration of HBB’s branded small electric household and specialty housewares appliance sales among a few retailers and the trend toward private label brands could materially reduce revenues and profitability.

With the growing trend towards the concentration of HBB’s branded small electric household and specialty housewares appliance sales among a few retailers, HBB is increasingly dependent upon fewer customers whose bargaining strength is growing as a result of this concentration. HBB sells a substantial quantity of products to mass merchandisers, e-commerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. These retailers generally have a large selection of small electric household and specialty housewares appliance suppliers to choose from. As a result, HBB competes for retail shelf space with its competitors. In addition, certain of HBB’s larger customers use their own private label brands on household appliances that compete directly with some of HBB’s products. As the retailers in the small electric household appliance industry become more concentrated, competition for sales to these retailers may increase, which could materially reduce our revenues and profitability.

The small electric household, specialty housewares appliances and commercial appliance industry is consolidating, which could reduce HBB’s ability to successfully secure product placements at key customers and limit our ability to sustain a cost competitive position in the industry.

Over the past several years, the small electric household, specialty housewares appliances and commercial appliance industry has undergone consolidation, and further consolidation is likely. As a result of this consolidation, the small electric household, specialty housewares appliances and commercial appliance industry primarily consists of a limited number of large distributors. HBB’s ability to gain or maintain share of sales in the small electric household, specialty housewares appliances and commercial appliance industry or maintain or enhance HBB’s relationships with key customers may be limited as a result of actions by competitors, including as a result of increased consolidation in the small electric household, specialty housewares appliances and commercial appliance industry.

If HBB is unable to continue to enhance existing products, as well as develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, which could materially reduce revenues and profitability, which have historically benefited from sales of new products.

One of HBB’s strategic initiatives is to enhance placements through consumer-driven innovative products to generate revenue growth. HBB may not be able to compete as effectively with competitors, and ultimately satisfy the needs and preferences of customers, unless HBB can continue to enhance existing products and develop new innovative products for the markets in which HBB competes. Product development requires significant financial, technological, and other resources. Product improvements and new product introductions also require significant research, planning, design, development, engineering, and testing at the technological and product process levels and HBB may not be able to timely develop and introduce product improvements or new products. Competitors’ new products may beat HBB’s products to market, be higher quality or more reliable, be more effective with more features, obtain better market acceptance, or render HBB’s products obsolete. Any new products that HBB develops may not receive market acceptance or otherwise generate any meaningful revenues or profits for us relative to our expectations based on, among other things, commitments to fund advertising, marketing, promotional programs and development.

HBB’s inability to compete effectively with competitors in its industry, including large established companies with greater resources, could result in lost market share and decreased revenues.

The small electric household, specialty housewares appliances and commercial appliance industry does not have substantial entry barriers. As a result, HBB competes with many small manufacturers and distributors of housewares products. Additional competitors may also enter this market and cause competition to intensify. For example, some of HBB’s customers have expressed interest in sourcing, or expanding the extent of sourcing, small electric household and commercial appliances directly from manufacturers in Asia. We believe competition is based upon several factors, including product design and innovation, quality, price, product features, merchandising, promotion and warranty. If HBB fails to compete effectively with these manufacturers and distributors, it could lose market share and experience a decrease in revenues, which would adversely affect our results of operations.

HBB also competes with established companies, a number of which have substantially greater facilities, personnel, financial and other resources. In addition, HBB competes with its own retail customers, who use their own private label brands, and importers and foreign manufacturers of unbranded products. Some competitors may be willing to reduce prices and accept lower profit margins to compete. As a result of this competition, HBB could lose market share and revenues.

HBB may become subject to claims under foreign laws and regulations, which may be expensive, time-consuming and distracting.

Because HBB has employees, property and business operations outside of the United States, HBB is subject to the laws and the court systems of many jurisdictions. HBB may become subject to claims outside the United States for violations or alleged violations of laws with respect to the current or future foreign operations of HBB. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time-consuming and distracting. As a result, any of these risks could significantly reduce HBB’s profitability and its ability to operate its businesses effectively.

HBB’s actual liabilities relating to environmental matters may exceed our expectations.

HBB is subject to laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances. If HBB fails to comply with these laws, then we could incur substantial costs, including cleanup costs, fines and civil and criminal sanctions. In addition, future changes to environmental laws could require HBB to incur significant additional expense.

HBB is investigating or remediating historical contamination at some current and former sites related to HBB’s prior manufacturing operations or the operations of businesses HBB acquired. In addition, the discovery of additional contamination at these or other sites could result in significant cleanup costs that could have a material adverse effect on HBB’s financial conditions and results of operations.

HBB could, under some circumstances, also be held financially liable for or suffer other adverse effects due to environmental violations or contamination caused by prior owners of businesses HBB has acquired. In certain circumstances, HBB’s financial liability for cleanup costs takes into account agreements with an unrelated third party. HBB’s liability for these costs could increase if the unrelated third party does not, or cannot, perform its obligations under those agreements. In addition, under some of the agreements through which HBB has sold real estate, HBB has retained responsibility for certain contingent environmental liabilities arising from pre-closing operations. These liabilities may not arise, if at all, until years after HBB sold these operations and could require us to incur significant additional expenses, which could materially adversely affect HBB’s results of operations and financial condition.

To the extent that HBB relies on newly acquired businesses or new product lines to expand its business, these acquisitions or new product lines may not contribute positively to HBB’s earnings because anticipated sales volumes and synergies may not materialize, cost savings may be less than expected or acquired businesses may carry unexpected liabilities.

HBB may acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. The acquisition of a business or of the rights to market specific products or use specific product names may involve a financial commitment by HBB, either in the form of cash or stock consideration. HBB may not be able to acquire businesses and develop products that will contribute positively to HBB’s earnings. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations or acquired businesses may carry unexpected liabilities.

HBB’s business involves the potential for product recalls, which could affect HBB’s sales and profitability.

As a marketer and distributor of consumer products, HBB is subject to the Consumer Products Safety Act and the Federal Hazardous Substances Act, which empower the CPSC to seek to exclude from the market those products that are found to be unsafe or hazardous. Under certain circumstances, the CPSC could require HBB to repair, replace or refund the purchase price of one or more of our products, or HBB may voluntarily do so. Any repurchases or recalls of our products could be costly to us and could damage our reputation or the value of our brands. If HBB is required to remove, or HBB voluntarily removes our products from the market, our reputation or brands could be tarnished, and HBB might have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the CPSC of a potential safety hazard can result in fines being assessed against HBB. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which HBB sells our products, and more restrictive laws and regulations may be adopted in the future. HBB’s results of operations are also susceptible to adverse publicity regarding the quality and safety of our products. In particular, product recalls may result in a decline in sales for a particular product.

HBB’s business subjects it to product liability claims, which could affect the reputation, sales and profitability of HBB and, potentially, KC.

HBB faces exposure to product liability claims if one of our products is alleged to have caused property damage, bodily injury or other adverse effects. HBB bears all costs associated with product liability claims up to a defined self-insured loss limit per claim and maintains product liability insurance for claims above this self-insured level. If a product liability claim is brought against HBB, our sales and profitability could be affected adversely as a result of negative publicity related to the claim, costs associated with any replacement of the product or expenses related to defending these claims. This could be true even if the claims themselves are ultimately settled for immaterial amounts. In addition, HBB may not be able to maintain product liability insurance on terms acceptable to HBB in the future. If the number of product liability claims HBB experiences exceeds historical amounts, if HBB is unable to maintain product liability insurance or if HBB’s product liability claims exceed the amount of our insurance coverage, HBB’s results of operations and financial condition could be affected adversely. The sales and profitability of KC, as an affiliate of HBB and a seller of certain HBB products, could also be affected adversely in the event of negative HBB publicity.

Government regulations could impose costly requirements on HBB.

The SEC adopted conflict mineral rules under Section 1502 of the Dodd-Frank Act on August 22, 2012. The rules require disclosure of the use of certain minerals, commonly known as “conflict minerals,” which are mined from the DRC and adjoining countries. HBB may incur additional costs and expenses to comply with these rules, including (i) due diligence to verify the sources of such conflict minerals; and (ii) any changes that HBB may make to its products, processes, or sources of supply as a result of such diligence and verification activities. Since HBB’s supply chain is complex, ultimately it may not be able to designate all products as “DRC conflict free” which may adversely affect its reputation with certain customers. In such event, HBB may also face difficulties in satisfying customers who require products purchased from HBB to be “DRC conflict free”. If HBB is not able to meet such requirements, customers may choose not to purchase HBB products, which could adversely affect sales and the value of portions of HBB’s inventory. Further, there may be only a limited number of suppliers offering products containing only DRC conflict free parts, components and subassemblies and, as a result, HBB cannot be sure that it will be able to satisfy its purchase requirements from such suppliers in sufficient quantities or at competitive prices. Any one or a combination of these various factors could harm HBB’s business, and materially and adversely affect HBB’s results of operations.

HBB is subject in the ordinary course of its business, in the United States and elsewhere, to many statutes, ordinances, rules and regulations that, if violated by HBB or its affiliates, partners or vendors, could have a material adverse effect on HBB’s business. HBB is required to comply with the United States Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery, anti-corruption and anti-kickback laws adopted in many of the countries in which HBB does business which prohibit HBB from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business and also require maintenance of adequate record-keeping and internal accounting practices to accurately reflect transactions. Under the FCPA, companies operating in the United States may be held liable for actions taken by their strategic or local partners or representatives. If HBB does not properly implement and maintain practices and controls with respect to compliance with applicable anti-corruption, anti-bribery and anti-kickback laws, or if HBB fails to enforce those practices and controls properly, HBB may be subject to regulatory sanctions, including administrative costs related to governmental and internal investigations, civil and criminal penalties, injunctions and restrictions on HBB’s business and capital raising activities, any of which could materially and adversely affect HBB’s business, results of operations and financial condition.

HBB may be subject to risks relating to increasing cash requirements of certain employee benefits plans, which may affect its financial position.

Because HBB’s defined benefit pension plans are frozen and no longer provide for the accrual of future benefits, the expenses recorded for, and cash contributions required to be made to its defined benefit pension plans are dependent on, changes in market interest rates and the value of plan assets, which, in turn, are dependent on actual investment returns. Significant changes in market interest rates, decreases in the value of plan assets or investment losses on plan assets may require HBB to increase the cash contributed to its defined benefit pension plans which may affect its financial position.

The Kitchen Collection, LLC

As consumer shopping habits change, foot traffic to brick and mortar stores could continue to decline and result in a loss of market share, revenues and profitability, and store closures at a more rapid pace than in the past.

The continuing and accelerating shift in consumer shopping patterns from traditional brick and mortar stores to e-commerce has resulted in declining mall traffic which has impacted most retailers. Our stores are located in outlet and traditional malls and our success depends in part on the overall ability of these malls to successfully generate and maintain customer foot traffic. We cannot control the success of individual malls, or store closures by other retailers, which may lead to mall vacancies and reduced customer foot traffic. Reduced customer foot traffic could result in reduced revenues and profitability.

The market for KC’s products is highly seasonal and dependent on consumer spending, which could result in significant variations in our revenues and profitability.

Sales of products sold at KC stores are subject to a number of factors related to consumer spending, including general economic conditions affecting disposable consumer income such as unemployment rates, business conditions, interest rates, levels of consumer confidence, energy prices, mortgage rates, the level of consumer debt and taxation. In addition, KC generally recognizes a substantial portion of its revenues and operating profit in the last half of the year as sales to consumers increase significantly with the fall holiday-selling season. Accordingly, any economic downturn, decrease in consumer spending or a shift in consumer spending away from KC’s products could significantly reduce, or cause significant variations in, KC’s revenues and profitability.

KC faces an extremely competitive specialty retail market, and such competition could result in a reduction of KC’s prices and loss of market share.

The retail market is highly competitive. KC competes against a diverse group of retailers, including specialty stores, department stores, discount stores and internet and catalog retailers. Widespread sourcing of Chinese products allows many retailers to offer value-priced kitchen products. Many of KC’s competitors are larger and have significantly greater financial, marketing and other resources. This competition could result in the reduction of KC product prices and a loss of market share, revenues and profitability.

KC may not be able to forecast customer preferences accurately in its merchandise selections.

KC’s success depends in part on its ability to anticipate the tastes of its customers and to provide merchandise that appeals to their preferences. KC’s strategy requires merchandising staff to introduce products that meet current customer preferences and that are affordable and distinctive in quality and design. KC’s failure to anticipate, identify or react appropriately to changes in consumer trends could cause excess inventories and higher mark-downs or a shortage of products and could harm KC’s business and operating results.

KC depends on third-party suppliers for most of its products, which subjects KC to risks, including unanticipated increases in expenses, decreases in revenues and disruptions in the supply chain.

KC is dependent on third-party suppliers for all of its products. KC’s inability to select reliable suppliers who provide timely deliveries of quality products could reduce its success in meeting customer demand. Any inability of KC’s suppliers to timely deliver products or any unanticipated changes in suppliers could be disruptive and costly to KC. The loss of a supplier could, in the short term, adversely affect KC’s business until alternative supply arrangements are secured. In addition, KC may not be able to acquire desired merchandise in sufficient quantities on acceptable terms in the future. KC’s business could also be adversely affected by delays in product shipments due to freight difficulties, strikes or other difficulties at its principal transport providers. Any significant failure by KC to obtain products on a timely basis at an affordable cost or any significant delays or interruptions of supply could have a material adverse effect on KC’s profitability.

KC may be forced to close a significant number of stores, which could adversely impact its profitability.

Although we have slowed the opening of new KC retail stores and have continued to close underperforming stores, the continuing and accelerating shift in consumer shopping patterns from traditional brick and mortar stores to e-commerce has resulted in declining outlet and traditional mall traffic, which has impacted most retailers. In the past, we have closed stores that did not generate acceptable profitability, and we may close additional stores in the future at a more rapid pace than in the past.

In addition, continued consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation continue, a large proportion of KC’s stores could be concentrated with one or a few entities that could then be in a position to dictate unfavorable terms to KC due to their significant negotiating leverage. If KC is unable to negotiate favorable lease terms with these entities or if KC decides to close stores in the future and is unable to negotiate favorable terms with the landlords regarding the remaining lease obligations, KC could be liable for significant lease termination costs, which could have a material adverse effect on KC’s financial results.

Hamilton Beach Holding

Hamilton Beach Holding has no history operating as an independent public company prior to the spin-off on which you can evaluate Hamilton Beach Holding’s business strategy.

Hamilton Beach Holding has no operating history as an independent public company prior to the spin-off. Accordingly, Hamilton Beach Holding’s public company business strategy may not be successful on a stand-alone basis.

Hamilton Beach Holding is dependent on key personnel and the loss of these key personnel could significantly reduce its profitability.

Hamilton Beach Holding is highly dependent on the skills, experience and services of its and its subsidiaries’ key personnel and the loss of key personnel could have a material adverse effect on its business, operating results and financial condition. Employment and retention of qualified personnel is important to the successful conduct of Hamilton Beach Holding’s business. Therefore, Hamilton Beach Holding’s success also depends upon its ability to recruit, hire, train and retain current and additional skilled and experienced management personnel. Hamilton Beach Holding’s inability to hire and retain personnel with the requisite skills could impair its ability to manage and operate its business effectively and could significantly reduce its profitability.

Hamilton Beach Holding accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which it is now subject as an independent company. If Hamilton Beach Holding is not able to achieve and maintain effective internal controls, its business, financial condition, results of operations and cash flows could be materially adversely affected.

As a result of the spin-off, Hamilton Beach Holding is now directly subject to reporting and other obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). These reporting and other obligations may place significant demands on Hamilton Beach Holding management and administrative and operational resources, including accounting resources. To comply with these requirements, Hamilton Beach Holding may need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. Hamilton Beach Holding may incur additional annual expenses related to these steps. If Hamilton Beach Holding is unable to upgrade the financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, its ability to comply with the financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on its business, financial condition, results of operations and cash flows.

Hamilton Beach Holding’s financing arrangements will subject Hamilton Beach Holding to various restrictions that could limit operating flexibility.

HBB’s and KC’s respective credit facilities contain covenants and other restrictions that, among other things, require HBB and KC to satisfy certain financial tests, maintain certain financial ratios and restrict HBB’s and KC’s ability to incur additional indebtedness. The restrictions and covenants in HBB’s and KC’s respective credit facilities, and other future financing arrangements may limit HBB’s and KC’s ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings HBB and KC may incur.

Hamilton Beach Holding’s business could suffer if HBB’s or KC’s information technology systems are disrupted, cease to operate effectively or become subject to a security breach.

Hamilton Beach Holding and its subsidiaries rely heavily on information technology systems to operate websites; record and process transactions; respond to customer inquiries; manage inventory; purchase, sell and ship merchandise on a timely basis; and maintain cost-efficient operations. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of computer hardware and software systems and maintain cyber security. Despite our cyber security efforts, our information technology systems may be vulnerable from time to time to damage or interruption from computer viruses, power outages, third-party intrusions and other technical malfunctions. If our systems are damaged, or fail to function properly, we may have to make monetary investments to repair or replace the systems and could endure delays in operations.

In addition, we regularly evaluate information technology systems and requirements and from time to time implement modifications and/or upgrades to our information technology systems. Modifications include replacing existing systems with successor systems, making changes to existing systems and acquiring new systems with new functionality. There are inherent risks associated with replacing and modifying these systems, including inaccurate system information, system disruptions and user acceptance and understanding. We believe we are taking appropriate action to mitigate the risks but there can be no assurance that our actions will be successful or sufficient.

Any material disruption or slowdown of our systems, including a disruption or slowdown caused by a security breach or our failure to successfully upgrade its systems, could cause information, including data related to customer orders, to be lost or delayed. Such a loss or delay could reduce demand and cause our sales and/or profitability to decline.

Through sales and marketing activities and business operations, we collect and store confidential information and certain personal information from its customers, vendors and employees. For example, KC handles, collects and stores personal information in connection with customers’ purchasing products or services, or otherwise communicating or interacting with KC. KC also accepts payments using a variety of methods, including debit and credit cards, gift cards, electronic transfer of funds and others. Although KC has taken steps designed to safeguard such information, there can be no assurance that such information will be protected against unauthorized access, use or disclosure. Unauthorized parties may attempt to penetrate our and our vendors’ network security and, if successful, misappropriate such information. Additionally, methods to obtain unauthorized access to confidential information change frequently and may be difficult to detect, which can impact our ability to respond appropriately. We could be subject to liability for failure to comply with privacy and information security laws, for failing to protect personal information or for failing to respond appropriately. Loss, unauthorized access to, or misuse of confidential or personal information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.
The transition services agreement Hamilton Beach Holding entered into with NACCO contains early termination provisions that, if exercised by NACCO, could prevent Hamilton Beach Holding from operating Hamilton Beach Holding’s business in a cost-efficient manner and could disrupt Hamilton Beach Holding’s operations.

Hamilton Beach Holding entered into a transition services agreement with NACCO on September 29, 2017. Under the terms of the transition services agreement, the Company obtains certain services from NACCO on a transition basis for varying periods after the spin-off date, none of which is expected to exceed one year, with the option to extend the transition periods for one or more services. The transition services agreement is subject to early termination provisions. For instance, either Hamilton Beach Holding or NACCO may terminate the agreement if:

•	the other party has violated any material provision of the agreement and such violation has not been remedied within 30 days after written notice thereof; or

•	the other party has filed, or has had filed against it, a petition seeking relief under any bankruptcy, insolvency, reorganization, moratorium or similar law affecting creditor’s rights.
In addition, both NACCO and Hamilton Beach Holding may terminate any transition service that is being provided at any time by giving such party 30 days’ prior written notice of its intention to do so. NACCO and Hamilton Beach Holding may also terminate the agreement by mutual written agreement. Early termination of this agreement by NACCO could increase Hamilton Beach Holding’s transition-related costs and could disrupt our new public company operations.

Hamilton Beach Holding may experience increased costs or decreased operational efficiencies as a result of its needing to replace corporate functions previously provided by NACCO.

NACCO has historically assisted with certain Hamilton Beach Holding operations, including accounting, finance, tax administration, internal audit and strategic development. Pursuant to the transition services agreement, NACCO will provide support to Hamilton Beach Holding with respect to some of these functions, including:

•	general accounting support;

•	support in responding to requests from regulatory and compliance agencies;

•	tax compliance and consulting support;

•	internal audit services and internal audit consulting and advisory services;

•	general legal support;

•	employee benefit and human resources legal and consulting support;

•	compensation support; and

•	investor relations support,
for varying periods after the spin-off date, none of which is expected to exceed one year, with the option to extend the transition periods for one or more services. Hamilton Beach Holding will need to replicate certain personnel and services to which Hamilton Beach Holding will no longer have access after our spin-off from NACCO. Hamilton Beach Holding may incur additional costs to implement and support these functions.
In addition, there may be an adverse operational impact on Hamilton Beach Holding’s businesses as a result of the significant Hamilton Beach Holding management and employee time that will be dedicated to building these capabilities during the first few years after the spin-off. If Hamilton Beach Holding begins to operate these functions independently, without implementing adequate business functions of our own, Hamilton Beach Holding may not be able to operate effectively and its profitability may decline.

We might not be able to engage in desirable strategic transactions and equity issuances because of certain restrictions relating to requirements for tax-free distributions.
Our ability to engage in equity transactions could be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the spin-off. Even if the spin-off otherwise qualifies for tax-free treatment under the Code, it may result in corporate-level taxable gain to NACCO under the Code if there is a 50% or greater change in ownership, by vote or value, of shares of our stock or NACCO’s stock occurring as part of a plan or series of related transactions that includes the spin-off. Any acquisitions or issuances of our stock or NACCO’s stock within two years before or two years after the spin-off are generally presumed to be part of such a plan, although we or NACCO may be able to rebut that presumption. It is unclear whether any increase in voting power by holders of our Class B Common Stock by reason of the conversion by other holders of Hamilton Beach Holding Class B Common Stock to Hamilton Beach Holding Class A Common Stock should be considered an acquisition of voting power as part of a plan or series of related transactions. However, even if so treated, any such voting shift would not alone cause an acquisition of 50% or more of the voting power of our Common Stock and, as a result, would not, by itself, cause the spin-off to be taxable to NACCO under Section 355(e) of the Code.

Under the Tax Allocation Agreement entered into with NACCO, we are prohibited from taking or failing to take any action that prevents the spin-off from being tax-free. Further, during the two-year period following the spin-off, without obtaining the consent of NACCO, a private letter ruling from the Internal Revenue Service or an unqualified opinion of a nationally recognized law firm, we may be prohibited from:

•	approving or allowing any transaction that results in a change in ownership of 35% or more of the value or 5% or more of the voting power of our common stock;

•	redeeming equity securities;

•	selling or otherwise disposing of more than 35% of the value of our assets;

•	acquiring a business or assets with equity securities to the extent one or more persons would acquire 35% or more of the value or 5% or more of the voting power of our common stock; and

•	engaging in certain internal transactions.

These restrictions may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that could maximize the value of our business.

The amount and frequency of dividend payments made on Hamilton Beach Holding’s common stock could change.

Hamilton Beach Holding’s board of directors (the "Board") has the power to determine the amount and frequency of the payment of dividends. Decisions regarding whether or not to pay dividends and the amount of any dividends are based on earnings, capital, and future expense requirements, financial conditions, contractual limitations and other factors our Board may consider.

Certain members of the extended founding family of NACCO own a substantial amount of Hamilton Beach Holding’s Class A and Class B common stock, and if they were to act in concert, could control the outcome of director elections and other stockholder votes on significant actions.

Hamilton Beach Holding has two classes of common stock: Class A common stock ("Class A Common") and Class B common stock ("Class B Common"). Holders of Class A Common will be entitled to cast one vote per share and, as of December 31, 2017, accounted for approximately 15.57% of the voting power of Hamilton Beach Holding. Holders of Class B Common are entitled to cast ten votes per share and, as of December 31, 2017, accounted for the remaining voting power of Hamilton Beach Holding. As of December 31, 2017, certain members of NACCO’s extended founding family held approximately 37.96% of Hamilton Beach Holding’s Class A Common and 69.99% of Hamilton Beach Holding’s Class B Common. On the basis of this common stock ownership, certain members of NACCO’s extended founding family could exercise 65.01% of Hamilton Beach Holding’s total voting power. Although there is no voting agreement among such family members, in writing or otherwise, if they were to act in concert, they would exert significant control over the outcome of director elections and other stockholder votes on significant actions, such as certain amendments to Hamilton Beach Holding’s amended and restated certificate of incorporation and sales of Hamilton Beach Holding or substantially all of its assets. Because such family members could prevent other stockholders from exercising significant influence over significant corporate actions, Hamilton Beach Holding may be a less attractive takeover target, which could adversely affect the market price of its common stock.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt that stockholders may consider favorable.
Our certificate of incorporation and bylaws provisions, as amended and restated in connection with us becoming a public company, may have the effect of delaying, deferring or discouraging a prospective acquiror from making a tender offer for our shares or otherwise attempting to obtain control of us. These provisions, among other things, establish that our Board fixes the number of members of the Board, and establish advance notice requirements for nomination of candidates for election to the Board or for proposing matters that can be acted on by stockholders at stockholder meetings. To the extent that these provisions discourage takeover attempts, they could deprive stockholders of opportunities to realize takeover premiums for their shares. Moreover, these provisions could discourage accumulations of large blocks of our common stock, thus depriving stockholders of any advantages that large accumulations of stock might provide.
Any provision of our amended and restated certificate of incorporation or our amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

We are an “emerging growth company” and as a result of the reduced disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors and the reduced disclosures may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” as defined in the Jumpstart our Business Startups Act ("JOBS Act"). For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, which include, among other things:

•	exemption from the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements;

•	exemption from the requirements of holding non-binding stockholder votes on executive compensation arrangements; and

•
exemption from any rules of the Public Accounting Oversight Board (PCAOB) requiring mandatory audit firm rotation and auditor discussion and analysis and, unless the SEC otherwise determines, any future audit rules that may be adopted by the PCAOB.

We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the consummation of the spin-off date, or until the earliest of (i) the last day of the fiscal year in which we have annual gross revenue of $1.07 billion or more, (ii) the date on which we have, during the previous three year period, issued more than $1 billion in non-convertible debt or (iii) the date on which we are deemed to be a large accelerated filer under the federal securities laws. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

Under the JOBS Act, emerging growth companies are also permitted to elect to delay adoption of new or revised accounting standards until companies that are not subject to periodic reporting obligations are required to comply with those standards, if such accounting standards apply to non-reporting companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with those of another public company which is neither (i) an emerging growth company nor (ii) an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

A. Hamilton Beach Brands
The following table presents the principal distribution and office facilities owned or leased by HBB:

Owned/
Facility Location	Leased	Function(s) (2)
Glen Allen, Virginia	Leased	Corporate headquarters
Geel, Belgium	(1)	Distribution center
Shenzhen, People's Republic of China	(1)	Distribution center
Mexico City, Mexico	Leased	Mexico sales and administrative headquarters
Olive Branch, Mississippi	Leased	Distribution center
Picton, Ontario, Canada	Leased	Distribution center
Southern Pines, North Carolina	Owned	Service center for customer returns; catalog distribution center; parts distribution center
Shenzhen, People's Republic of China	Leased	Administrative office
Markham, Ontario, Canada	Leased	Canada sales and administration headquarters
City of Sao Paulo, Sao Paulo, Brazil	Leased	Brazil sales and administrative headquarters
Jundiai, Sao Paulo, Brazil	(1)	Distribution center
Shanghai, People's Republic of China	Leased	Sales office
Shanghai, People's Republic of China	(1)	Distribution center
Independence, Ohio	Leased	Weston Brands sales office
Tultitlan, Mexico	(1)	Distribution center

(1)	This facility is not owned or leased by HBB. This facility is managed by a third-party distribution provider.

(2)	Sales offices are also leased in several cities in the United States, Canada, China and Mexico.
B. The Kitchen Collection

KC leases its corporate headquarters building and the KC warehouse/distribution facility in Chillicothe, Ohio. KC leases its retail stores. A typical store is approximately 3,000 square feet. At December 31, 2017, KC operated 210 stores.

Item 3. LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is a party to any material legal proceeding other than ordinary routine litigation incidental to its respective business.

Item 4. MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT
The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was elected. Each executive officer serves until his or her successor is elected and qualified.
The following tables set forth as of March 7, 2018 the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers.
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

Alfred M. Rankin, Jr.	75	Executive Chairman of Hamilton Beach Holding (from October 1, 2017)
Chairman, President and Chief Executive Officer of Hyster-Yale (from prior to 2013), Chairman of Hyster-Yale Group, formerly NACCO Materials Handling Group, Inc. (from prior to 2013), Non-Executive Chairman of NACCO Industries, Inc. (from September 2017), Chairman of NACoal (from prior to 2013). From prior to 2013 to September 2017, Chairman, President and CEO of NACCO. From prior to 2013 to 2014, Director of The Vanguard Group.

Gregory H. Trepp	56
President and Chief Executive Officer of Hamilton Beach Holding (from September 2017); President and Chief Executive Officer of HBB (from prior to 2013); Chief Executive Officer of KC (from prior to 2013)

			Interim President of KC (from November 2013 to December 2014).
Keith B. Burns	61	Vice President, Engineering and Information Technology of HBB (from prior to 2013)
Gregory E. Salyers	57	Senior Vice President, Global Operations of HBB (from prior to 2013)
Dana B. Sykes	56
Vice President, General Counsel and Secretary of Hamilton Beach Holding (from September 2017); Vice President, General Counsel and Secretary of HBB (from September 2015); Assistant Secretary of KC (from May 2015)

From July 2014 to September 2015, Associate General Counsel, Assistant Secretary and Senior Director, Human Resources of HBB. From prior to 2013 to July 2014, Assistant General Counsel and Director, Human Resources of HBB. From prior to 2013, Assistant General Counsel of HBB.

James H. Taylor	60	Vice President, Chief Financial Officer and Treasurer of Hamilton Beach Holding (from September 2017); Vice President and Chief Financial Officer of HBB (from prior to 2013)
R. Scott Tidey	53	Senior Vice President, North America Sales and Marketing of HBB (from prior to 2013)
Robert O. Strenski	61	President of KC (from January 2015)
Vice President, General Merchandise Manager of KC (from February 2014 to December 2014); General Merchandise Manager of KC (from June 2013 to January 2014); Vice President, Divisional Merchandise Manager, Consumables, Biglots Stores, Inc. (from prior to 2013 to January 2013).

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
A. HBB

Name	Age	Current Position	Other Positions
D. Scott Butler	66	Senior Director, Controller of HBB (from October 2017)	From prior to 2013 to October 2017, Corporate Controller

Richard E. Moss	54	Senior Director, Finance &Treasurer of HBB (from prior to 2013)

Derek R. Redmond	41	Assistant Secretary of Hamilton Beach Holding (from September 2017); Assistant Secretary and Senior Counsel of HBB (from September 2017); Assistant Secretary of KC (from September 2017)	Senior Counsel of HBB (from prior to 2013)
B. KC

Name	Age	Current Position	Other Positions
L.J. Kennedy	47	Director of Finance, Treasurer and Secretary of KC (from September 2016)	From prior to 2013 to September 2016, Treasurer and Secretary of KC.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Hamilton Beach Holding's Class A Common is traded on the New York Stock Exchange under the ticker symbol “HBB.” Because of transfer restrictions, no trading market has developed, or is expected to develop, for the Company's Class B Common. The Class B Common is convertible into Class A Common on a one-for-one basis. The Company currently intends to pay regular quarterly dividends. The declaration of future dividends and the establishment of the per share amount, record dates and payout dates for such future dividends will be at the discretion of the Company's Board and will depend on various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that the Company's Board deems relevant.
The high and low sales prices for the Class A Common and dividends per share for both classes of common stock for each quarter since the Company was spun-off and the Class A Common became publicly traded is presented in the table below:

	2017
	Sales Price
	High	Low	Cash Dividend
Fourth quarter	$39.89	$24.97	$0.0850
At December 31, 2017, there were 789 Class A Common stockholders of record and 864 Class B common stockholders of record.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth the Company's selected historical financial data as of and for each of the periods indicated. The Company derived the summary historical financial data as of and for each of the three years ended December 31, 2017 from the Company's audited consolidated financial statements. This information is only a summary and should be read in conjunction with the historical consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31
	2017	2016	2015
	(In thousands, except per share data)
Operating Statement Data:
Revenues	$740,749	$745,357	$767,862
Operating profit	$38,135	$43,374	$35,554
Net income	$17,905	$26,179	$19,711

Basic earnings per share (1)	$1.31	$1.91	$1.44

Diluted earnings per share (1)	$1.31	$1.91	$1.44

	Year Ended December 31
	2017	2016	2015
	(In thousands, except per share data, share amounts and employee data)
Balance Sheet Data at December 31:
Total assets	$326,233	$310,833	$310,128
Long-term portion of revolving credit agreements	$20,000	$26,000	$50,000
Stockholders' equity	$46,408	$65,268	$82,824

Cash Flow Data:
Provided by operating activities	$33,440	$62,563	$26,488
Used for investing activities	$(7,353)	$(5,925)	$(6,543)
Used for financing activities	$(26,602)	$(61,837)	$(10,088)

Other Data:
Cash dividends paid to NACCO	$(38,000)	$(42,000)	$(15,000)
Per share data:
Cash dividends on Class A Common and Class B Common (2)	$0.085	n/a	n/a
Market value at December 31 (2)	$25.69	n/a	n/a
Stockholders' equity at December 31	$3.39	$4.77	$6.06

Actual shares outstanding at December 31 (1)	13,673	13,673	13,673
Basic weighted average shares outstanding (1)	13,673	13,673	13,673
Diluted weighted average shares outstanding (1)	13,685	13,673	13,673
Total employees at December 31	1,600	1,600	1,700

(1)
On September 29, 2017, NACCO, Hamilton Beach Holding's former parent company, spun-off the Company to NACCO stockholders. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, received one share of Hamilton Beach Holding Class A Common and one share of Hamilton Beach Holding Class B Common for each share of NACCO Class A Common or Class B Common. The basic and diluted earnings per share amounts for the Company have been calculated based upon the number of shares distributed in the spin-off for all periods prior to the spin-off.

(2)	This information is only included for periods subsequent to the spin-off from NACCO.

OVERVIEW

Hamilton Beach Brands Holding Company (“Hamilton Beach Holding” or the “Company”) is an operating holding company for two separate businesses: consumer, commercial and specialty small appliances and specialty retail. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of branded small electric household and specialty housewares appliances as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware operating retail stores in outlet and traditional malls throughout the United States. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings.

On September 29, 2017, NACCO Industries, Inc. ("NACCO"), Hamilton Beach Holding's former parent company, spun-off the Company to NACCO stockholders. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, received one share of Hamilton Beach Holding Class A common stock and one share of Hamilton Beach Holding Class B common stock for each share of NACCO Class A or Class B common stock. In accordance with applicable authoritative accounting guidance, the Company accounted for the spin-off from NACCO based on the historical carrying value of assets and liabilities. As a result of the distribution of one share of Hamilton Beach Holding Class A common stock and one share of Hamilton Beach Holding Class B common stock for each share of NACCO Class A or NACCO Class B common stock, the earnings per share amounts for the Company for periods prior to the spin-off have been calculated based upon the number of shares distributed in the spin-off. NACCO did not receive any proceeds from the spin-off.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities (if any). On an ongoing basis, the Company evaluates its estimates based on historical experience, actuarial valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.
The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Emerging Growth Company: Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
Revenue recognition: Revenues are recognized when title transfers and risk of loss passes to the customer. Revenues at HBB are recognized when customer orders are completed and shipped. Revenues at KC are recognized at the point of sale when payment is made and customers take possession of the merchandise in stores. Reserves for discounts and returns are maintained for anticipated future claims at HBB and KC.
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At HBB, revenues represent gross sales less cooperative advertising, other volume-based incentives, estimated returns and allowances for defective products. At KC, retail markdowns are incorporated into KC’s retail method of accounting for cost of sales. If market conditions were to decline or if competition were to increase, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered. If the Company's accrued cooperative advertising balance as of December 31, 2017 were to increase by one percent, the reserve for product discounts would increase and revenues would be reduced by $0.1 million. The Company's past results of operations have not been materially affected by a change in the estimate of product discounts, and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change these estimates in the future.
Product returns: HBB products generally are not sold with the right of return. However, based on the Company's historical experience, a portion of KC and HBB products sold are estimated to be returned due to reasons such as buyer remorse, duplicate gifts received, product failure and excess inventory stocked by the customer which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of sale based on this historical experience and the limited right of return provided to certain customers. If future trends were to change significantly from those experienced in the past, incremental reductions to revenues may result based on this new experience. If the Company's estimate of average return rates as of December 31, 2017 were to increase by one percent, the reserves for product returns would increase and revenues would be reduced by $0.1 million. The Company's past results of operations have not been materially affected by a change in the estimate of product returns and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change these estimates in the future.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Retirement benefit plans: The Company maintains two defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. All eligible employees, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans. The Company's policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations. The defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.

The expected long-term rate of return on defined benefit plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. In establishing the expected long-term rate of return assumption for plan assets, the Company considers the historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans as well as a forward-looking rate of return. The historical and forward-looking rates of return for each of the asset classes used to determine the Company's estimated rate of return assumption are based upon the rates of return earned or expected to be earned by investments in the equivalent benchmark market indices for each of the asset classes.

Expected returns for pension plans are based on a calculated market-related value for U.S. pension plan assets. Under this methodology, asset gains and losses resulting from actual returns that differ from the Company's expected returns which are recognized ratably in the market-related value of assets over three years. Expected returns for pension plans are based on fair market value for non-U.S. pension plan assets.

The basis for the selection of the discount rate for each plan is determined by matching the timing of the payment of the expected obligations under the defined benefit plans and health care plans against the corresponding yield of high-quality corporate bonds of equivalent maturities.

Changes to the estimate of any of these factors could result in a material change to the Company's pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2017 assumptions are used to calculate 2018 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2018 of approximately $0.3 million for the plans. A one percentage-point change in the discount rate would result in a change in pension expense for 2018 by approximately $0.1 million. A one percentage-point increase in the discount rate would have lowered the plans’ projected benefit obligation as of the end of 2017 by approximately $2.0 million; while a one percentage-point decrease in the discount rate would have raised the plans’ projected benefit obligation as of the end of 2017 by approximately $2.3 million.

See Note 13 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's retirement benefit plans.
Self-insurance liabilities: The Company is generally self-insured for product liability, environmental liability, medical claims and certain workers’ compensation claims. For product liability, catastrophic insurance coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management's judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, inflation rates, medical costs and actual experience could cause estimates to change in the near term. Changes in any of these factors could materially change the Company's estimates for these self-insurance obligations causing a related increase or decrease in reported net operating results in the period of change in the estimate.
Inventory reserves: HBB inventories are stated at the lower of cost or net realizable value. The first-in, first-out (“FIFO”) method is used for HBB's inventory. KC retail inventories are stated at the lower of cost or market using the retail inventory method. Adjustments to the carrying value are recorded for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. An impairment in value of one percent of net inventories would result in additional expense of approximately $1.3 million.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Allowances for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $1.1 million.
Income taxes: The U.S. operating results of the Company will be included in the consolidated federal income tax return filed by NACCO through the spin-off date. The Company's allocation of taxes through the spin-off date will be in accordance with the Tax Allocation Agreement. In general, the Tax Allocation Agreement between the Company and NACCO provides that federal income taxes are computed by the Company as if it had filed a tax return on a standalone basis calculated using the separate return method. Subsequent to the spin-off, the Company will file a separate federal tax return in the U.S. for the period subsequent to the spin-off date.
Tax law requires certain items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible for tax purposes, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities using currently enacted tax rates. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date. Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted law and tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, or changes in the Company's structure or tax status.
The Company's tax assets, liabilities, and tax expense are supported by historical earnings and losses and the Company's best estimates and assumptions of future earnings. The Company assesses whether a valuation allowance should be established against the Company's deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses. When the Company determines, based on all available evidence, that it is more likely than not that deferred tax assets will not be realized, a valuation allowance is established.

Since significant judgment is required to assess the future tax consequences of events that have been recognized in the Company's financial statements or tax returns, the ultimate resolution of these events could result in adjustments to the Company's financial statements and such adjustments could be material. The Company believes the current assumptions, judgments and other considerations used to estimate the current year accrued and deferred tax positions are appropriate. If the actual outcome of future tax consequences differs from these estimates and assumptions, due to changes or future events, the resulting change to the provision for income taxes could have a material impact on the Company's results of operations and financial position.

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly revises U.S. tax law. The Tax Act will positively impact the Company’s future effective income tax rate due to the reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.

In addition to the reduction in the U.S. federal corporate tax rate mentioned above, other significant changes to existing tax law include (1) a deduction received on dividends of foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings; (2) limitations on the deductibility of certain executive compensation for publicly traded companies; (3) accelerated expensing of capital investment, subject to phase out beginning in 2023; (4) a new limitation on deductible interest expense; and (5) a new U.S. minimum tax on earnings of foreign subsidiaries.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides a measurement period of up to one year after the enactment date for companies to finalize the recognition of the income tax effects of the Tax Act. As a result of the Tax Act and pursuant to SAB 118, the Company recorded a provisional net tax charge of $4.7 million in the period ending December 31, 2017. The provisional expense is primarily attributable to the corporate rate reduction on existing deferred tax assets and liabilities. Included in the provisional income tax charge is $0.4 million for excess executive renumeration expense expected to be under the Company's long-term incentive plan payments in future years, as certain covered employee recipients are expected to exceed the $1 million disallowance threshold, and $0.2 million for the net impact related to repatriation of unremitted foreign earnings. The ultimate impact of the Tax Act may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions, additional regulatory guidance that may be issued, and the computation of state income taxes as there is uncertainty on conformity to the U.S. federal tax system following the Tax Act.

CONSOLIDATED FINANCIAL SUMMARY

Hamilton Beach Holding is an operating holding company for two separate businesses that operate in the consumer, commercial and specialty small appliances market (HBB) and the specialty retail market (KC). Hamilton Beach Holding includes the required intercompany eliminations between HBB and KC and certain federal tax attributes. Costs incurred as a stand-alone public entity are allocated to the HBB segment. The only material assets held by Hamilton Beach Holding are its investments in consolidated subsidiaries, and substantially all of its cash flows are provided by dividends paid or distributions made by its subsidiaries. The cash to pay dividends to Hamilton Beach Holding’s stockholders is derived from these cash flows. As a result, certain statutory limitations or regulatory or financing agreements could affect the levels of distributions allowed to be made by its subsidiaries. See Note 6 to the Consolidated Financial Statements in this Form 10-K for further discussion of certain of these limitations.

Selected consolidated results of Hamilton Beach Holding were as follows:

	2017	2016	2015
Revenues
HBB	$615,071	$605,170	$620,977
KC	128,520	144,351	150,988
Eliminations	(2,842)	(4,164)	(4,103)
Consolidated revenues	$740,749	$745,357	$767,862

Operating profit
HBB	$41,487	$43,033	$34,801
KC	(3,418)	376	165
Eliminations	66	(35)	588
Consolidated operating profit	$38,135	$43,374	$35,554

Net income
HBB	$21,117	$26,557	$19,749
KC	(3,272)	(355)	(420)
Eliminations	60	(23)	382
Consolidated net income	$17,905	$26,179	$19,711

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table identifies, by segment, the components of change in Revenues, Operating profit and Net income:

	Revenues	Operating profit	Net income

Consolidated results for the year ended December 31, 2015	$767,862	$35,554	$19,711
Increase (decrease) in 2016
HBB	(15,807)	8,232	6,808
KC	(6,637)	211	65
Eliminations	(61)	(623)	(405)
Consolidated results for the year ended December 31, 2016	$745,357	$43,374	$26,179

Consolidated results for the year ended December 31, 2016	$745,357	$43,374	$26,179
Increase (decrease) in 2017
HBB	9,901	(1,546)	(5,440)
KC	(15,831)	(3,794)	(2,917)
Eliminations	1,322	101	83
Consolidated results for the year ended December 31, 2017	$740,749	$38,135	$17,905

The components of change are discussed below in “Segment Results”.

Liquidity and Capital Resources of Hamilton Beach Holding

Although Hamilton Beach Holding’s subsidiaries have entered into borrowing agreements, Hamilton Beach Holding has not guaranteed any borrowings of its subsidiaries. Dividends from its subsidiaries (to the extent permitted by its subsidiaries’ borrowing agreements) will be used to enable Hamilton Beach Holding to pay dividends to its stockholders. The Company's current intention is to pay regular quarterly dividends. Hamilton Beach Holding's Board, at its first regularly scheduled meeting in November, declared a regular cash dividend of $0.085 per share. The dividend was declared on both the Class A Common and Class B Common, and was paid on December 15, 2017 to stockholders of record at the close of business on December 1, 2017. The declared cash dividend was equal to an annual rate of $0.34 per share.

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

Contractual Obligations, Contingent Liabilities and Commitments

As a holding company, Hamilton Beach Holding has no contractual obligations, contingent liabilities and commitments.

Off Balance Sheet Arrangements

As a holding company, Hamilton Beach Holding has not entered into any off balance sheet financing arrangements. See HBB's and KC's contractual obligations tables in each of the HBB and KC segment results.
Capital Structure
Hamilton Beach Holding's consolidated capital structure at December 31, 2017 compared with December 31, 2016 is presented below:

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

December 31, 2017 Compared with December 31, 2016

	DECEMBER 31 2017	DECEMBER 31 2016	Change
Cash and cash equivalents	$10,906	$11,340	$(434)
Other net tangible assets	74,695	79,107	(4,412)
Goodwill and intangible assets, net	12,153	13,535	(1,382)
Net assets	97,754	103,982	(6,228)
Total debt	(51,346)	(38,714)	(12,632)
Total equity (1)	$46,408	$65,268	$(18,860)
Debt to total capitalization	53%	37%	16%
(1)    Hamilton Beach Holding paid a $35.0 million cash dividend to NACCO prior to the spin-off and also a $1.2 million cash dividends on Class A Common and Class B Common to stockholders during the three months and year ended December 31, 2017.

The components of change are discussed below in "Segment Results".

OUTLOOK
In the current market environment and including the various factors noted in the HBB and KC segment outlooks discussed below in "Segment Results", Hamilton Beach Holding expects 2018 consolidated net income to increase substantially over 2017 primarily due to lower income tax expense. As a result of the Tax Act, Hamilton Beach Holding expects its effective income tax rate to be in the range of 26% to 28% in 2018.

SEGMENT RESULTS

Hamilton Beach Brands, Inc.

HBB is a leading designer, marketer and distributor of small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. HBB’s products are marketed primarily to retail merchants and wholesale distributors. HBB’s business is seasonal and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Financial Review

Operating Results

2017 Compared with 2016

The results of operations for HBB were as follows for the years ended December 31:

	Year Ended December 31		% of Sales Revenue, net
	2017	2016	2017	2016
Revenues	$615,071	$605,170	100.0%	100.0%
Cost of sales	479,367	476,756	77.9%	78.8%
Gross profit	135,704	128,414	22.1%	21.2%
Operating expenses (1)	94,217	85,381	15.3%	14.1%
Operating profit	41,487	43,033	6.7%	7.1%
Interest expense	1,577	1,165	0.3%	0.2%
Other expense, net	166	770	—%	0.1%
Income before income taxes	39,744	41,098	6.5%	6.8%
Income tax expense (2)	18,627	14,541	3.0%	2.4%
Net income	$21,117	$26,557	3.4%	4.4%

Effective income tax rate (2)	46.9%	35.4%

(1)	Operating expenses include Selling, general and administrative expenses, amortization of intangibles and (gain)/loss on sale of assets.

(2)
As a result of the Tax Act and pursuant to SAB 118, HBB recorded a provisional discrete tax charge of $4.1 million in 2017 primarily for remeasurement of deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, the non-deductible nature of certain employee compensation and one-time transition tax on deemed repatriation of certain unremitted earnings of non-U.S. subsidiaries.

The following table identifies the components of change in revenues for 2017 compared with 2016:

Revenues
2016	$605,170
Increase (decrease) from:
Unit volume and product mix	9,181
Foreign currency	1,085
Average sales price	(365)
2017	$615,071

Revenues for 2017 increased $9.9 million, or 1.6%, compared with 2016 primarily due to an increase in sales of new, higher-priced products, mainly in the International consumer retail market, and favorable foreign currency movements as the Canadian dollar strengthened against the U.S. dollar during 2017.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table identifies the components of change in operating profit for 2017 compared with 2016:

Operating Profit
2016	$43,033
Increase (decrease) from:
Selling, general and administrative expenses	(8,836)
Gross profit	6,719
Foreign currency	571
2017	$41,487

HBB's operating profit decreased $1.5 million, or 3.6%, in 2017 compared with 2016 primarily as a result of an $8.8 million increase in Selling, general and administrative expenses, partially offset by a $6.7 million increase in gross profit. The improvement in gross profit was due to a $9.9 million increase in revenues, partially offset by a $2.6 million increase in cost of sales.

The improvement in gross margin, which was 22.1% at December 31, 2017 compared with 21.2% at December 31, 2016, was primarily due to $6.6 million in lower product costs and a $3.2 million favorable shift in sales to higher-margin and higher-priced products. Increased warehouse and transportation costs of $1.8 million and inventory adjustments of $1.2 million partially offset the improvement in gross margin.

The increase in Selling, general and administrative expenses was primarily due to the recognition of $2.5 million of expenses related to the spin-off and $2.8 million of higher employee-related costs. The increase in employee-related costs was primarily due to additional headcount to support HBB's strategic initiatives.

HBB's interest expense increased $0.4 million in 2017 compared with 2016 due to higher average borrowings in 2017 under HBB's revolving credit facility. Other (income) expense, net, changed by $0.6 million primarily due to foreign currency gains.

HBB recognized income tax expense of $18.6 million on income before income taxes of $39.7 million, or an effective tax rate of 46.9% for 2017. In 2016, income tax expense was $14.5 million on income before income taxes of $41.1 million, or an effective tax rate of 35.4%. The increase in income tax expense and the effective tax rate in 2017 was primarily due to the impact of the Tax Act and the nondeductible nature of certain costs incurred related to the spin-off. As a result of the Tax Act and pursuant to SAB 118, HBB recorded a provisional discrete tax charge of $4.1 million in 2017 primarily for the remeasurement of deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, the non-deductible nature of certain executive compensation and the one-time transition tax on deemed repatriation of certain unremitted earnings of non-U.S. subsidiaries. In addition, HBB recognized a $0.6 million tax benefit related to the reversal of a reserve previously established for an uncertain tax position due to favorable resolution of a state tax matter in 2016.

As a result of the factors discussed above, HBB's net income decreased to $21.1 million at December 31, 2017 compared with net income of $26.6 million at December 31, 2016.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

2016 Compared with 2015

The results of operations for HBB were as follows for the years ended December 31:

	Year Ended December 31		% of Sales Revenue, net
	2016	2015	2016	2015
Revenues	$605,170	$620,977	100.0%	100.0%
Cost of sales	476,756	497,838	78.8%	80.2%
Gross profit	128,414	123,139	21.2%	19.8%
Operating expenses (1)	85,381	88,338	14.1%	14.2%
Operating profit	43,033	34,801	7.1%	5.6%
Interest expense	1,165	1,831	0.2%	0.3%
Other expense, net	770	1,470	0.1%	0.2%
Income before income taxes	41,098	31,500	6.8%	5.1%
Income tax expense	14,541	11,751	2.4%	1.9%
Net income	$26,557	$19,749	4.4%	3.2%

Effective income tax rate	35.4%	37.3%

(1)	Operating expenses include Selling, general and administrative expenses, amortization of intangibles and (gain)/loss on sale of assets.

The following table identifies the components of change in revenues for 2016 compared with 2015:

Revenues
2015	$620,977
Increase (decrease) from:
Unit volume and product mix	(9,259)
Foreign currency	(7,700)
Average sales price	1,152
2016	$605,170

Revenues for 2016 decreased 2.5% compared with 2015 primarily due to decreased sales volumes, mainly in the U.S. consumer retail market, and unfavorable foreign currency movements as both the Mexican peso and Canadian dollar weakened against the U.S. dollar.
The following table identifies the components of change in operating profit for 2016 compared with 2015:

Operating Profit
2015	$34,801
Increase (decrease) from:
Gross profit	6,543
Selling, general and administrative expenses	2,957
Foreign currency	(1,268)
2016	$43,033

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

HBB’s operating profit increased $8.2 million, or 23.7%, in 2016 compared with 2015 primarily as a result of a $22.4 million decrease in cost of sales, partially offset by $15.8 million in decreased revenues and $1.3 million in unfavorable foreign currency movements as the Mexican peso weakened against the U.S. dollar. A $3.0 million decrease in Selling, general and administrative expenses also contributed to the increase in operating profit.

The decrease in cost of sales and the improvement in gross margin, which was 21.2% in 2016 compared with 19.8% in 2015, resulted from a $8.4 million shift in sales mix to higher-priced and higher-margin products and $3.6 million in lower product costs, partially offset by $3.9 million in reduced sales volumes. Selling, general and administrative expenses decreased as a result of lower professional and outside service fees ($1.9 million), decreased advertising and marketing expenses ($1.5 million) and a reduction in environmental expenses in 2016 compared with 2015. HBB recorded $1.5 million in 2015 for environmental investigation and remediation at HBB’s Picton, Ontario facility. These decreases in Selling, general and administrative expenses were partially offset by higher employee-related costs of $2.9 million for higher incentive compensation and salaries.

The improvement in operating profit, a reduction in Interest expense of $0.7 million due to fewer borrowings and lower Other expense, net, of $0.8 million due to foreign currency fluctuations also contributed to the increase in net income. These favorable variances were partially offset by $2.8 million in increased Income tax expense due to higher Income before income taxes. Despite the increase in Income tax expense, HBB had a lower effective income tax rate in 2016 compared with 2015 as HBB realized a $0.6 million tax benefit related to the reversal of a reserve previously established for an uncertain tax position due to favorable resolution of a state tax matter in 2016. Net income increased to $26.6 million in 2016 compared with $19.7 million in 2015 primarily due to these factors.
LIQUIDITY AND CAPITAL RESOURCES OF HBB
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2017	2016	Change
Operating activities:
Net income	$21,117	$26,557	$(5,440)
Depreciation and amortization	4,072	4,681	(609)
Other	4,754	1,279	3,475
Working capital changes	(1,156)	26,214	(27,370)
Net cash provided by operating activities	28,787	58,731	(29,944)

Investing activities:
Expenditures for property, plant and equipment	(6,198)	(4,814)	(1,384)
Other	21	26	(5)
Net cash used for investing activities	(6,177)	(4,788)	(1,389)

Cash flow before financing activities	$22,610	$53,943	$(31,333)
Net cash provided by operating activities decreased by $29.9 million during 2017 compared to 2016 primarily due to changes in working capital for inventory and accounts receivable. Inventory increased in 2017 compared with a decrease in 2016, primarily due to higher sales forecasts during 2017. Accounts receivable had a larger increase in 2017 compared with 2016, primarily attributable to higher sales and a shift in the timing of sales and collections.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	2017	2016	Change
Financing activities:
Net additions (reductions) to revolving credit agreements	$12,630	$(19,651)	$32,281
Cash dividends paid to Hamilton Beach Holding	(36,162)	(32,000)	(4,162)
Other	—	(186)	186
Net cash used for financing activities	$(23,532)	$(51,837)	$28,305
The change in net cash used for financing activities is primarily the result of increased borrowings under the revolving credit facility in 2017 to fund working capital.
Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $281.0 million as of December 31, 2017. At December 31, 2017, the borrowing base under the HBB Facility was $111.1 million and borrowings outstanding were $51.3 million. At December 31, 2017, the excess availability under the HBB Facility was $59.7 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2017, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective December 31, 2017, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility at December 31, 2017 was 3.83% including the floating rate margin and the effect of the interest rate swap agreements.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $20.0 million at December 31, 2017 at a fixed interest rate of 1.4%. HBB also has delayed start interest rate swaps with notional values totaling $25.0 million at December 31, 2017, with fixed rates of 1.6% and 1.7%. See Note 2 and Note 7 to the Consolidated Financial Statements in this Form 10-K for further discussion of HBB's interest rate swap agreements.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. HBB declared and paid a $35 million dividend to Hamilton Beach Holding which was subsequently paid to NACCO prior to the spin-off in September 2017, which under Amendment No. 5 to the HBB Facility, has been excluded from the covenants. Other than the $35 million dividend in September 2017, dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2017, HBB was in compliance with all financial covenants in the HBB Facility.

HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of HBB as of December 31, 2017:

	Payments Due by Period
Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
HBB Facility	$51,346	$31,346	$—	$—	$20,000	$—	$—
Variable interest payments on HBB Facility	7,043	1,613	1,730	2,413	1,287	—	—
Purchase and other obligations	266,152	256,177	3,736	3,301	2,938	—	—
Operating leases	36,863	5,926	5,677	5,529	3,759	1,815	14,157
Total contractual cash obligations	$361,404	$295,062	$11,143	$11,243	$27,984	$1,815	$14,157
Not included in the table above, HBB has a long-term liability of approximately $0.6 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2017. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
An event of default, as defined in the HBB Facility and in HBB’s operating agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.
HBB’s variable interest payments are calculated based upon HBB's anticipated payment schedule and the December 31, 2017 base rate and applicable margins, as defined in the HBB Facility. A 1/8% increase in the base rate would increase HBB’s estimated total annual interest payments on the HBB Facility by approximately $0.5 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s decisions to contribute above the minimum regulatory funding requirements. As a result, pension funding has not been included in the table above. HBB does not expect to contribute to its U.S. and non-U.S. pension plans in 2018. Pension benefit payments are made from assets of the pension plans.
Off Balance Sheet Arrangements
HBB has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures (in millions):

	Planned	Actual	Actual
	2018	2017	2016
HBB	$9.9	$6.2	$4.8
Planned expenditures for 2018 are primarily for improvements to HBB’s information technology infrastructure, tooling for new products and distribution warehouse improvements. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure

Working capital is significantly affected by the seasonality of HBB’s business. The following is a discussion of the changes in HBB’s capital structure at December 31, 2017 compared with December 31, 2016 and December 31, 2016 compared with December 31, 2015.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

December 31, 2017 Compared with December 31, 2016

	December 31
	2017	2016	Change
Cash and cash equivalents	$1,480	$2,321	$(841)
Other net tangible assets	69,122	66,916	2,206
Goodwill and intangible assets, net	12,153	13,535	(1,382)
Net assets	82,755	82,772	(17)
Total debt	(51,346)	(38,714)	(12,632)
Total equity	$31,409	$44,058	$(12,649)
Debt to total capitalization	62%	47%	15%

Other net tangible assets increased $2.2 million from December 31, 2016 primarily due to an increase in receivables attributable to higher sales in 2017 compared to 2016.

Total debt increased $12.6 million from December 31, 2016 primarily to fund working capital.

Total equity decreased $12.6 million primarily due to $36.2 million of cash dividends paid to Hamilton Beach Holding and a $2.5 million decrease in Accumulated Other Comprehensive Income (Loss), mainly due to pension plan adjustments. The total decrease in equity was partially offset by HBB’s 2017 net income of $21.1 million.
December 31, 2016 Compared with December 31, 2015

	December 31
	2016	2015	Change
Cash and cash equivalents	$2,321	$474	$1,847
Other net tangible assets	66,916	94,353	(27,437)
Goodwill and intangible assets, net	13,535	14,915	(1,380)
Net assets	82,772	109,742	(26,970)
Total debt	(38,714)	(58,365)	19,651
Total equity	$44,058	$51,377	$(7,319)
Debt to total capitalization	47%	53%	(6)%

Net assets decreased $27.0 million from December 31, 2015 primarily due to increases in accounts payable, other current liabilities and accrued payroll. The increase in Accounts payable was primarily due to a change in the timing of payments in 2016 compared with 2015. The Other current liabilities increase is primarily attributable to changes in accrued cooperative advertising in 2016 compared with 2015.

Total debt decreased $19.7 million primarily due to the timing of working capital payments partially offset by dividends paid to NACCO during 2016.

Total equity decreased $7.3 million primarily due to $32.0 million of dividends paid to NACCO during 2016 and a $2.8 million increase in accumulated other comprehensive loss, mainly due to changes in the foreign currency translation adjustment, partially offset by HBB’s 2016 Net income of $26.6 million.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

OUTLOOK

Changing consumer buying patterns, including the shift of sales from in-store channels to internet sales channels, continue to create uncertainty about the overall growth prospects for the U.S. retail market for small appliances. Despite this uncertainty, the consumer retail market for small kitchen appliances grew modestly in 2017 and is also expected to grow modestly in 2018 compared with 2017. The international and commercial markets in which HBB participates are expected to continue to grow moderately.

HBB continues to focus on strengthening the consumer market position of its various product lines through product innovation, promotions, increased placements and branding programs. HBB will continue to leverage its strong brand portfolio by introducing new innovative products, as well as upgrades to certain existing products across a wide range of brands, price points and categories in both consumer and commercial marketplaces. The company continues to pursue opportunities to create or add product lines and brands that can be distributed in high-end or specialty stores and on the Internet, including new products under its CHI®-branded garment care line and Wolf Gourmet-branded product line, both of which are gaining traction and generating incremental revenue. HBB also expects its growing global commercial business to benefit from broader distribution of several newer products, including its new QuantumTM high-performance commercial blender. HBB's robust commercial and consumer product pipeline is expected to affect both revenues and operating profit positively in 2018 and in future periods.

As a result of the current market environment, new or enhanced product introductions and an expected increase in higher-priced, higher-margin product placements resulting from the execution of the company's strategic initiatives, HBB's revenues are expected to increase in 2018 compared with 2017. Improvements in revenues are expected in all business divisions, which include U.S. Consumer, International consumer and Commercial. HBB expects product demand in the first half of the year to increase based on current customer commitments. Firmer commitments for the second half of the year and the holiday-selling season are expected to occur in the second and third quarters. As a result, HBB expects moderate revenue growth in the first half of 2018, with modest growth in the second half of the year, but as better visibility is gained, expectations could be revised.

Benefits of these increased revenues are expected to be partly offset by product cost inflation, which is expected to be mitigated by adjustments to product placements and pricing, costs to implement HBB's strategic initiatives and the full year effect of incremental public company costs the Company will incur as a standalone public entity. As a result, HBB's 2018 operating profit is expected to increase moderately compared with 2017. Operating profit in the first half of 2018, particularly in the first quarter, is expected to be moderately higher than the first half of 2017, while operating results in the second half of the year are expected to be comparable to the second half of 2017 due to the timing of product cost increases. HBB continues to monitor currency effects, as well as commodity and other input costs, closely and intends to continue to adjust product prices and product placements as market conditions permit.

While 2018 operating profit is expected to be moderately higher than in 2017, net income is expected to increase substantially over 2017 as a result of a lower effective corporate income tax rate, as well as the absence of the provisional charge that was recorded in 2017 for the Tax Act.

In 2018, cash flow before financing activities is expected to be higher than 2017 and capital expenditures are expected to be approximately $10 million.

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

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Effects of Foreign Currency

HBB operates internationally and enters into transactions denominated in foreign currencies. As a result, HBB is subject to the variability that arises from exchange rate movements. The effects of foreign currency on HBB's operating results are discussed above. The Company's use of foreign currency derivative contracts is discussed in “Quantitative and Qualitative Disclosures about Market Risk” below.

The Kitchen Collection, LLC

KC is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States. KC's business is seasonal, and a majority of its revenues and operating profit is typically earned in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.
At December 31, 2017, KC operated 210 stores compared with 223 stores at December 31, 2016.

Financial Review

Operating Results
2017 Compared with 2016
The results of operations for KC were as follows for the years ended December 31:

	Year Ended December 31		% of Sales Revenue, net
	2017	2016	2017	2016
Revenues	$128,520	$144,351	100.0%	100.0%
Cost of sales	70,470	78,960	54.8%	54.7%
Gross profit	58,050	65,391	45.2%	45.3%
Operating expenses (1)	61,468	65,015	47.8%	45.0%
Operating (loss) profit	(3,418)	376	(2.7)%	0.3%
Interest expense	254	209	0.2%	0.1%
Other expense	61	67	—%	—%
Income (loss) before income taxes	(3,733)	100	(2.9)%	0.1%
Income tax (benefit) expense	(461)	455	(0.4)%	0.3%
Net loss	$(3,272)	$(355)	(2.5)%	(0.2)%

Effective income tax rate	n/m	n/m
(1)    Operating expenses include Selling, general and administrative expenses and (gain)/loss on sale of assets.
The following table identifies the components of change in revenues for 2017 compared with 2016:

Revenues
2016	$144,351
Increase (decrease) from:
Comparable stores	(10,049)
Closed stores	(9,752)
New stores	3,373
Other	597
2017	$128,520

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Revenues decreased 11.0% in 2017 compared with 2016. The decrease is primarily due to a decline in comparable store sales and the loss of sales from closing unprofitable stores during 2017 and 2016. The decrease in comparable store sales is mainly attributable to fewer customer visits and a reduction in store transactions as a result of reduced consumer traffic as well as a decline in the average sales transaction value for 2017 compared with 2016. These decreases were partially offset by sales at newly opened stores.
KC's cost of sales for 2017 decreased $8.5 million compared with 2016 as a result of the decrease in sales as gross margin was comparable in 2017 and 2016.
The following table identifies the components of change in operating profit (loss) for 2017 compared with 2016:

Operating profit (loss)
2016	$376
Increase (decrease) from:
Comparable stores	(3,695)
New stores	(507)
Lease termination costs	(435)
Selling, general and administrative expenses and other	692
Closed stores	151
2017	$(3,418)
KC reported an operating loss of $3.4 million in 2017 compared with operating profit of $0.4 million in 2016 primarily as a result of a decline in sales at comparable stores and lease termination costs incurred for the closure of unprofitable stores. These decreases were partially offset by lower Selling, general and administrative expenses at corporate headquarters, primarily due to a $0.7 million reduction in employee-related expenses.
KC recognized a net loss of $3.3 million in 2017 compared to a net loss of $0.4 million in 2016 primarily due to the factors affecting the operating loss discussed above, partially offset by the change in income tax (benefit) expense. KC’s income tax (benefit) expense in 2017 and 2016 does not correlate with its income before tax due to the non-deductible Affordable Care Act ("ACA") penalty and the remeasurement of KC's net deferred tax assets in 2017 as a result of the Tax Act, which resulted in the recognition of a $0.6 million tax charge.
2016 Compared with 2015
The results of operations for KC were as follows for the years ended December 31:

	Year Ended December 31		% of Sales Revenue, net
	2016	2015	2016	2015
Revenues	$144,351	$150,988	100.0%	100.0%
Cost of sales	78,960	83,988	54.7%	55.6%
Gross profit	65,391	67,000	45.3%	44.4%
Operating expenses (1)	65,015	66,835	45.0%	44.3%
Operating profit	376	165	0.3%	0.1%
Interest expense	209	131	0.1%	0.1%
Other expense	67	86	—%	0.1%
Income (loss) before income taxes	100	(52)	0.1%	—%
Income tax expense	455	368	0.3%	0.2%
Net income (loss)	$(355)	$(420)	(0.2)%	(0.3)%

Effective income tax rate	n/m	n/m
(1)    Operating expenses include Selling, general and administrative expenses and (gain)/loss on sale of assets.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table identifies the components of change in revenues for 2016 compared with 2015:

Revenues
2015	$150,988
Increase (decrease) from:
Closed stores	(7,907)
Comparable stores	(3,981)
New stores	5,028
Other	223
2016	$144,351

Revenues decreased 4.4% in 2016 compared with 2015. The decrease was primarily the result of the loss of sales from closing unprofitable stores during 2016 and 2015 and a decline in comparable store sales. The decrease in comparable store sales resulted from fewer customer visits and a reduction in store transactions as a result of reduced consumer traffic, partially offset by an increase in the average sales transaction value for 2016 compared with 2015. These decreases were also offset by sales at newly opened stores.

KC’s cost of sales for 2016 decreased $5.0 million compared with 2015, primarily as a result of the decrease in sales, but also due to a shift in sales mix which resulted in a 0.9% improvement in gross margin.
The following table identifies the components of change in Operating profit for 2016 compared with 2015:

Operating profit
2015	$165
Increase (decrease) from:
Closed stores	369
Comparable stores	101
Selling, general and administrative expenses and other	31
ACA penalty	(156)
New stores	(134)
2016	$376

KC’s operating profit increased $0.2 million in 2016 compared with 2015 primarily as a result of closing unprofitable stores. Selling, general and administrative expenses were comparable in both 2016 and 2015.

KC reported a net loss of $0.4 million in both 2016 and 2015 as the $0.2 million improvement in operating profit in 2016 was offset by higher interest expense of $0.1 million and increased income tax expense of $0.1 million. KC’s income tax expense does not correlate with its income before tax as income before tax includes recognition of the ACA penalty that is not deductible for tax purposes.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2017	2016	Change
Operating activities:
Net loss	$(3,272)	$(355)	$(2,917)
Depreciation	1,539	1,545	(6)
Other	393	(219)	612
Working capital changes	5,995	2,862	3,133
Net cash provided by operating activities	4,655	3,833	822

Investing activities:
Expenditures for property, plant and equipment	(1,176)	(1,188)	12
Other	—	51	(51)
Net cash used for investing activities	(1,176)	(1,137)	(39)

Cash flow before financing activities	$3,479	$2,696	$783

Net cash provided by operating activities increased $0.8 million during 2017 compared with 2016 primarily due to the change in working capital partially offset by the increase in net loss. The change in working capital was attributable to a decrease in inventory during 2017 compared with an increase during 2016, partially offset by a decrease in accounts payable during 2017 compared with an increase during 2016. The decrease in inventory during 2017 was primarily due to the 2017 retail store closures and lower inventory per store at December 31, 2017. Additionally, the decrease in accounts payable during 2017 was due to the timing of inventory purchases.

	2017	2016	Change
Financing activities:
Cash dividends paid to NACCO	$(3,000)	$(10,000)	$7,000
Other	(70)	—	(70)
Net cash used for financing activities	$(3,070)	$(10,000)	$6,930

The $6.9 million change in net cash used for financing activities during 2017 compared with 2016 was primarily the result of cash dividends paid to NACCO prior to the spin-off.
Financing Activities
KC has a $20.0 million secured revolving line of credit that expires in October 2022 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $43.4 million as of December 31, 2017. At December 31, 2017, the borrowing base and excess availability under the KC Facility were $13.6 million. KC had no borrowings outstanding under the KC Facility as of December 31, 2017.
The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75% as of December 31, 2017. The KC Facility also requires a fee of 0.25% per annum on the unused commitment.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The KC Facility allows for the payment of dividends to Hamilton Beach Holding, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $10.0 million after giving effect to such payment. At December 31, 2017, KC was in compliance with all financial covenants in the KC Facility.

KC believes funds available from cash on hand, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the KC Facility.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of KC as of December 31, 2017:

	Payments Due by Period
Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
Purchase and other obligations	$28,100	$28,100	$—	$—	$—	$—	$—
Operating leases	54,087	17,707	12,104	8,738	5,528	3,894	6,116
Total contractual cash obligations	$82,187	$45,807	$12,104	$8,738	$5,528	$3,894	$6,116
An event of default, as defined in KC’s operating lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll.
Off Balance Sheet Arrangements
KC has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures (in millions):

	Planned	Actual	Actual
	2018	2017	2016
KC	$0.5	$1.2	$1.2
Planned expenditures in 2018 for property, plant and equipment are primarily for improvements to KC’s information technology infrastructure, store remodels and existing store fixtures. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of KC’s business. The following is a discussion of the changes in KC’s capital structure at December 31, 2017 compared with December 31, 2016 and December 31, 2016 compared with December 31, 2015.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

December 31, 2017 Compared with December 31, 2016

	December 31
	2017	2016	Change
Cash and cash equivalents	$9,419	$9,010	$409
Other net tangible assets	5,702	12,384	(6,682)
Net assets	15,121	21,394	(6,273)
Total debt	—	—	—
Total equity	$15,121	$21,394	$(6,273)
Debt to total capitalization	(a)	(a)	(a)

(a)	Debt to total capitalization is not meaningful as KC has no outstanding debt at December 31, 2017 or December 31, 2016.
Other net tangible assets decreased $6.7 million from December 31, 2016 primarily due to decreased inventory partially offset by an increase in accounts payable. The decrease in inventory during 2017 was primarily due to the 2017 retail store closures and lower inventory per store at December 31, 2017. Additionally, the decrease in accounts payable during 2017 was due to the timing of inventory purchases.
December 31, 2016 Compared with December 31, 2015

	December 31
	2016	2015	Change
Cash and cash equivalents	$9,010	$16,314	$(7,304)
Other net tangible assets	12,384	15,436	(3,052)
Net assets	21,394	31,750	(10,356)
Total debt	—	—	—
Total equity	$21,394	$31,750	$(10,356)
Debt to total capitalization	(a)	(a)	(a)

(a)	Debt to total capitalization is not meaningful as KC has no outstanding debt at December 31, 2016 or December 31, 2015.

Other net tangible assets decreased $3.1 million from December 31, 2015 primarily due to an increase in accounts payable partially offset by an increase in inventory. The increases in accounts payable and inventory are primarily attributable to timing and an increase in average inventory per store at December 31, 2016 compared with December 31, 2015.

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

Over the past several years the pace of new Kitchen Collection® store openings has slowed and the number of store closings has increased. During 2017 KC closed 19 stores and opened six. The Company expects this trend to continue. Currently, approximately 75% of KC's store portfolio is in outlet mall locations and 25% is in traditional malls. In 2018, KC plans to continue to aggressively manage its store portfolio through natural lease expirations and ongoing renegotiations of rent commitments, as well as early lease terminations if sales at certain stores continue to deteriorate. By the end of 2018, KC has a goal of having approximately two-thirds of its stores with leases of one year or less, while also maintaining its focus on decreasing the number of stores to a smaller core group of profitable outlet stores in more favorable outlet mall locations. If KC cannot reach acceptable terms with its landlords as leases come up for renewal, the pace of store closings could increase.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

As a result of these initiatives, KC expects revenues in 2018 to decrease compared with 2017 as it continues to prudently close non-performing stores. KC plans to continue to focus on maintaining strong gross margins, reducing operating expenses and optimizing working capital. However, without an increase in store traffic, the company expects the 2018 operating and net losses to be comparable to 2017 despite the absence of the 2017 lease termination and tax reform charges. However, net losses in the first half of 2018 are expected to be higher than in the prior year and the second half of the year as a smaller tax benefit will be realized on the seasonally higher first half losses due to a lower effective income tax rate under the new Tax Act.

Due to forecasted working capital changes and capital expenditures, cash flow before financing activities is expected to result in a use of cash in 2018. Capital expenditures are expected to be approximately $0.5 million.

KC aims to provide consumers with highly desirable products at affordable prices. KC's continued focus on increasing the average sale per transaction, the average closure rate and the number of items per transaction through the continued refinement of its format and improved customer interactions to enhance customers' store experience is expected to generate sales growth over time. Additionally, improved product offerings, a focus on sales of higher-margin products, merchandise mix and displays, closure of underperforming stores and optimizing its expense structure are expected to generate improved operating profit over time. As a result, KC believes its smaller core store portfolio is well positioned to take advantage of any future traffic recovery.

Accounting Standards Not Yet Adopted: The Company is an emerging growth company and has elected not to opt out of the extended transition period for complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard.

In May 2014, the FASB codified in ASC 606, "Revenue Recognition - Revenue from Contracts with Customers," which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers and provide additional disclosures. The effective date for nonpublic entities is annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company will adopt the standard on January 1, 2018.

The Company will use the modified retrospective method with the cumulative effect of initially applying the standard recognized as an adjustment to equity. The Company completed the execution of its project plan with respect to its implementation of this standard, including identification of revenue streams and review of contracts and procedures currently in place. Hamilton Beach Holding’s revenue is primarily generated from the sale of finished product to customers.  Those sales are recognized at a single point in time when ownership, risks and rewards transfer. The amount and timing of revenue recognition is not materially impacted by the new standard, thus no cumulative adjustment will be recognized upon adoption. As the amount and timing of revenue recognition is not materially impacted by the new standard, the adoption of the standard is not expected to have a material impact to the Company’s financial position, results of operations or cash flows. The adoption of this guidance will result in increased disclosures to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is planning to adopt ASU 2016-02 for its fiscal year ending December 31, 2020 and is currently evaluating to what extent ASU 2016-02 will affect the Company's financial position, results of operations, cash flows and related disclosures.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)". The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Act from accumulated other comprehensive income into retained earnings.  ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating when it will adopt ASU 2018-02 and how and to what extent ASU 2018-02 will affect the Company's financial position, results of operations, cash flows and related disclosures.

FORWARD-LOOKING STATEMENTS

The statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to each subsidiary's operations include, without limitation:

HBB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (2) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in or unavailability of quality or cost effective suppliers, (7) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which HBB buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) increased competition, including consolidation within the industry, (11) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB's products, (12) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, and (13) the actual impact of the Tax Act may affect future earnings as the amounts reflected in 2017 are preliminary estimates and exact amounts will not be determined until a later date, and there may be other judicial or regulatory interpretations of the Tax Act that may also impact these estimates and future financial results.

KC: (1) decreased levels of consumer visits to brick and mortar stores, (2) increased competition, including through online channels, (3) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® stores, (4) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (5) changes in costs of inventory, including transportation costs, (6) delays in delivery or the unavailability of inventory, (7) customer acceptance of new products, (8) the anticipated impact of the opening of new stores, the ability to renegotiate existing leases and effectively and efficiently close under-performing stores, (9) changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which KC buys, operates and/or sells products, and (10) the actual impact of the Tax Act may affect future earnings as the amounts reflected in 2017 are preliminary estimates and exact amounts will not be determined until a later date, and there may be other judicial or regulatory interpretations of the Tax Act that may also impact these estimates and future financial results.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company's subsidiaries, HBB and KC, have entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the subsidiaries to receive a variable interest rate and pay a fixed interest rate. See Note 2 and Note 7 to the Consolidated Financial Statements in this Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a net receivable of $0.9 million at December 31, 2017. A hypothetical 10% decrease in interest rates would cause a decrease of $0.2 million in the fair value of interest rate swap agreements and the resulting fair value would be a receivable of $0.7 million. Additionally, a hypothetical 10% increase in interest rates would not have a material impact to the Company's interest expense of $1.8 million at December 31, 2017.
FOREIGN CURRENCY EXCHANGE RATE RISK
HBB operates internationally and enters into transactions denominated in foreign currencies, principally the Canadian dollar, the Mexican peso and, to a lesser extent, the Chinese yuan and Brazilian real. As such, HBB's financial results are subject to the variability that arises from exchange rate movements. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. The potential impact of currency fluctuation increases as international expansion increases.
HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require HBB to buy or sell the functional currency in which the applicable subsidiary operates and buy or sell U.S. dollars at rates agreed to at the inception of the contracts. See Note 2 and Note 7 to the Consolidated Financial Statements in this Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a net receivable of $0.2 million at December 31, 2017. Assuming a hypothetical 10% weakening of the U.S. dollar compared with the Canadian dollar at December 31, 2017, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.3 million compared with its fair value at December 31, 2017. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2017.

Item 9A. CONTROLS AND PROCEDURES
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

Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017. The Company's effectiveness of internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal control: There have been no changes in the Company's internal control over financial reporting, that occurred during the fourth quarter of 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2018 Proxy Statement under the subheadings “Part II — Proposals To Be Voted On At The 2018 Annual Meeting — Proposal 1 — Election of Directors — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2018 Proxy Statement under the subheading “Part I — Corporate Governance Information — Directors' Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2018 Proxy Statement under the subheading “Part IV — Other Important Information — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
Information regarding the executive officers of the Company is included in this Form 10-K as Item 4 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
The Company has adopted a code of business conduct and ethics applicable to all Company personnel, including the principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions. The code of business conduct and ethics, entitled the “Code of Corporate Conduct,” is posted on the Company's website at www.hamiltonbeachbrands.com under “Governance.”
Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2018 Proxy Statement under the headings “Part III — Executive Compensation Information” which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2018 Proxy Statement under the subheading “Part IV — Other Important Information — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2018 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Review and Approval of Related Person Transactions,” which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2018 Proxy Statement under the heading “Part II — Proposals To Be Voted On At The 2018 Annual Meeting — Proposal 2 — Ratification of the Appointment of Ernst & Young LLP as the Company's Independent Registered Public Accounting Firm for 2018,” which information is incorporated herein by reference.
PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Documents that are filed as part of this report
The response to Item 15(a)(1) is set forth beginning at page F-2 of this Form 10-K.
(a)(2) Financial Statement Schedules
The response to Item 15(a)(2) is set forth beginning at page F-2 of this Form 10-K.
(a)(3) and (b) Exhibits required by Item 601 of Regulation S-K

The response to Item 15(a)(3) and (b) is set forth as follows:

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.1
Separation Agreement, dated as of September 29, 2017, between NACCO Industries, Inc. and Hamilton Beach Brands Holding Company is incorporated by reference to Exhibit 10.40 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on October 4, 2017.

(3) Articles of Incorporation and By-laws.

3.1
Amended and Restated Certificate of Incorporation of Hamilton Beach Brands Holding Company (incorporated herein by reference to Exhibit 3.1 to the Hamilton Beach Brands Holding Company Registration Statement on Form 8-A, filed by Hamilton Beach Brands Holding Company on September 22, 2017, Commission File Number 000-55845).

3.2
Amended and Restated Bylaws of Hamilton Beach Brands Holding Company (incorporated herein by reference to Exhibit 3.2 to the Hamilton Beach Brands Holding Company Registration Statement on Form 8-A, filed by Hamilton Beach Brands Holding Company on September 22, 2017, Commission File Number 000-55845).

(4) Instruments defining the rights of security holders, including indentures.

4.1
Specimen of Hamilton Beach Brands Holding Company Class A Common Stock certificate, is incorporated by reference to Exhibit 4.1 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

4.2
Specimen of Hamilton Beach Brands Holding Company Class B Common Stock certificate, is incorporated by reference to Exhibit 4.2 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

(10) Material Contracts.

10.1
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

10.3
Stockholders' Agreement, dated as of September 29, 2017, among Hamilton Beach Brands Holding Company, the other signatories thereto and Hamilton Beach Brands Holding Company, as depository, is incorporated by reference to Exhibit 10.4 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on October 4, 2017.

10.4
Transfer Restriction Agreement, dated as of September 29, 2017, by and among the Issuer, NACCO and the signatories thereto, is incorporated by reference to Exhibit 2 of Schedule 13D, filed on October 6, 2017.

10.5*
The Retirement Benefit Plan for Alfred M. Rankin, Jr. (Amended and Restated Effective as of January 1, 2014) (incorporated herein by reference to Exhibit 10.2 to the NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on February 14, 2014, Commission File Number 1-9172).

10.6*
NACCO Industries, Inc. Unfunded Benefit Plan (Amended and Restated Effective as of January 1,  2014) (incorporated herein by reference to Exhibit 10.3 to the NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on February  14, 2014, Commission File Number 1-9172).

10.7*
NACCO Industries, Inc. Non-Employee Directors’ Equity Compensation Plan (Amended and Restated May  9, 2017) (incorporated by reference to Exhibit 10.1 to the NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on May 10, 2017, Commission File Number 1-9172).

10.8*
NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated March  1, 2017) (incorporated by reference to Exhibit 10.2 to the NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on May 10, 2017, Commission File Number 1-9172).

10.9*
Form of Cashless Exercise Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the NACCO Industries, Inc. Quarterly Report on Form 10-Q, filed by NACCO Industries, Inc. on August 1, 2017, Commission File Number 1-9172).

10.10*
Form of Non-Cashless Exercise Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the NACCO Industries, Inc. Quarterly Report on Form 10-Q, filed by NACCO Industries, Inc. on August 1, 2017, Commission File Number 1-9172).

10.11*
NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Amended and Restated March 1, 2012) (incorporated herein by reference to Appendix B to the NACCO Industries, Inc. Definitive Proxy Statement, filed by NACCO Industries, Inc. on March 16, 2012, Commission File Number 1-9172).

10.12*
Form of Award Agreement for the NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.8 to the NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on September 17, 2012, Commission File Number 1-9172).

10.13*
NACCO Industries, Inc. Executive Excess Retirement Plan (Effective as of September  28, 2012) (incorporated by reference to Exhibit 10.2 to the NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on September 17, 2012, Commission File Number 1-9172).

10.14*
NACCO Industries, Inc. Annual Incentive Compensation Plan (Effective as of September  28, 2012) (incorporated herein by reference to Appendix A to the NACCO Industries, Inc. Definitive Proxy Statement, filed by NACCO Industries, Inc. on March 22, 2013, Commission File Number 1-9172).

10.15*
Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March  1, 2015) is incorporated herein by reference to Exhibit 10.2 to NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on May 18, 2015, Commission File Number 1-9172.

10.16*
The Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan (Effective January  1, 2014) (incorporated herein by reference to Exhibit 10.1 to the NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on May 9, 2014, Commission File Number 1-9172).

10.17*
The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January  1, 2015) (incorporated herein by reference to Exhibit 10.71 to the NACCO Industries, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172).

10.18*
Amendment No.1 to The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January  1, 2015) (incorporated herein by reference to Exhibit 10.77 to the NACCO Industries, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Commission File Number 1-9172).

10.19
Credit Agreement, dated as of April 29, 2010, among The Kitchen Collection, Inc., the borrowers and guarantors thereto, Wells Fargo Retail Finance, LLC and the other lenders thereto is incorporated herein by reference to Exhibit 10.27 to the NACCO Industries, Inc. Quarterly Report on Form 10-Q/A, filed by NACCO Industries, Inc. on March 20, 2013, Commission File Number 1-9172.

10.20
First Amendment to Credit Agreement, dated as of August  7, 2012, among The Kitchen Collection, LLC, as successor to The Kitchen Collection, Inc., the borrowers and guarantors thereto, Wells Fargo Bank, National Association, as successor to Wells Fargo Retail Finance, LLC, and the other lenders thereto is incorporated herein by reference to Exhibit 10.28 to the NACCO Industries, Inc. Quarterly Report on Form 10-Q/A, filed by NACCO Industries, Inc. on March 20, 2013, Commission File Number 1-9172.

10.21
Second Amendment to Credit Agreement, dated as of September  19, 2014, among The Kitchen Collection, LLC, as successor to The Kitchen Collection, Inc., the borrowers and guarantors thereto, Wells Fargo Bank, National Association, as successor to Wells Fargo Retail Finance, LLC, is incorporated herein by reference to Exhibit 10.1 to NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on September 19, 2014, Commission File Number 1-9172.

10.22
Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger and Sole Lead Bookrunner, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc. (as US Borrower), and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower), as Borrowers, dated as of May 31, 2012 is incorporated herein by reference to Exhibit 10.1 to NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on June 6, 2012, Commission File Number 1-9172.

10.23
Amended and Restated Guaranty and Security Agreement, dated as of May  31, 2012, among Hamilton Beach Brands, Inc. and Hamilton Beach, Inc., as Grantors, and Wells Fargo Bank, National Association, as Administrative Agent is incorporated herein by reference to Exhibit 10.2 to the NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on June 6, 2012, Commission File Number 1-9172.

10.24
Amended and Restated Canadian Guarantee and Security Agreement, dated as of May  31, 2012, among Hamilton Beach Brands Canada, Inc., as Grantor, and Wells Fargo Bank, National Association, as Administrative Agent is incorporated herein by reference to Exhibit 10.3 to the NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on June 6, 2012, Commission File Number 1-9172.

10.25
Amendment No.1 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as US Borrower), and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower), as Borrowers, dated as of July 29, 2014 is incorporated herein by reference to Exhibit 10.1 to the NACCO Industries, Inc. Quarterly Report on Form 10-Q, filed by NACCO Industries, Inc. on July 30, 2014, Commission File Number 1-9172.

10.26
Amendment No.2 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as US Borrower), and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower), as Borrowers, dated as of November 20, 2014 is incorporated herein by reference to Exhibit 10.66 to NACCO Industries, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

10.27
Amendment No. 3 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as Parent), and Weston Brands, LLC (as Weston) (collectively referred to as US Borrowers), and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower), dated December 23, 2015 is incorporated herein by reference to Exhibit 10.72 to the NACCO Industries, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Commission File 1-9172.

10.28
Amendment No. 4 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as Parent), and Weston Brands, LLC (as Weston) (collectively referred to as US Borrowers), and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower), dated June 30, 2016 is incorporated herein by reference to Exhibit 10.1 to NACCO Industries, Inc. Quarterly Report on Form 10-Q, file by NACCO Industries, Inc. on August 2, 2016, Commission File Number I-9172.

10.29
Amendment No. 5 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as Parent), and Weston Brands, LLC (as Weston) (collectively referred to as US Borrowers), and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower), dated September 13, 2017, is incorporated by reference to Exhibit 10.29 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.30*
Amendment No.1 to NACCO Industries, Inc. Executive Excess Retirement Plan (Effective as of September 28, 2012), is incorporated by reference to Exhibit 10.30 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.31*
Amendment No. 1 to Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2015), is incorporated by reference to Exhibit 10.31 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.32*
Amendment No. 1 The Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan (Effective January 1, 2014), is incorporated by reference to Exhibit 10.32 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.33*
Amendment No.2 to The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January 1, 2015), is incorporated by reference to Exhibit 10.33 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.34*
Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan (Effective September 29, 2017), is incorporated by reference to Exhibit 10.34 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.35*
Hamilton Beach Brands Holding Company Non-Employee Director’s Equity Compensation Plan (Effective September 29, 2017), is incorporated by reference to Exhibit 10.35 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.36*
Form of Cashless Exercise Award Agreement for the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, is incorporated by reference to Exhibit 10.36 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.37*
Form of Non-Cashless Exercise Award Agreement for the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan is incorporated by reference to Exhibit 10.37 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.38*
Hamilton Beach Brands Holding Company Supplemental Executive Long-Term Incentive Bonus Plan (Effective September 29, 2017), is incorporated by reference to Exhibit 10.38 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.39*
Form of Award Agreement for the Hamilton Beach Brands Holding Company Supplemental Executive Long-Term Incentive Bonus Plan, is incorporated by reference to Exhibit 10.39 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.40
Third Amendment to Credit Agreement by and among The Kitchen Collection, LLC, as Lead Borrower, Borrowers hereto, Guarantors hereto, Lenders hereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Swing Line Lender, dated as of October 20, 2017 is incorporated by reference to Exhibit 10.13 of the Hamilton Beach Brands Holding Company’s Form 10-Q filed on November 1, 2017.

(21) Subsidiaries of the registrant.

21.1	A list of the subsidiaries of the Company is attached hereto as Exhibit 21.
(23) Consents of experts and counsel.

23.1	Consents of experts and counsel.
(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Gregory H. Trepp pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).
31(i)(2)	Certification of James H. Taylor pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).

(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Gregory H. Trepp and James H. Taylor

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item15(b) of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hamilton Beach Brands Holding Company
(Registrant)

	Signature	Title	Date
By:	/s/ James H. Taylor	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)	March 7, 2018
James H. Taylor

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Hamilton Beach Brands Holding Company hereby appoints James H. Taylor as the true and lawful attorney or attorney-in-fact, with full power of substitution and revocation, for the undersigned and in the name, place and stead of the undersigned, to sign on behalf of the undersigned as director of Hamilton Beach Brands Holding Company, a Delaware corporation, an Annual Report pursuant to Section 13 of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2017 and to sign any and all amendments to such Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney or attorney-in-fact full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney or attorney-in-fact substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory H. Trepp
Gregory H. Trepp	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2018

/s/ James H. Taylor
James H. Taylor	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)	March 7, 2018

/s/ Mark R. Belgya
Mark R. Belgya	Director	March 7, 2018

/s/ J.C. Butler, Jr.
J.C. Butler, Jr.	Director	March 7, 2018

/s/ John P. Jumper
John P. Jumper	Director	March 7, 2018

Signature	Title	Date

/s/ Dennis W. LaBarre
Dennis W. LaBarre	Director	March 7, 2018

/s/ Michael S. Miller
Michael S. Miller	Director	March 7, 2018

/s/ Roger F. Rankin
Roger F. Rankin	Director	March 7, 2018

/s/ Alfred M. Rankin, Jr.
Alfred M. Rankin, Jr.	Director	March 7, 2018

/s/ Thomas T. Rankin
Thomas T. Rankin	Director	March 7, 2018

/s/ James A. Ratner
James A. Ratner	Director	March 7, 2018

/s/ David F. Taplin
David F. Taplin	Director	March 7, 2018

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2017

HAMILTON BEACH BRANDS HOLDING COMPANY
GLEN ALLEN, VIRGINIA

FORM 10-K
ITEM 15(a)(1) AND (2)
HAMILTON BEACH BRANDS HOLDING COMPANY
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
The following consolidated financial statements of Hamilton Beach Brands Holding Company are incorporated by reference in Item 8:
The following consolidated financial statement schedule of Hamilton Beach Brands Holding Company is included in Item 15(a)(2):

Schedule II — Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, or the required information is shown in the consolidated financial statements, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hamilton Beach Brands Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Beach Brands Holding Company (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Cleveland, Ohio
March 7, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hamilton Beach Brands Holding Company

Opinion on Internal Control over Financial Reporting

We have audited Hamilton Beach Brands Holding Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hamilton Beach Brands Holding Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on internal control over financial reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 7, 2018

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2017	2016	2015
	(In thousands, except per share data)
Revenues	$740,749	$745,357	$767,862
Cost of sales	546,928	551,586	577,134
Gross profit	193,821	193,771	190,728
Operating expenses
Selling, general and administrative expenses	154,305	149,016	153,793
Amortization of intangible assets	1,381	1,381	1,381
	155,686	150,397	155,174
Operating profit	38,135	43,374	35,554
Other expense
Interest expense	1,831	1,374	1,962
Other, net, including interest income	227	837	1,556
	2,058	2,211	3,518
Income before income tax provision	36,077	41,163	32,036
Income tax provision	18,172	14,984	12,325
Net income	$17,905	$26,179	$19,711

Basic earnings per share	$1.31	$1.91	$1.44

Diluted earnings per share	$1.31	$1.91	$1.44

Basic weighted average shares outstanding	13,673	13,673	13,673
Diluted weighted average shares outstanding	13,685	13,673	13,673
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2017	2016	2015
	(In thousands)
Net income	$17,905	$26,179	$19,711
Foreign currency translation adjustment	689	(2,078)	(2,756)
Current period cash flow hedging activity, net of $293 tax benefit in 2017, $152 tax expense in 2016, and $168 tax expense in 2015	(749)	168	399
Reclassification of hedging activities into earnings, net of $275 tax benefit in 2017, $67 tax benefit in 2016, and $235 tax expense in 2015	641	105	(382)
Current period pension plan adjustment, net of $936 tax expense in 2017, $176 tax benefit in 2016, and $488 tax benefit in 2015	1,510	(385)	(757)
Reclassification of pension adjustments into earnings, net of $205 tax benefit in 2017, $195 tax benefit in 2016, and $236 tax benefit in 2015	306	313	512
Total other comprehensive income (loss)	$2,397	$(1,877)	$(2,984)
Comprehensive income	$20,302	$24,302	$16,727
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2017	2016
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$10,906	$11,340
Accounts receivable, net of allowances of $15,341 and $15,512 in 2017 and 2016, respectively	114,100	104,074
Inventories, net	134,744	128,415
Prepaid expenses and other	8,835	8,586
Total current assets	268,585	252,415
Property, plant and equipment, net	19,083	15,943
Goodwill	6,253	6,253
Other intangibles, net	5,900	7,282
Deferred income taxes	12,825	17,504
Deferred costs	10,466	7,968
Other non-current assets	3,121	3,468
Total assets	$326,233	$310,833
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$143,012	$121,253
Accounts payable to NACCO Industries, Inc.	9,189	9,705
Revolving credit agreements	31,346	12,714
Accrued payroll	17,302	17,443
Accrued cooperative advertising	11,418	15,056
Other current liabilities	18,679	13,779
Total current liabilities	230,946	189,950
Revolving credit agreements	20,000	26,000
Other long-term liabilities	28,879	29,615
Total liabilities	279,825	245,565
Stockholders’ equity
Common stock, par value $1.00 per share, 1,000 shares authorized, 100 shares outstanding as of December 31, 2016	—	—
Preferred stock, par value $0.01 per share, 5 million shares authorized, no shares outstanding as of December 31, 2017	—	—
Class A, par value $0.01 per share, 70 million shares authorized, 8,865,207 shares outstanding as of December 31, 2017 and no shares outstanding as of December 31, 2016	88	—
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 30 million shares authorized, 4,808,225 shares outstanding as of December 31, 2017 and no shares outstanding as of December 31, 2016	48	—
Capital in excess of par value	47,773	75,031
Retained earnings	12,603	6,738
Accumulated other comprehensive loss	(14,104)	(16,501)
Total stockholders’ equity	46,408	65,268
Total liabilities and equity	$326,233	$310,833
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2017	2016	2015
	(In thousands)
Operating Activities
Net income	$17,905	$26,179	$19,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,611	6,226	6,308
Amortization of deferred financing fees	204	225	244
Deferred income taxes	3,942	1,787	(1,679)
Other	(822)	(952)	(155)
Working capital changes, excluding the effect of business acquisitions:
Affiliate receivable/payable	(516)	992	3,630
Accounts receivable	(10,026)	(1,747)	7,842
Inventories	(6,329)	(1,806)	14,423
Other current assets	(247)	(707)	667
Accounts payable	21,759	26,890	(23,861)
Other liabilities	1,959	5,476	(642)
Net cash provided by operating activities	33,440	62,563	26,488
Investing Activities
Expenditures for property, plant and equipment	(7,374)	(6,002)	(6,171)
Acquisition of business	—	—	(413)
Proceeds from the sale of assets	21	77	41
Net cash used for investing activities	(7,353)	(5,925)	(6,543)
Financing Activities
Net additions (reductions) to revolving credit agreements	12,630	(19,651)	4,912
Cash dividends to NACCO Industries, Inc.	(38,000)	(42,000)	(15,000)
Cash dividends on Class A Common and Class B Common	(1,162)	—	—
Financing fees paid	(70)	(186)	—
Net cash used for financing activities	(26,602)	(61,837)	(10,088)
Effect of exchange rate changes on cash	81	(259)	(46)
Cash and Cash Equivalents
Increase (decrease) for the year	(434)	(5,458)	9,811
Balance at the beginning of the year	11,340	16,798	6,987
Balance at the end of the year	$10,906	$11,340	$16,798
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2015	$—	$—	$75,031	$17,848	$(3,789)	$326	$(8,177)	$81,239
Net income	—	—	—	19,711	—	—	—	19,711
Cash dividends to NACCO Industries, Inc.	—	—	—	(15,000)	—	—	—	(15,000)
Current period other comprehensive (loss) income	—	—	—	—	(2,756)	399	(757)	(3,114)
Reclassification adjustment to net income	—	—	—	—	—	(382)	512	130
Balance, December 31, 2015	$—	$—	$75,031	$22,559	$(6,545)	$343	$(8,422)	$82,966
Net income	—	—	—	26,179	—	—	—	26,179
Cash dividends to NACCO Industries, Inc.	—	—	—	(42,000)	—	—	—	(42,000)
Current period other comprehensive (loss) income	—	—	—	—	(2,078)	168	(385)	(2,295)
Reclassification adjustment to net income	—	—	—	—	—	105	313	418
Balance, December 31, 2016	$—	$—	$75,031	$6,738	$(8,623)	$616	$(8,494)	$65,268
Net income	—	—	—	17,905	—	—	—	17,905
Issuance of common stock, net of conversions	88	48	(136)	—	—	—	—	—
Cash dividends to NACCO Industries, Inc.	—	—	(27,122)	(10,878)	—	—	—	(38,000)
Cash dividends on Class A Common and Class B Common: $0.085 per share	—	—	—	(1,162)	—	—	—	(1,162)
Current period other comprehensive income (loss)	—	—	—	—	689	(749)	1,510	1,450
Reclassification adjustment to net income	—	—	—	—	—	641	306	947
Balance, December 31, 2017	$88	$48	$47,773	$12,603	$(7,934)	$508	$(6,678)	$46,408
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 1—Principles of Consolidation and Nature of Operations

The accompanying Consolidated Financial Statements include the accounts of Hamilton Beach Brands Holding Company ("Hamilton Beach Holding” or the “Company”).

Hamilton Beach Holding is an operating holding company for two separate businesses. The Company includes the required intercompany eliminations between the two separate businesses and certain federal tax attributes. Costs incurred as a stand-alone public entity are allocated to the HBB segment. The only material assets held by Hamilton Beach Holding are its investments in consolidated subsidiaries, and substantially all of its cash flows are provided by dividends paid or distributions made by its subsidiaries. The Company's subsidiaries operate in the following principal industries: consumer, commercial and specialty small appliances and specialty retail. The Company manages its subsidiaries primarily by segment.

Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small branded electric household and specialty housewares appliances as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware operating under stores in outlet and traditional malls throughout the United States.

On September 29, 2017, NACCO Industries, Inc. ("NACCO"), Hamilton Beach Holding's former parent company, spun-off the Company to NACCO stockholders. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, received one share of Hamilton Beach Holding Class A common stock and one share of Hamilton Beach Holding Class B common stock for each share of NACCO Class A or Class B common stock. In accordance with applicable authoritative accounting guidance, the Company accounted for the spin-off from NACCO based on the historical carrying value of assets and liabilities. As a result of the distribution of one share of Hamilton Beach Holding Class A common stock and one share of Hamilton Beach Holding Class B common stock for each share of NACCO Class A or NACCO Class B common stock, the earnings per share amounts for the Company for periods prior to the spin-off have been calculated based upon the number of shares distributed in the spin-off. NACCO did not receive any proceeds from the spin-off.

NOTE 2—Significant Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments. These estimates and judgments affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities (if any) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents: Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less.
Accounts Receivable, Net of Allowances: Allowances for doubtful accounts are maintained against accounts receivable for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. Accounts are written off against the allowance when it becomes evident collection will not occur.
Transfer of Financial Assets: The Company has entered into an arrangement with a financial institution to sell certain U.S. accounts receivable on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer.  Under this arrangement, the Company derecognized $164.0 million and $149.3 million of accounts receivable during 2017 and 2016, respectively.  The loss incurred on sold receivables in the consolidated results of operations for the years ended December 31, 2017, 2016, and 2015 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities.
Inventories: HBB inventories are stated at the lower of cost or net realizable value. The first-in, first-out (“FIFO”) method is used for HBB's inventory. KC retail inventories are stated at the lower of cost or market using the retail inventory method. Adjustments to the carrying value are recorded for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Long-Lived Assets: The Company periodically evaluates long-lived assets for impairment when changes in circumstances or the occurrence of certain events indicate the carrying amount of an asset may not be recoverable. Upon identification of indicators of impairment, the Company evaluates the carrying value of the asset by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset’s net carrying value. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount that the carrying value of the long-lived asset exceeds its fair value. Fair value is estimated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Property, Plant and Equipment, Net: Property, plant and equipment are initially recorded at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, over their estimated useful lives generally using the straight-line method. Estimated lives for buildings are up to 40 years, and for machinery, equipment and furniture and fixtures range from three to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease. The units-of-production method is used to amortize certain tooling for sourced products. Repairs and maintenance costs are generally expensed when incurred.
Goodwill and Intangible Assets: Goodwill is tested for impairment as of October 1 of each year and may be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists.  Using a qualitative assessment in the current year, we determined that it was not more-likely-than-not that the goodwill was impaired and a quantitative test for impairment was not required.
Intangible assets with finite lives are amortized over their estimated useful lives, which represent the period over which the asset is expected to contribute directly or indirectly to future cash flows. Intangible assets with finite lives are reviewed for impairment whenever events and circumstances indicate the carrying value of such assets may not be recoverable and exceed their fair value. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset. As of December 31, 2017, 2016, and 2015, no impairment has been recognized on identifiable intangible assets or goodwill.

Self-insurance Liabilities: The Company is generally self-insured for product liability, environmental liability, medical claims, and certain workers’ compensation claims. For product liability, catastrophic insurance coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management's judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, inflation rates, medical costs and actual experience could cause estimates to change in the near term.
Revenue Recognition: Revenues are recognized when title transfers and risk of loss passes to the customer. Revenues at HBB are recognized when customer orders are completed and shipped. Revenues at KC are recognized at the point of sale when payment is made and customers take possession of the merchandise in stores.
HBB products are not sold with the right of return. Based on the Company’s historical experience, a portion of KC and HBB products sold are estimated to be returned due to reasons such as buyer remorse, duplicate gifts received, product failure and excess inventory stocked by the customer, which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of the sale based upon this historical experience and the limited right of return provided to the Company’s customers.
The Company also records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At HBB, revenues represent gross sales less cooperative advertising, other volume-based incentives, estimated returns and allowances. At KC, retail markdowns are incorporated into KC’s retail method of accounting for cost of sales.
Advertising Costs: Advertising costs, except for direct response advertising, are expensed as incurred. Total advertising expense was $26.9 million, $22.7 million, and $21.8 million in 2017, 2016, and 2015 respectively. Included in these advertising costs are amounts related to cooperative advertising programs at HBB that are recorded as a reduction of revenues in the Consolidated Statements of Operations as related revenues are recognized. Direct response advertising, which consists primarily of costs to produce television commercials for HBB products, is capitalized and amortized over the expected period of future benefits. No assets related to direct response advertising were capitalized at December 31, 2017, 2016, or 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $10.4 million, $9.7 million, and $9.6 million in 2017, 2016, and 2015, respectively.
Shipping and Handling Costs: Shipping and handling costs billed to customers are recognized as revenue and shipping and handling costs incurred by the Company are included in cost of sales.
Taxes Collected from Customers and Remitted to Governmental Authorities: The Company collects various taxes and fees as an agent in connection with the sale of products and remits these amounts to the respective taxing authorities. These taxes and fees have been presented on a net basis in the Consolidated Statements of Operations and are recorded as a liability until remitted to the respective taxing authority.
Foreign Currency: Assets and liabilities of foreign operations are translated into U.S. dollars at the fiscal year-end exchange rate. The related translation adjustments are recorded as a separate component of stockholders’ equity. Revenues and expenses of all foreign operations are translated using average monthly exchange rates prevailing during the year.
Financial Instruments and Derivative Financial Instruments: Financial instruments held by the Company include cash and cash equivalents, accounts receivable, accounts payable, revolving credit agreements, interest rate swap agreements and forward foreign currency exchange contracts. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes.
The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. The Company offsets fair value amounts related to foreign currency exchange contracts executed with the same counterparty. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales and purchases denominated in currencies other than the subsidiaries’ functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”). Deferred gains or losses are reclassified from AOCI to the Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and generally recognized in cost of sales.
The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon LIBOR (London Interbank Offered Rate). Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in AOCI. Deferred gains or losses are reclassified from AOCI to the Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included on the line “Other, net, including interest income” in the “Other expense” section of the Consolidated Statements of Operations.
Interest rate swap agreements and forward foreign currency exchange contracts held by the Company have been designated as hedges of forecasted cash flows. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges.
The Company periodically enters into foreign currency exchange contracts that do not meet the criteria for hedge accounting. These derivatives are used to reduce the Company’s exposure to foreign currency risk related to forecasted purchase or sales transactions or forecasted intercompany cash payments or settlements. Gains and losses on these derivatives are included on the line “Other, net, including interest income” in the “Other income (expense)” section of the Consolidated Statements of Operations.
Cash flows from hedging activities are reported in the Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations.
See Note 7 for further discussion of derivative financial instruments.
Fair Value Measurements: The Company accounts for the fair value measurement of its financial assets and liabilities in accordance with U.S. generally accepted accounting principles, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.
Described below are the three levels of inputs that may be used to measure fair value:
Level 1 - Quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2 - Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3 - Unobservable inputs are used when little or no market data is available.
The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.
See Note 8 for further discussion of fair value measurements.

Accounting Standards Not Yet Adopted: The Company is an emerging growth company and has elected not to opt out of the extended transition period for complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard.

In May 2014, the FASB codified in ASC 606, "Revenue Recognition - Revenue from Contracts with Customers," which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers and provide additional disclosures. The effective date for nonpublic entities is annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company will adopt the standard on January 1, 2018.

The Company will use the modified retrospective method with the cumulative effect of initially applying the standard recognized as an adjustment to equity. The Company completed the execution of its project plan with respect to its implementation of this standard, including identification of revenue streams and review of contracts and procedures currently in place. Hamilton Beach Holding’s revenue is primarily generated from the sale of finished product to customers.  Those sales are recognized at a single point in time when ownership, risks and rewards transfer. The amount and timing of revenue recognition is not materially impacted by the new standard, thus no cumulative adjustment will be recognized upon adoption. As the amount and timing of revenue recognition is not materially impacted by the new standard, the adoption of the standard is not expected to have a material impact to the Company’s financial position, results of operations or cash flows. The adoption of this guidance will result in increased disclosures to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is planning to adopt ASU 2016-02 for its fiscal year ending December 31, 2020 and is currently evaluating to what extent ASU 2016-02 will affect the Company's financial position, results of operations, cash flows and related disclosures.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)". The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act (the "Tax Act") of 2017 from accumulated other comprehensive income into retained earnings.  ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating when it will adopt ASU 2018-02 and how and to what extent ASU 2018-02 will affect the Company's financial position, results of operations, cash flows and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 3—Inventories

Inventories are summarized as follows:

	December 31
	2017	2016
Sourced inventories - HBB	$111,493	$95,008
Retail inventories - KC	23,251	33,407
Total inventories	$134,744	$128,415

NOTE 4—Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2017	2016
Real estate:
HBB	$226	$226
Plant and equipment:
HBB	59,024	53,495
KC	25,560	25,149
	84,584	78,644
Property, plant and equipment, at cost	84,810	78,870
Less allowances for depreciation and amortization	65,727	62,927
	$19,083	$15,943
Total depreciation and amortization expense on property, plant and equipment was $4.2 million, $4.8 million, and $4.9 million during 2017, 2016, and 2015, respectively.

NOTE 5—Intangible Assets
Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2017
HBB:
Customer relationships	$5,760	$(2,920)	$2,840
Trademarks	3,100	(608)	2,492
Other intangibles	1,240	(672)	568
	$10,100	$(4,200)	$5,900

Balance at December 31, 2016
HBB:
Customer relationships	$5,760	$(1,960)	$3,800
Trademarks	3,100	(408)	2,692
Other intangibles	1,240	(450)	790
	$10,100	$(2,818)	$7,282

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Amortization expense for intangible assets was $1.4 million in 2017, 2016 and 2015.
Expected annual amortization expense of HBB's intangible assets for the next five years is $1.4 million in years 2018 through 2019, $1.2 million in 2020, $0.2 million in 2021, and $0.2 million in 2022. The weighted average amortization period for HBB's intangible assets is approximately 8.9 years.
NOTE 6—Current and Long-Term Financing

Financing arrangements are obtained and maintained at the subsidiary level. Hamilton Beach Holdings has not guaranteed any borrowings of its subsidiaries.

The following table summarizes the Company's available and outstanding borrowings:

	December 31
	2017	2016
Total outstanding borrowings:
Revolving credit agreements — HBB	$51,346	$37,917
Other debt — HBB	—	797
Total debt outstanding	$51,346	$38,714
Current portion of borrowings outstanding - HBB	31,346	12,714

Long-term portion of borrowings outstanding - HBB	20,000	26,000
Total available borrowings, net of limitations, under revolving credit agreements:
HBB	111,078	112,975
KC	13,589	20,525
	$124,667	$133,500
Unused revolving credit agreements:
HBB	59,732	75,058
KC	13,589	20,525
	$73,321	$95,583

Weighted average stated interest rate on total borrowings - HBB	3.82%	2.26%
Weighted average effective interest rate on total borrowings (including interest rate swap - HBB agreements)	3.83%	2.67%
Including swap settlements, interest paid on total debt was $1.6 million, $1.4 million, and $1.8 million during 2017, 2016, and 2015, respectively. Interest capitalized was $0.2 million in 2017 and less than $0.1 million in 2016 and 2015.
HBB:  HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $281.0 million as of December 31, 2017.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2017, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective December 31, 2017, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. HBB declared and paid a $35 million dividend to Hamilton Beach Holding which was subsequently paid to NACCO prior to the spin-off in September 2017, which under Amendment No. 5 to the HBB Facility, has been excluded from the covenants. Other than the $35 million dividend in September 2017, dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2017, HBB was in compliance with all financial covenants in the HBB Facility.
KC: KC has a $20.0 million secured revolving line of credit that expires in October 2022 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $43.4 million as of December 31, 2017.
The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75% as of December 31, 2017. The KC Facility also requires a fee of 0.25% per annum on the unused commitment.
The KC Facility allows for the payment of dividends to Hamilton Beach Holding, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $10.0 million after giving effect to such payment. At December 31, 2017, KC was in compliance with all financial covenants in the KC Facility.

NOTE 7—Derivative Financial Instruments

The Company measures its derivatives at fair value using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. The Company uses a present value technique that incorporates the LIBOR swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of its subsidiary and counterparty credit risk into the valuation.
Foreign Currency Derivatives: HBB held forward foreign currency exchange contracts with total notional amounts of $11.7 million and $9.0 million at December 31, 2017, and 2016, respectively, denominated primarily in Canadian dollars and Mexican pesos. The fair value of these contracts approximated a net receivable of $0.2 million and $0.1 million at December 31, 2017 and 2016, respectively.
Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in AOCI.
Interest Rate Derivatives: HBB has interest rate swaps that hedge interest payments on its one-month LIBOR borrowings. All swaps have been designated as cash flow hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements active and delayed at December 31 in millions:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2017	2016	2017	2016	December 31, 2017
HBB - Interest rate swaps	$20.0	$20.0	1.4%	1.4%	Extending to January 2020
HBB - Delayed start interest rate swaps	$15.0	$15.0	1.6%	1.6%	Extending to January 2024
HBB - Delayed start interest rate swaps	$10.0	$10.0	1.7%	1.7%	Extending to January 2024
The fair value of HBB's interest rate swap agreements was a net receivable of $0.9 million at December 31, 2017 and a net receivable of $0.8 million at December 31, 2016. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in AOCI. The interest rate swap agreements held by HBB on December 31, 2017 are expected to continue to be effective as hedges.
The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2017	2016	Balance sheet location	2017	2016
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Prepaid expenses and other	$109	$14	Other current liabilities	$—	$—
Long-term	Other non-current assets	785	760	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	245	147	Other current liabilities	93	—
Total derivatives		$1,139	$921		$93	$—

NOTE 8—Fair Value Disclosure

Recurring Fair Value Measurements: The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency and interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on exchange rates and interest rates, respectively. See Note 7 for further discussion of the Company’s derivative financial instruments.

There were no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2017 and 2016.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. HBB maintains significant accounts receivable balances with several large retail customers. At December 31, 2017 and 2016, receivables from HBB’s five largest customers represented 61.5% and 63.0%, respectively, of the Company’s consolidated net accounts receivable. HBB’s significant credit concentration is uncollateralized; however, historically minimal credit losses have been incurred. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution. See Note 7 for further discussion of the Company’s derivative financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 9—Leasing Arrangements

The Company leases certain office and warehouse facilities, retail stores and machinery and equipment under noncancellable operating leases that expire at various dates through 2031. Many leases include renewal and/or fair value purchase options.
Future minimum operating lease payments at December 31, 2017 are:

Operating Leases
2018	$23,633
2019	17,781
2020	14,267
2021	9,287
2022	5,709
Subsequent to 2022	20,273
Total minimum lease payments	$90,950
Rental expense for all operating leases was $25.0 million, $25.9 million, and $26.0 million in 2017, 2016, and 2015, respectively. The Company also recognized $0.4 million in 2017, 2016, and 2015, respectively for rental income on subleases of equipment and buildings under operating leases in which it was the lessee.

NOTE 10—Contingencies

Various legal and regulatory proceedings and claims have been or may be asserted against Hamilton Beach Holding and certain subsidiaries relating to the conduct of their businesses, including product liability, patent infringement, asbestos related claims, environmental and other claims. These proceedings and claims are incidental to the ordinary course of business of the Company. Management believes that it has meritorious defenses and will vigorously defend the Company in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

At December 31, 2017 and 2016, HBB had accrued undiscounted obligations of $8.9 million and $8.7 million, respectively, for environmental investigation and remediation activities at these sites. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $5.3 million related to the environmental investigation and remediation at these sites.

During 2015, HBB recorded $1.5 million in “Selling, general and administrative expenses” in the Consolidated Statement of Operations for environmental investigation and remediation at HBB’s Picton, Ontario facility as a result of environmental studies.

NOTE 11—Stockholders' Equity and Earnings Per Share

Capital Stock: The authorized capital stock of the Company consists of Class A Common, Class B Common and one series of Preferred stock. Voting, dividend, conversion and liquidation rights of the Preferred stock would be established by the Board upon issuance of such preferred stock.

Hamilton Beach Holding Class A common stock is traded on the New York Stock Exchange under the ticker symbol “HBB.” Because of transfer restrictions on Class B Common, no trading market has developed, or is expected to develop, for the Company's Class B Common. Subject to the rights of the holders of any series of preferred stock, each share of the Company's Class A Common will entitle the holder of the share to one vote on all matters submitted to stockholders, and each share of the Company's Class B Common will entitle the holder of the share to ten votes on all such matters.

Subject to the rights of the preferred stockholders, each share of Class A Common and Class B Common will be equal in respect of rights to dividends, except that in the case of dividends payable in stock, only Class A Common will be distributed with respect to Class A Common and only Class B Common will be distributed with respect to Class B Common. As the liquidation and dividend rights are identical, any distribution of earnings would be allocated to Class A and Class B stockholders on a proportionate basis, and accordingly the net income per share for each class of common stock is identical.

Amounts Reclassified out of Accumulated Other Comprehensive Income: The following table summarizes the amounts reclassified out of AOCI and recognized in the Consolidated Statements of Operations:

	Amount reclassified from AOCI
Details about AOCI components	2017	2016	2015	Location of loss (gain) reclassified from AOCI into income
	(In thousands)
Loss (gain) on cash flow hedging
Foreign exchange contracts	$853	$(11)	$(860)	Cost of sales
Interest rate contracts	63	183	243	Interest expense
	916	172	(617)	Total before income tax expense (benefit)
Tax effect	(275)	(67)	235	Income tax (benefit) expense
	$641	$105	$(382)	Net of tax

Pension plan
Actuarial loss	$511	$508	$748	(a)
Tax effect	(205)	(195)	(236)	Income tax benefit
	$306	$313	$512	Net of tax
Total reclassifications for the period	$947	$418	$130	Net of tax

(a) These AOCI components are included in the computation of pension expense. See Note 13 for a discussion of the Company's pension expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Earnings per share: Basic income per common share has been computed by dividing net income by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income per common share adjusts common stock outstanding for the effect of all potentially dilutive shares of the Company’s common stock. The weighted average number of shares of Class A common stock and Class B common stock outstanding used to calculate basic and diluted earnings per share were as follows:

	2017	2016	2015
Basic weighted average shares outstanding (1)	13,673	13,673	13,673
Dilutive effect of outstanding restricted stock awards	12	—	—
Diluted weighted average shares outstanding (1)	13,685	13,673	13,673

Basic earnings per share (1)	$1.31	$1.91	$1.44

Diluted earnings per share (1)	$1.31	$1.91	$1.44

(1)
On September 29, 2017, NACCO, Hamilton Beach Holding's former parent company, spun-off the Company to NACCO stockholders. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, received one share of Hamilton Beach Holding Class A common stock and one share of Hamilton Beach Holding Class B common stock for each share of NACCO Class A or Class B common stock. The basic and diluted earnings per share amounts for the Company have been calculated based upon the number of shares distributed in the spin-off for all periods prior to the spin-off.

NOTE 12—Income Taxes

The components of income before income tax provision and the income tax provision for the years ended December 31 are as follows:

	2017	2016	2015
Income before income tax provision
Domestic	$31,328	$39,136	$31,277
Foreign	4,749	2,027	759
	$36,077	$41,163	$32,036
Income tax provision
Current income tax provision:
Federal	$11,484	$12,140	$10,953
State	1,381	501	1,908
Foreign	1,365	556	1,143
Total current	14,230	13,197	14,004
Deferred income tax provision (benefit):
Federal	4,122	1,458	(1,242)
State	(437)	239	(43)
Foreign	257	90	(394)
Total deferred	3,942	1,787	(1,679)
	$18,172	$14,984	$12,325

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

A portion of Hamilton Beach Holding's U.S. operating results will be included in the consolidated federal income tax return filed by NACCO. The Company's allocation of taxes through the spin-off date will be in accordance with the Tax Allocation Agreement. In general, the Tax Allocation Agreement between the Company and NACCO provides that federal income taxes are computed by the Company as if it had filed a tax return on a standalone basis calculated using the separate return method. Subsequent to the spin-off, the Company will file a separate federal tax return in the U.S. for the period subsequent to the spin-off date. The Company made net federal income tax payments of $9.9 million, $11.0 million, and $7.9 million during 2017, 2016, and 2015, respectively, to NACCO as a member of the consolidated income tax return. The Company made foreign and state income tax payments of $1.9 million, $2.8 million, and $1.9 million during 2017, 2016, and 2015, respectively. During the same periods, income tax refunds totaled $0.0 million, $0.6 million, and $0.1 million, respectively.

A reconciliation of the federal statutory and effective income tax rate for the years ended December 31 is as follows:

	2017	2016	2015
Income before income tax provision	$36,077	$41,163	$32,036
Statutory taxes at 35.0%	$12,627	$14,407	$11,212
State and local income taxes	901	1,019	540
Provisional effect of the Tax Act	4,654	—	—
Non-deductible spin-related costs	540	—	—
Other non-deductible expenses	411	414	364
Valuation allowances	369	170	606
Other, net	(1,330)	(1,026)	(397)
Income tax provision	$18,172	$14,984	$12,325
Effective income tax rate	50.4%	36.4%	38.5%

A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2017	2016
Deferred tax assets
Tax carryforwards	$5,034	$2,610
Inventories	207	421
Depreciation and amortization	716	1,841
Accrued expenses and reserves	6,929	9,423
Other employee benefits	3,238	5,321
Other	696	1,454
Total deferred tax assets	16,820	21,070
Less: Valuation allowance	1,916	1,614
	14,904	19,456
Deferred tax liabilities
Accrued pension benefits	2,079	1,609
Unremitted foreign earnings	—	343
Total deferred tax liabilities	2,079	1,952
Net deferred asset	$12,825	$17,504

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2017
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Alternative minimum tax credit	$2,429	$—	(1)
Non-U.S. net operating loss	1,658	1,658	2018 - Indefinite
State losses	1,198	—	2020 - 2035
Total	$5,285	$1,658

	December 31, 2016
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$1,376	$1,376	2018 - Indefinite
State losses	1,053	—	2020 - 2035
Research credit	547	—	2028 - 2030
Total	$2,976	$1,376
(1)    The Tax Act repealed the corporate alternative minimum tax for tax years beginning after December 31, 2017. This credit is refundable in 2021, if not fully utilized prior to 2021.
The Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence, both positive and negative, using a “more likely than not” standard. A valuation allowance is required where realization is determined to no longer meet the “more likely than not” standard. The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods.
The Company has a valuation allowance for certain foreign deferred tax assets. Based upon the review of historical earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances are appropriate and does not expect to release valuation allowances within the next twelve months that would have a significant effect on the Company’s financial position or results of operations. Furthermore, the Company considers the necessity of valuation allowance application to state loss carryforwards and believes sufficient positive evidence exists for future profitability of the Company, including available tax strategies as necessary, to realize the benefit of losses in the future.
On December 22, 2017, the U.S. federal government enacted the Tax Act, which significantly revises U.S. tax law. The Tax Act will positively impact the Company’s future effective income tax rate due to the reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.
In addition to the reduction in the U.S. federal corporate tax rate mentioned above, other significant changes to existing tax law include (1) a deduction received on dividends of foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings; (2) limitations on the deductibility of certain executive compensation for publicly traded companies; (3) accelerated expensing of capital investment, subject to phase out beginning in 2023; (4) a new limitation on deductible interest expense; and (5) a new U.S. minimum tax on earnings of foreign subsidiaries.
Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides a measurement period of up to one year after the enactment date for companies to finalize the recognition of the income tax effects of the Tax Act. As a result of the Tax Act and pursuant to SAB 118, the Company recorded a provisional net tax charge of $4.7 million in the period ending December 31, 2017. Included in the provisional income tax charge is $4.1 million for the remeasurement of U.S. deferred tax assets and liabilities resulting from the reduction in the U.S. federal corporate tax rate from 35% to 21%, $0.4 million related to executive compensation that may not be deductible when paid in future periods, and $0.2 million related to the net estimated income tax on deemed repatriation of foreign earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The Company has computed the provisional income tax charge based on information available; however, there is still uncertainty as to the application of the Tax Act, in particular as it relates to state income taxes. Further, management has not yet completed the analysis of the components of the computation, including the amount of foreign earnings subject to U.S. income tax, and the portion of foreign earnings held in cash or other specified assets. As the Company completes the analysis of the Tax Act in 2018, it may make adjustments to the provisional amounts, which may impact the provision for income taxes in the period in which the adjustments are made. The ultimate impact of the Tax Act may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions, additional regulatory guidance that may be issued, and the computation of state income taxes as there is uncertainty on conformity to the U.S. federal tax system following the Tax Act.
As of December 31, 2017, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $19.6 million. In consideration of the Tax Act, the Company has no longer provided a deferred tax liability with respect to the cumulative unremitted earnings. The Company has recorded a provisional estimate of the tax impact for the unremitted earnings as allowed under the Tax Act, a portion of which is classified in Other long-term liabilities in the Consolidated Balance Sheets as the Company intends to elect to make payments over eight years. The Company continues to conclude all material entities’ foreign earnings will be indefinitely reinvested in its foreign operations and will remain offshore in order to meet the capital and business needs outside of the U.S.
The tax returns of NACCO, the Company and certain of its subsidiaries are under routine examination by various taxing authorities. The Company has not been informed of any material assessment for which an accrual has not been previously provided and the Company would vigorously contest any material assessment. Management believes any potential assessment would not materially affect the Company’s financial condition or results of operations.
The following is a reconciliation of the Company's total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2017, 2016, and 2015. Approximately $0.6 million, $0.4 million, and $0.8 million of these gross amounts as of December 31, 2017, 2016, and 2015, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2017	2016	2015
Balance at January 1	$671	$1,199	$180
Additions based on tax positions related to prior years	—	167	1,119
Additions based on tax positions related to the current year	210	165	—
Reductions due to settlements with taxing authorities	—	(860)	—
Reductions due to lapse of the applicable statute of limitations	—	—	(100)
Balance at December 31	$881	$671	$1,199
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recorded immaterial amounts of interest and penalties as of December 31, 2017 and 2016, respectively. The Company expects the amount of unrecognized tax benefits will change within the next 12 months; however, the change in unrecognized tax benefits, which is reasonably possible within the next 12 months, is not expected to have a significant effect on the Company's financial position, results of operations or cash flows.
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of NACCO's 2013-2015 U.S. federal tax returns is ongoing. In addition, the Company does not have any material taxing jurisdictions in which the statute of limitations has been extended beyond the applicable time frame allowed by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 13—Retirement Benefit Plans
Defined Benefit Plans: The Company maintains two defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. All eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2017	2016	2015
U.S. Plans
Discount rate for pension benefit obligation	3.30%	3.60%	3.70%
Discount rate for net periodic benefit cost	3.60%	3.70%	3.45%
Expected long-term rate of return on assets for net periodic benefit (income) expense	7.50%	7.50%	7.75%
Non-U.S. Plan
Discount rate for pension benefit obligation	3.25%	3.75%	4.00%
Discount rate for net periodic benefit cost	3.75%	4.00%	3.75%
Expected long-term rate of return on assets for net periodic benefit (income) expense	5.50%	5.50%	5.75%
Set forth below is a detail of the net periodic pension expense (income) for the defined benefit plans for the years ended December 31:

	2017	2016	2015
U.S. Plans
Interest cost	$811	$875	$914
Expected return on plan assets	(2,074)	(2,071)	(2,159)
Amortization of actuarial loss	501	495	564
Net periodic pension income	$(762)	$(701)	$(681)

Non-U.S. Plan
Interest cost	$153	$144	$152
Expected return on plan assets	(264)	(248)	(272)
Amortization of actuarial loss	10	13	146
Settlements	—	—	37
Net periodic pension (income) expense	$(101)	$(91)	$63
Set forth below is the detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31:

	2017	2016	2015
U.S. Plans
Current year actuarial loss (gain)	$(2,506)	$243	$1,373
Amortization of actuarial loss	(501)	(495)	(564)
Total recognized in other comprehensive (income) loss	$(3,007)	$(252)	$809
Non-U.S. Plan
Current year actuarial loss (gain)	$60	$318	$(128)
Amortization of actuarial loss	(10)	(13)	(146)
Settlements	—	—	(37)
Total recognized in other comprehensive loss (income)	$50	$305	$(311)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2017		2016
	U.S. Plan	Non-U.S. Plan	U.S. Plan	Non-U.S. Plan
Change in benefit obligation
Projected benefit obligation at beginning of year	$23,651	$4,021	$24,932	$3,519
Interest cost	811	153	875	144
Actuarial loss (gain)	(521)	291	11	430
Benefits paid	(2,225)	(153)	(2,167)	(176)
Foreign currency exchange rate changes	—	292	—	104
Projected benefit obligation at end of year	$21,716	$4,604	$23,651	$4,021
Accumulated benefit obligation at end of year	$21,716	$4,604	$23,651	$4,021
Change in plan assets
Fair value of plan assets at beginning of year	$27,402	$4,712	$27,730	$4,383
Actual return on plan assets	4,060	497	1,839	356
Employer contributions	—	55	—	17
Benefits paid	(2,225)	(153)	(2,167)	(176)
Foreign currency exchange rate changes	—	345	—	132
Fair value of plan assets at end of year	$29,237	$5,456	$27,402	$4,712
Funded status at end of year	$7,521	$852	$3,751	$691
Amounts recognized in the balance sheets consist of:
Noncurrent assets	$7,521	$852	$3,751	$691
Components of accumulated other comprehensive loss (income) consist of:
Actuarial (gain) loss	$(9,703)	$(1,033)	$12,712	$1,029
Deferred taxes	3,687	327	(4,830)	(327)
Currency differences	—	44	—	(89)
	$(6,016)	$(662)	$7,882	$613
The actuarial loss included in accumulated other comprehensive income (loss) expected to be recognized in net periodic pension (income) expense in 2018 is $0.7 million ($0.5 million net of tax).
The Company recognizes as a component of benefit cost (income), as of the measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of the projected benefit obligations or the plan assets, defined as the "corridor." Amounts outside the corridor are amortized over the average expected remaining lifetime of inactive participants for the pension plans. The (gain) loss amounts recognized in AOCI are not expected to be fully recognized until the plan is terminated or as settlements occur, which would trigger accelerated recognition.
The Company's policy is to make contributions to fund its pension plans within the range allowed by applicable regulations. The Company does not expect to contribute to its U.S. and non-U.S. pension plans in 2018.
Pension benefit payments are made from assets of the pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plan	Non-U.S. Plan
2018	$2,152	$181
2019	1,961	189
2020	2,184	200
2021	1,923	213
2022	1,810	254
2023 - 2027	7,509	1,292
	$17,539	$2,329
The expected long-term rate of return on defined benefit plan assets reflects management's expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. In establishing the expected long-term rate of return assumption for plan assets, the Company considers the historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans as well as a forward-looking rate of return. The historical and forward-looking rates of return for each of the asset classes used to determine the Company's estimated rate of return assumption were based upon the rates of return earned or expected to be earned by investments in the equivalent benchmark market indices for each of the asset classes.
Expected returns for U.S. pension plans are based on a calculated market-related value for U.S. pension plan assets. Under this methodology, asset gains and losses resulting from actual returns that differ from the Company's expected returns are recognized in the market-related value of assets ratably over three years. Expected returns for Non-U.S. pension plans are based on fair market value for Non-U.S. pension plan assets.
The pension plans maintain investment policies that, among other things, establish a portfolio asset allocation methodology with percentage allocation bands for individual asset classes. The investment policies provide that investments are reallocated between asset classes as balances exceed or fall below the appropriate allocation bands.
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at December 31:

	2017 Actual Allocation	2016 Actual Allocation	Target Allocation Range
U.S. equity securities	45.8%	45.2%	36.0% - 54.0%
Non-U.S. equity securities	20.5%	19.7%	16.0% - 24.0%
Fixed income securities	32.9%	33.8%	30.0% - 40.0%
Money market	0.8%	1.3%	0.0% - 10.0%
The following is the actual allocation percentage and target allocation percentage for the Non-U.S. pension plan assets at December 31:

	2017 Actual Allocation	2016 Actual Allocation	Target Allocation Range
Canadian equity securities	33.6%	32.7%	25.0% - 35.0%
Non-Canadian equity securities	34.3%	32.1%	25.0% - 35.0%
Fixed income securities	32.1%	35.2%	30.0% - 50.0%
Cash and cash equivalents	—%	—%	0.0% - 5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The fair value of each major category of the Company's U.S. pension plan assets are valued using quoted market prices in active markets for identical assets, or Level 1 in the fair value hierarchy. The fair value of each major category of the Company's Non-U.S. pension plan assets are valued using observable inputs, either directly or indirectly, other than quoted market prices in active markets for identical assets. Following are the values as of December 31:

	U.S. Plan		Non-U.S. Plan
	2017	2016	2017	2016
U.S. equity securities	$13,402	$12,374	$952	$777
Non-U.S. equity securities	5,993	5,405	2,750	2,275
Fixed income securities	9,622	9,273	1,754	1,660
Money market	220	350	—	—
Total	$29,237	$27,402	$5,456	$4,712
Defined Contribution Plans: HBB and KC maintain defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. All companies provide employer matching (or safe harbor) contributions based on plan provisions. The defined contribution retirement plans also provide for an additional minimum employer contribution. Certain plans also permit additional contributions whereby the applicable company’s contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and/or compensation of the participants. Total costs, including Company contributions, for these plans were $5.3 million in 2017, and $5.2 million in 2016 and 2015.
NOTE 14—Business Segments

Hamilton Beach Holding is an operating holding company with HBB and KC as reportable segments. See Note 1 for a discussion of the Company’s industries. Financial information for each of Hamilton Beach Holding’s reportable segments is presented in the following table. The accounting policies of the reportable segments are described in Note 2. The line “Eliminations” in the revenues section eliminates revenues from HBB sales to KC. The amounts of these revenues are based on current market prices of similar third-party transactions. No other sales transactions occur among reportable segments. The line “Eliminations” in the total assets section primarily represents Hamilton Beach Holding's deferred tax asset representing alternative minimum tax credits that have not been allocated to segments.
Wal-Mart accounted for approximately 32% of HBB’s revenues in 2017, 2016, and 2015. Amazon accounted for approximately 12%, 10%, and 8% of HBB's revenues in 2017, 2016, and 2015 respectively. HBB’s five largest customers accounted for approximately 55%, 54%, and 52% of HBB’s revenues for the years ended December 31, 2017, 2016, and 2015, respectively. The loss of or significant reduction in sales to any key customer could result in significant decreases in HBB’s revenue and profitability and an inability to sustain or grow its business.

	2017	2016	2015
Revenues from external customers
HBB	$615,071	$605,170	$620,977
KC	128,520	144,351	150,988
Eliminations	(2,842)	(4,164)	(4,103)
Total	$740,749	$745,357	$767,862

Operating profit
HBB	$41,487	$43,033	$34,801
KC	(3,418)	376	165
Eliminations	66	(35)	588
Total	$38,135	$43,374	$35,554

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	2017	2016	2015
Total assets
HBB	$281,004	$257,168
KC	43,361	54,004
Eliminations	1,868	(339)
Total	$326,233	$310,833
Depreciation and amortization
HBB	$4,072	$4,681	$4,750
KC	1,539	1,545	1,558
Total	$5,611	$6,226	$6,308
Capital expenditures, excluding acquisitions of business
HBB	$6,198	$4,814	$4,365
KC	1,176	1,188	1,806
Total	$7,374	$6,002	$6,171
Data By Geographic Region
No single country outside of the U.S. comprised 10% or more of the Company's revenues from unaffiliated customers.

	United States	Other	Consolidated
2017
Revenues from unaffiliated customers, based on the customers’ location	$608,490	$132,259	$740,749
Property, plant and equipment, net	$14,078	$5,005	$19,083
2016
Revenues from unaffiliated customers, based on the customers’ location	$626,367	$118,990	$745,357
Property, plant and equipment, net	$10,861	$5,082	$15,943
2015
Revenues from unaffiliated customers, based on the customers’ location	$647,073	$120,789	$767,862
Property, plant and equipment, net	$9,273	$5,564	$14,837

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 15—Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
HBB	$114,154	$127,574	$153,592	$219,751
KC	26,665	25,868	28,644	47,343
Eliminations	(537)	(466)	(523)	(1,316)
	$140,282	$152,976	$181,713	$265,778
Gross profit	$34,577	$38,831	$48,127	$72,286
Operating (loss) profit
HBB	$782	$5,164	$9,001	$26,540
KC	(3,279)	(3,008)	(1,581)	4,450
Eliminations	59	8	10	(11)
	$(2,438)	$2,164	$7,430	$30,979
Net (loss) income
HBB	$689	$3,195	$5,245	$11,988
KC	(2,143)	(1,970)	(1,155)	1,996
Eliminations	96	14	169	(219)
	$(1,358)	$1,239	$4,259	$13,765

Basic earnings (loss) per share	$(0.10)	$0.09	$0.31	$1.01

Diluted earnings (loss) per share	$(0.10)	$0.09	$0.31	$1.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
HBB	$115,740	$127,054	$157,264	$205,112
KC	28,383	28,634	32,895	54,439
Eliminations	(989)	(770)	(1,769)	(636)
	$143,134	$154,918	$188,390	$258,915
Gross profit	$34,037	$38,292	$50,061	$71,381
Operating (loss) profit
HBB	$67	$4,696	$14,399	$23,871
KC	(2,890)	(3,011)	(921)	7,198
Eliminations	(66)	(1)	—	32
	$(2,889)	$1,684	$13,478	$31,101
Net (loss) income
HBB	$(261)	$2,934	$9,511	$14,373
KC	(1,868)	(1,954)	(717)	4,184
Eliminations	(19)	(16)	(63)	75
	$(2,148)	$964	$8,731	$18,632

Basic earnings (loss) per share	$(0.16)	$0.07	$0.64	$1.36

Diluted earnings (loss) per share	$(0.16)	$0.07	$0.64	$1.36
The significant increase in gross profit of HBB and KC in the fourth quarters of 2017 and 2016 compared with the prior quarters of 2017 and 2016 is primarily due to the seasonal nature of their businesses. As a result of the distribution of one share of Hamilton Beach Holding Class A common stock and one share of Hamilton Beach Holding Class B common stock for each share of NACCO Class A or NACCO Class B common stock, the earnings per share amounts for the Company for periods prior to the spin-off have been calculated based upon the number of shares distributed in the spin-off.
NOTE 16—Related Party Transactions

Hyster-Yale Materials Handling, Inc. (“Hyster-Yale”) is a former subsidiary of NACCO that was spun-off to stockholders in 2012. In the ordinary course of business, HBB and KC lease or buy Hyster-Yale lift trucks. The terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.

Prior to the spin-off, NACCO charged management fees to the Company for services provided by NACCO. NACCO management fees are included in selling, general and administrative expenses and were $3.0 million in the first nine months of 2017 and $4.1 million and $3.9 million for the years ended December 31, 2016 and 2015, respectively. NACCO management fees were based upon estimated parent company resources devoted to providing centralized services and stewardship activities and were allocated among all NACCO subsidiaries based upon the relative size and complexity of each subsidiary. The Company believes the assumptions and allocation methods underlying the consolidated financial statements are based on a reasonable reflection of the use of services provided to or the benefit received by Hamilton Beach Holding during the periods presented relative to the total costs incurred by NACCO. However, the amounts recorded for these allocations are not necessarily representative of the amount that would have been reflected in the consolidated financial statements had the Company been an entity that operated independently of NACCO.

In connection with the spin-off of Hamilton Beach Holding, the Company and NACCO entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, NACCO provides various services to Hamilton Beach Holding on a transitional basis, as needed, for varying periods after the spin-off date. None of the transition services are expected to exceed one year. Hamilton Beach Holding expects to pay NACCO net aggregate fees of approximately $1.0 million over the term of the TSA and incurred $0.2 million of fees under the TSA during the three months and year ended December 31, 2017.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HAMILTON BEACH BRANDS HOLDING COMPANY
YEAR ENDED DECEMBER 31, 2017, 2016, AND 2015

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe		Balance at End of Period (C)
(In thousands)
2017
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$862	$405	$—	$90	(A)	$1,177
Allowance for discounts, adjustments and returns	$14,650	$21,358	$—	$21,844	(B)	$14,164
Deferred tax valuation allowances	$1,614	$302	$—	$—		$1,916
2016
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$864	$46	$—	$48	(A)	$862
Allowance for discounts, adjustments and returns	$17,397	$21,692	$241	$24,680	(B)	$14,650
Deferred tax valuation allowances	$1,290	$324	$—	$—		$1,614
2015
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,208	$1	$—	$345	(A)	$864
Allowance for discounts, adjustments and returns	$15,048	$25,150	$1,587	$24,388	(B)	$17,397
Deferred tax valuation allowances	$906	$384	$—	$—		$1,290

(A)	Write-offs, net of recoveries.

(B)	Payments and customer deductions for product returns, discounts and allowances.

(C)	Balances which are not required to be presented and those which are immaterial have been omitted.