Form 10-Q
period 2018-05-02
Hamilton Beach Brands Holding Co
filed 2018-05-02
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-38214

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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at April 27, 2018: 9,185,505
Number of shares of Class B Common Stock outstanding at April 27, 2018: 4,509,663

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2018	DECEMBER 31 2017	MARCH 31 2017
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2,389	$10,906	$5,575
Accounts receivable, net	88,579	114,100	61,248
Inventories	157,622	134,744	129,727
Prepaid expenses and other	11,848	8,835	8,790
Total current assets	260,438	268,585	205,340
Property, plant and equipment, net	20,597	19,083	16,204
Goodwill	6,253	6,253	6,253
Other intangibles, net	5,555	5,900	6,936
Deferred income taxes	12,200	12,825	16,434
Deferred costs	10,347	10,466	8,282
Other non-current assets	3,224	3,121	3,329
Total assets	$318,614	$326,233	$262,778
LIABILITIES AND EQUITY
Accounts payable	$108,185	$143,012	$79,185
Accounts payable to NACCO Industries, Inc.	9,285	9,189	7,027
Revolving credit agreements	65,508	31,346	30,978
Accrued payroll	9,833	17,302	8,293
Accrued cooperative advertising	5,734	11,418	6,683
Other current liabilities	27,832	18,679	14,449
Total current liabilities	226,377	230,946	146,615
Revolving credit agreements	20,000	20,000	28,000
Other long-term liabilities	24,600	28,879	26,487
Total liabilities	270,977	279,825	201,102
Stockholders' equity
Common stock, par value $1.00 per share, 1,000 shares authorized, 100 shares outstanding as of March 31, 2017	—	—	—
Preferred stock, par value $0.01 per share, 5 million shares authorized, no shares outstanding as of March 31, 2018 and December 31, 2017	—	—	—
Class A Common stock, par value $0.01 per share, 70 million shares authorized, 9,164,049 shares outstanding, (8,865,207 shares outstanding as of December 31, 2017 and no shares outstanding as of March 31, 2017)	92	88	—
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis, 30 million shares authorized, 4,521,958 shares outstanding, (4,808,225 shares outstanding as of December 31, 2017 and no shares outstanding as of March 31, 2017)	45	48	—
Capital in excess of par value	49,051	47,773	75,031
Retained earnings	12,191	12,603	2,381
Accumulated other comprehensive loss	(13,742)	(14,104)	(15,736)
Total stockholders' equity	47,637	46,408	61,676
Total liabilities and equity	$318,614	$326,233	$262,778

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2018	2017
	(In thousands, except per share data)
Revenues	$146,633	$140,282
Cost of sales	108,840	105,705
Gross profit	37,793	34,577
Operating expenses
Selling, general and administrative expenses	37,785	36,670
Amortization of intangible assets	345	345
	38,130	37,015
Operating loss	(337)	(2,438)
Other expense (income)
Interest expense	544	415
Other, net, including interest income	(317)	(682)
	227	(267)
Loss before income tax benefit	(564)	(2,171)
Income tax benefit	(146)	(814)
Net loss	$(418)	$(1,357)

Basic and diluted loss per share	$(0.03)	$(0.10)

Basic and diluted weighted average shares outstanding	13,683	13,673

Cash Dividends on Class A Common and Class B Common per share	$0.085	$—

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED MARCH 31
	2018	2017
	(In thousands)
Net loss	$(418)	$(1,357)
Foreign currency translation adjustment	917	1,071
Current period cash flow hedging activity, net of $90 tax expense and $139 tax benefit in the three months ended March 31, 2018 and March 31, 2017, respectively.	289	(337)
Reclassification of hedging activities into earnings, net of $64 tax benefit and $18 tax expense in the three months ended March 31, 2018 and March 31, 2017, respectively.	166	(50)
Reclassification of pension adjustments into earnings, net of $44 and $51 tax benefit in the three months ended March 31, 2018 and March 31, 2017, respectively.	158	81
Total other comprehensive income	$1,530	$765
Comprehensive income (loss)	$1,112	$(592)

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2018	2017
	(In thousands)
Operating activities
Net loss	$(418)	$(1,357)
Adjustments to reconcile from net loss to net cash used for operating activities:
Depreciation and amortization	1,235	1,308
Amortization of deferred financing fees	50	55
Deferred income taxes	582	1,249
Other	(1,770)	(3,089)
Working capital changes:
Affiliates receivable/payable	96	(2,679)
Accounts receivable	25,521	42,826
Inventories	(22,878)	(1,312)
Other current assets	(3,013)	(161)
Accounts payable	(34,827)	(42,068)
Other liabilities	(3,712)	(16,933)
Net cash used for operating activities	(39,134)	(22,161)

Investing activities
Expenditures for property, plant and equipment	(2,401)	(1,225)
Other	—	5
Net cash used for investing activities	(2,401)	(1,220)

Financing activities
Net additions to revolving credit agreements	34,162	20,263
Cash dividends to NACCO Industries, Inc.	—	(3,000)
Cash dividends on Class A Common and Class B Common	(1,162)	—
Net cash provided by financing activities	33,000	17,263

Effect of exchange rate changes on cash	18	353

Cash and cash equivalents
Decrease for the period	(8,517)	(5,765)
Balance at the beginning of the period	10,906	11,340
Balance at the end of the period	$2,389	$5,575

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total Stockholders' Equity
		(In thousands)
Balance, January 1, 2017	$—	$—	$75,031	$6,738	$(8,623)	$616	$(8,494)	$65,268
Net loss	—	—	—	(1,357)	—	—	—	(1,357)
Cash dividends to NACCO Industries, Inc.	—	—	—	(3,000)	—	—	—	(3,000)
Current period other comprehensive income (loss)	—	—	—	—	1,071	(337)	—	734
Reclassification adjustment to net income (loss)	—	—	—	—	—	(50)	81	31
Balance, March 31, 2017	$—	$—	$75,031	$2,381	$(7,552)	$229	$(8,413)	$61,676

Balance, January 1, 2018	$88	$48	$47,773	$12,603	$(7,934)	$508	$(6,678)	$46,408
Issuance of common stock, net of conversions	4	(3)	323	—	—	—	—	324
Net loss	—	—	—	(418)	—	—	—	(418)
Share-based compensation expense	—	—	955	—	—	—	—	955
Cash dividends on Class A Common and Class B Common: $0.085 per share	—	—	—	(1,162)	—	—	—	(1,162)
Reclassification due to adoption of ASU 2018-02	—	—	—	1,168	—	118	(1,286)	—
Current period other comprehensive income	—	—	—	—	917	289	—	1,206
Reclassification adjustment to net income	—	—	—	—	—	166	158	324
Balance, March 31, 2018	$92	$45	$49,051	$12,191	$(7,017)	$1,081	$(7,806)	$47,637

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
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

Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of branded, small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States.

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

Basis of Presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2018 and the results of its operations, comprehensive income (loss), cash flows and changes in equity for the three months ended March 31, 2018 and 2017 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2018. The HBB and KC businesses are seasonal and a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday-selling season. For further information regarding seasonality of these businesses, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 2—Recently Issued Accounting Standards

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

Accounting Standards Adopted

In May 2014, the FASB codified in ASC 606, "Revenue Recognition - Revenue from Contracts with Customers" ("ASC 606"), which supersedes ASC 605, "Revenue Recognition" ("ASC 605"), including industry-specific guidance, and requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers and provide additional disclosures. The effective date for nonpublic entities is annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company has adopted the guidance for all contracts at the date of initial application of January 1, 2018. The amount and timing of revenue recognition is not materially impacted by the new standard, thus no cumulative adjustment was recognized upon adoption. See Note 3 for further discussion on the nature, amount and timing of revenue and cash flows arising from contracts with customers.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)". The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act (the "Tax Act") of 2017 from accumulated other comprehensive income ("AOCI") into retained earnings.  ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company elected to early adopt ASU 2018-02 as of January 1, 2018. As a result of adopting this standard, the Company reclassified $1.2 million from AOCI to retained earnings.

Accounting Standards Not Yet Adopted

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

NOTE 3—Revenues

The Company accounts for revenue in accordance with ASC 606, which was adopted on January 1, 2018, using the modified retrospective method. The amount and timing of revenue recognition was not impacted by the new standard and therefore no cumulative adjustment was recognized upon adoption. Results for the reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported in accordance with historical accounting methods under ASC 605. The classification of refund liabilities, which is now reported in Other current liabilities on the Consolidated Balance Sheet, was previously classified as an allowance against Accounts Receivable.

Revenues are recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenue. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promised good or service that is distinct. A description of our performance obligations for each segment is included below.

Hamilton Beach Brands

•
Product revenues - Product revenues consist of sales of small electric household and specialty housewares appliances to traditional brick and mortar and e-commerce retailers, distributors and directly to the end consumer as well as sales of commercial products for restaurants, bars and hotels. Transactions with these customers generally originate upon the receipt of a purchase order from the customer, which in some cases are governed by master sales agreements, specifying product(s) that the customer desires. Contracts for product revenues generally have an original duration of one year or less, and payment terms are generally standard and based on customer creditworthiness. Revenue from product sales is recognized at the point in time when control transfers to the customer, which is either when product is shipped from the Company's facility, or delivered to customers, depending on the shipping terms. The amount of consideration received and revenue recognized varies with changes in incentives, returns and consideration paid to customers for advertising arrangements. The Company has elected to account for shipping and handling activities performed after a customer obtains control of the goods as activities to fulfill the promise to transfer the goods, and therefore these activities are not assessed as a separate service to customers.

•
License revenues - From time to time, the Company enters into licensing agreements which grant the right to use, on a non-exclusive basis, certain of the Company’s intellectual property (IP) in connection with designing, manufacturing, distributing, advertising, promoting and selling the licensees’ products during the term of the agreement. The IP that is licensed generally consists of trademarks, tradenames, trade dress, and/or logos (the “Licensed IP”). In exchange for granting the right to use the Licensed IP, the Company receives a royalty payment, which is a function of (1) the total net sales of products that use the Licensed IP and (2) the royalty percentage that is stated in the licensing agreement. The Company recognizes revenue at the later of when the subsequent sales occur or satisfying the performance obligation (over time).

Kitchen Collection

•
Product revenues - KC sells a variety of kitchenware products from a number of highly recognizable name brands to individual consumers. Products are predominantly sold through brick and mortar retail stores whereby customers come into KC stores, explore the assortment of merchandise available for sale, select various products that they desire to purchase, bring those products to the sales register and pay the cashier the agreed-upon price using either cash or credit card. Once the sale is complete, a receipt is generated and provided to the customer as proof of purchase. Therefore, the sales process is both originated and completed simultaneously at the point of sale. Revenue from product sales is recognized at the point in time when control transfers to the customer, which occurs when the products are scanned at the sales register. The amount of consideration received and revenue recognized varies with changes in returns.

HBB’s warranty program to the consumer consists generally of an assurance-type limited warranty lasting for varying periods of up to ten years for electric appliances, with the majority of products having a warranty of one year.  There is no guarantee to the customer as HBB may repair or replace, at its option, those products returned under warranty.  Accordingly, the Company determined no separate performance obligation exists.

HBB products are not sold with the right of return. However, based on historical experience, a portion of HBB and KC products sold are estimated to be returned due to reasons such as buyer remorse, duplicate gifts received, product failure and excess inventory stocked by the customer, which, subject to certain terms and conditions, the Company will agree to accept. The Company accounts for these product returns as variable consideration. Other forms of variable consideration include customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. To estimate variable consideration, the Company applies both the “expected value” method and “most likely amount” method based on the form of variable consideration, according to which method would provide the better prediction. The expected value method involves a probability weighted determination of the expected amount, whereas the most likely amount method identifies the single most likely outcome in a range of possible amounts.

The following table presents the Company's revenues on a disaggregated basis for the three months ending March 31, 2018:

	HBB	KC	Consolidated (1)
Type of good or service:
Products	$124,581	$22,100	$145,800
Licensing	833	—	833
Total revenues	$125,414	$22,100	$146,633
(1) Includes the required intercompany eliminations between HBB and KC.
NOTE 4—Inventories

Inventories are summarized as follows:

	MARCH 31 2018	DECEMBER 31 2017	MARCH 31 2017
Sourced inventories - HBB	$132,749	$111,493	$98,483
Retail inventories - KC	24,873	23,251	31,244
Total inventories	$157,622	$134,744	$129,727

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	March 31, 2018
Assets:
Interest rate swap agreements	$1,422	$—	$1,422	$—
Foreign currency exchange contracts	265	—	265	—
	$1,687	$—	$1,687	$—

Liabilities:
Foreign currency exchange contracts	$212	$—	$212	$—
	$212	$—	$212	$—

	December 31, 2017
Assets:
Interest rate swap agreements	$894	$—	$894	$—
Foreign currency exchange contracts	245	—	245	—
	$1,139	$—	$1,139	$—

Liabilities:
Foreign currency exchange contracts	$93	$—	$93	$—
	$93	$—	$93	$—

	March 31, 2017
Assets:
Interest rate swap agreements	$802	$—	$802	$—
Foreign currency exchange contracts	27	—	27	$—
	$829	$—	$829	$—

Liabilities:
Interest rate swap agreements	$489	$—	$489	$—
	$489	$—	$489	$—

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency and interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on exchange rates and interest rates, respectively.

At March 31, 2018, December 31, 2017, and March 31, 2017, there were no transfers into or out of Levels 1, 2 or 3.

NOTE 6—Contingencies

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

At March 31, 2018, December 31, 2017 and March 31, 2017, HBB had accrued undiscounted obligations of $8.7 million, $8.9 million and $9.0 million, respectively, for environmental investigation and remediation activities. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $5.3 million related to the environmental investigation and remediation at these sites.

NOTE 7—Business Segments

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

	THREE MONTHS ENDED
	MARCH 31
	2018	2017
Revenues
HBB	$125,414	$114,154
KC	22,100	26,665
Eliminations	(881)	(537)
Total	$146,633	$140,282

Operating profit (loss)
HBB	$3,993	$782
KC	(4,304)	(3,279)
Eliminations	(26)	59
Total	$(337)	$(2,438)

Net income (loss)
HBB	$2,802	$689
KC	(3,638)	(2,143)
Eliminations	418	97
Total	$(418)	$(1,357)

NOTE 8— Income Taxes

On December 22, 2017, the U.S. federal government enacted the Tax Act, which significantly revises U.S. tax law. The Company’s effective income tax rate was 25.9% for the three months ended March 31, 2018 compared to 37.5% for the three months ended March 31, 2017, primarily due to the reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent during 2018.
Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides a measurement period of up to one year after the enactment date for companies to finalize the recognition of the income tax effects of the Tax Act. As a result of the Tax Act and pursuant to SAB 118, the Company recorded a provisional net tax charge of $4.7 million during the year ended December 31, 2017; however, there is still uncertainty as to the application of the Tax Act, in particular as it relates to state income taxes. Further, management has not yet completed the analysis of the amount of foreign earnings subject to U.S. income tax, and the portion of foreign earnings held in cash or other specified assets. No adjustments were recorded to the provisional amounts during the three months ending March 31, 2018.
The ultimate impact of the Tax Act may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions, additional regulatory guidance that may be issued, and the computation of state income taxes as there is uncertainty on conformity to the U.S. federal tax system following the Tax Act.
NOTE 9—Transfer of Financial Assets
The Company has entered into an arrangement with a financial institution to sell certain U.S. accounts receivable on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer.  Under this arrangement, the Company derecognized $31.5 million and $29.7 million of accounts receivable during the periods ending March 31, 2018 and March 31, 2017, respectively. The loss incurred on sold receivables in the consolidated results of operations for the three months ended March 31, 2018 and 2017 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

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
Hamilton Beach Brands Holding Company (“Hamilton Beach Holding” or the “Company”) is an operating holding company for two separate businesses: consumer, commercial and specialty small appliances and specialty retail. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of branded, small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has updated its revenue recognition policy in connection with the adoption of ASC 606 as further described in Note 2 to the accompanying Unaudited Condensed Consolidated Financial Statements. Also refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 19 through 23 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The Company's Critical Accounting Policies and Estimates have not materially changed since December 31, 2017.

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

Selected consolidated results of Hamilton Beach Holding are as follows:

	THREE MONTHS ENDED
	MARCH 31
	2018	2017
Revenues
HBB	$125,414	$114,154
KC	22,100	26,665
Eliminations	(881)	(537)
Consolidated Revenues	$146,633	$140,282

Operating profit (loss)
HBB	$3,993	$782
KC	(4,304)	(3,279)
Eliminations	(26)	59
Consolidated Operating loss	$(337)	$(2,438)

Net income (loss)
HBB	$2,802	$689
KC	(3,638)	(2,143)
Eliminations	418	97
Consolidated Net loss	$(418)	$(1,357)

The following table identifies, by segment, the components of change in Revenues, Operating profit (loss) and Net income (loss):

	Revenues	Operating profit (loss)	Net income (loss)
Consolidated results for the three months ended March 31, 2017	$140,282	$(2,438)	$(1,357)
Increase (decrease) from:
HBB	11,260	3,211	2,113
KC	(4,565)	(1,025)	(1,495)
Eliminations	(344)	(85)	321
Consolidated results for the three months ended March 31, 2018	$146,633	$(337)	$(418)

The components of change are discussed below in "Segment Results".

Liquidity and Capital Resources of Hamilton Beach Holding

Although Hamilton Beach Holding’s subsidiaries have entered into borrowing agreements, Hamilton Beach Holding has not guaranteed any borrowings of its subsidiaries. Dividends from its subsidiaries (to the extent permitted by its subsidiaries’ borrowing agreements) will be used to enable Hamilton Beach Holding to pay dividends to its stockholders. The declaration of future dividends, record dates and payout dates for such future dividends will be at the discretion of Hamilton Beach Holding's board of directors (the "Board") and will depend on various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that the board deems relevant.

The Company believes funds available from cash on hand, its subsidiaries' credit facilities and anticipated funds generated from operations are sufficient to finance all of the subsidiaries' scheduled principal repayments, and its operating needs and commitments arising during the next twelve months and until the expiration of its subsidiaries' credit facilities.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2017, there have been no significant changes in the total amount of Hamilton Beach Holding contractual obligations, contingent liabilities, commitments, or the timing of cash flows in accordance with those obligations as reported on page 24 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Off Balance Sheet Arrangements

As a holding company, Hamilton Beach Holding has not entered into any off balance sheet financing arrangements. See HBB's and KC's contractual obligations tables in the HBB and KC segment results.

Capital Structure

Hamilton Beach Holding's consolidated capital structure at March 31, 2018 compared with both March 31, 2017 and December 31, 2017 is presented below:

March 31, 2018 Compared with March 31, 2017

	MARCH 31 2018	MARCH 31 2017	Change
Cash and cash equivalents	$2,389	$5,575	$(3,186)
Other net tangible assets	118,948	101,890	17,058
Goodwill and intangible assets, net	11,808	13,189	(1,381)
Net assets	133,145	120,654	12,491
Total debt	(85,508)	(58,978)	(26,530)
Total equity	$47,637	$61,676	$(14,039)
Debt to total capitalization	64.2%	48.9%	15.3%

March 31, 2018 Compared with December 31, 2017

	MARCH 31 2018	DECEMBER 31 2017	Change
Cash and cash equivalents	$2,389	$10,906	$(8,517)
Other net tangible assets	118,948	74,695	44,253
Goodwill and intangible assets, net	11,808	12,153	(345)
Net assets	133,145	97,754	35,391
Total debt	(85,508)	(51,346)	(34,162)
Total equity	$47,637	$46,408	$1,229
Debt to total capitalization	64.2%	52.5%	11.7%

The components of change are discussed below in "Segment Results".

OUTLOOK

In the current market environment and including the various factors noted in the HBB and KC segment outlooks below, Hamilton Beach Holding expects 2018 consolidated net income to increase substantially over 2017 primarily due to lower income tax expense. As a result of the Tax Cuts and Jobs Act (the “Tax Act”), Hamilton Beach Holding expects its effective income tax rate to be in the range of 26% to 28% in 2018.

SEGMENT RESULTS

Hamilton Beach Brands, Inc.

HBB’s business is seasonal and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.

Financial Review

Operating Results

First Quarter of 2018 Compared with First Quarter of 2017

The results of operations for HBB were as follows for the three months ended March 31:

	Three Months Ended March 31		% of Revenue
	2018	2017	2018	2017
Revenues	$125,414	$114,154	100.0%	100.0%
Cost of sales	97,710	91,539	77.9%	80.2%
Gross profit	27,704	22,615	22.1%	19.8%
Operating expenses (1)	23,711	21,833	18.9%	19.1%
Operating profit	3,993	782	3.2%	0.7%
Interest expense	522	380	0.4%	0.3%
Other, net, including interest income	(329)	(700)	(0.3)%	(0.6)%
Income before income taxes	3,800	1,102	3.0%	1.0%
Income tax expense	998	413	0.8%	0.4%
Net income	$2,802	$689	2.2%	0.6%

Effective income tax rate	26.3%	37.5%
(1)Operating expenses include selling, general and administrative expenses, amortization of intangibles and (gain)/loss on sale of assets.

The following table identifies the components of change in revenues for the first quarter of 2018 compared with the first quarter of 2017:

Revenues
2017	$114,154
Increase (decrease) from:
Unit volume and product mix	9,929
Foreign currency	1,157
Other	174
2018	$125,414

Revenues increased $11.3 million, or 9.9%, during the first quarter of 2018 compared with the first quarter of 2017 primarily due to higher sales volume in the International consumer market and increased sales of higher-priced products, mainly in the U.S. consumer market. Favorable foreign currency movements also contributed to the increase in revenues as both the Mexican peso and Canadian dollar strengthened against the U.S. dollar.

The following table identifies the components of change in operating profit for the first quarter of 2018 compared with the first quarter of 2017:

Operating Profit
2017	$782
Increase (decrease) from:
Gross profit	4,508
Foreign currency	581
Selling, general and administrative expenses	(1,878)
2018	$3,993

HBB's operating profit increased $3.2 million in the first quarter of 2018 compared with the first quarter of 2017 primarily due to a $4.5 million increase in gross profit, partially offset by a $1.9 million increase in Selling, general and administrative expenses.

The improvement in gross margin, which was 22.1% at March 31, 2018 compared with 19.8% at March 31, 2017, was primarily due to increased sales of new and higher-margin products. Increased warehouse and transportation costs of $0.8 million resulting from higher sales volume partially offset the improvement in gross margin during the first three months of 2018.

The increase in Selling, general and administrative expenses was primarily due to higher employee-related costs of $1.6 million mainly from increased compensation expense.

Other, net, including interest income, decreased $0.4 million due to lower foreign currency gains in the first quarter of 2018 compared with the first quarter of 2017.

HBB income tax expense increased to $1.0 million in the first quarter of 2018 from $0.4 million in the first quarter of 2017 primarily due to $2.7 million increase in income before income taxes, partially offset by the reduction of the U.S. federal corporate tax rate as a result of the Tax Act.

HBB recognized net income of $2.8 million in the first quarter of 2018 and 0.7 million in the first quarter of 2017 primarily due to the factors affecting operating profit and the change in the income tax provision.

Liquidity and Capital Resources of HBB

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2018	2017	Change
Operating activities:
Net income	$2,802	$689	$2,113
Depreciation and amortization	1,008	1,026	(18)
Other	(2,787)	(1,354)	(1,433)
Working capital changes	(29,249)	(11,836)	(17,413)
Net cash used for operating activities	(28,226)	(11,475)	(16,751)

Investing activities:
Expenditures for property, plant and equipment	(2,286)	(972)	(1,314)
Other	—	5	(5)
Net cash used for investing activities	(2,286)	(967)	(1,319)

Cash flow before financing activities	$(30,512)	$(12,442)	$(18,070)

Net cash used for operating activities increased by $16.8 million in the first three months of 2018 compared with the first three months of 2017 primarily as a result of the change in working capital and other. The change in working capital was mainly the result of a larger increase in inventory during the first three months of 2018 compared with 2017, and less of a decrease in accounts receivable and accounts payable during the first three months of 2018 compared with 2017. The increase in inventory was primarily due to higher sales forecast in the first half of 2018 compared with the first half of 2017. The changes in accounts payable and accounts receivable were mainly attributable to the timing of purchases and the timing of collections, respectively, during the first three months of 2018 compared with 2017. The change in other is primarily the result of the change in deferred income taxes.

	2018	2017	Change
Financing activities:
Net additions to revolving credit agreement and other	$31,962	$14,863	$17,099
Cash dividends paid to Hamilton Beach Holding	(1,162)	—	(1,162)
Net cash provided by financing activities	$30,800	$14,863	$15,937

The change in net cash provided by financing activities is primarily the result of increased borrowings under the revolving credit facility to fund working capital.

Financing Activities of HBB

HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $280.7 million as of March 31, 2018. At March 31, 2018, the borrowing base under the HBB Facility was $113.8 million and borrowings outstanding were $83.3 million. At March 31, 2018, the excess availability under the HBB Facility was $30.4 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective March 31, 2018, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective March 31, 2018, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility at March 31, 2018 was 3.30% including the floating rate margin and the effect of the interest rate swap agreements.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $35.0 million at March 31, 2018 at a fixed interest rate of 1.5%. HBB also has delayed-start interest rate swaps with notional values totaling $10.0 million at March 31, 2018, with fixed rates of 1.7%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At March 31, 2018, HBB was in compliance with all financial covenants in the HBB Facility.

HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

Contractual Obligations, Contingent Liabilities and Commitments

In the three months ended March 31, 2018, there were no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commitments, or the timing of cash flows in accordance with those obligations as reported on page 31 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 other than the increase in borrowings outstanding under the HBB Facility.

Capital Expenditures

Expenditures for property, plant and equipment were $2.3 million for the first three months of 2018 and are estimated to be an additional $8.3 million for the remainder of 2018. These planned capital expenditures are primarily for improvements to HBB’s information technology infrastructure, tooling for new products and distribution warehouse improvements. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at March 31, 2018 compared with both March 31, 2017 and December 31, 2017.

March 31, 2018 Compared with March 31, 2017

	MARCH 31 2018	MARCH 31 2017	Change
Cash and cash equivalents	$1,784	$5,094	$(3,310)
Other net tangible assets	105,574	80,806	24,768
Goodwill and intangible assets, net	11,808	13,189	(1,381)
Net assets	119,166	99,089	20,077
Total debt	(83,308)	(53,578)	(29,730)
Total equity	$35,858	$45,511	$(9,653)
Debt to total capitalization	69.9%	54.1%	15.8%

Other net tangible assets increased $24.8 million from March 31, 2017 primarily due to an increase in inventory and accounts receivable, partially offset by an increase in accounts payable. Inventory increased in 2018 compared with 2017 primarily due to higher sales forecast in the first half of 2018. The changes in accounts payable and accounts receivable were primarily attributable to the timing of purchases and the timing of collections, respectively, during the first three months of 2018 compared with 2017.

Total debt increased $29.7 million to fund working capital.

March 31, 2018 Compared with December 31, 2017

	MARCH 31 2018	DECEMBER 31 2017	Change
Cash and cash equivalents	$1,784	$1,480	$304
Other net tangible assets	105,574	69,122	36,452
Goodwill and intangible assets, net	11,808	12,153	(345)
Net assets	119,166	82,755	36,411
Total debt	(83,308)	(51,346)	(31,962)
Total equity	$35,858	$31,409	$4,449
Debt to total capitalization	69.9%	62.0%	7.9%

Other net tangible assets increased $36.5 million from December 31, 2017 primarily due to increased inventory levels and decreases in accounts payable, accrued payroll and accrued cooperative advertising. These changes were partially offset by a decrease in accounts receivable. Inventory increased primarily due to higher sales forecast in the first half of 2018. The changes in accounts payable and accounts receivable were primarily attributable to the seasonality of the business. In addition, accrued payroll and accrued cooperative advertising decreased as payments were made during the first quarter of 2018.

Total debt increased $32.0 million to fund working capital.

OUTLOOK

The consumer retail market for small kitchen appliances is expected to grow modestly in 2018 compared with 2017. Changing consumer buying patterns, including the migration of sales from in-store channels to internet sales channels, continues to create uncertainty about the go-forward growth prospects for the small appliance category, individual retailers and industry participants. The international and commercial markets in which HBB participates are expected to continue to grow moderately.

HBB continues to focus on strengthening the consumer market position of its various product lines through product innovation, promotions, increased placements and branding programs. HBB will continue to leverage its strong brand portfolio by introducing new innovative products, as well as upgrades to certain existing products, such as its newest generation of the Hamilton Beach® FlexBrew® coffeemaker, across a wide range of brands, price points and categories in both the consumer and commercial marketplaces. HBB continues to pursue opportunities to create or add product lines and brands that can be distributed in high-end or specialty stores and on the internet, including new products under its CHI®-branded garment care line and Wolf Gourmet®-branded product line, both of which are generating incremental revenue. HBB also expects its growing global commercial business to benefit from broader distribution of several newer products, including its new Quantum® high-performance commercial blender and the Otto™ Juice Extractor. HBB's robust commercial and consumer product pipeline is expected to affect both revenues and operating profit positively in 2018 and in future periods.

As a result of the current market environment, new or enhanced product introductions and an expected increase in higher-priced, higher-margin product placements resulting from the execution of HBB's strategic initiatives, which was a primary driver in the first-quarter 2018 revenue increase, HBB's revenues are expected to increase moderately in 2018 compared with 2017. Improvements in revenues are expected in all business divisions, which include U.S. Consumer, International Consumer and Global Commercial. HBB expects product demand to continue to increase in the 2018 second quarter over prior year levels based on current customer commitments. Firmer commitments for the second half of the year and the holiday-selling season are expected to occur in the second and third quarters. As a result, HBB continues to expect moderate revenue growth in the first half of 2018, with modest growth in the second half of the year, but as better visibility is gained, expectations could be revised.

Benefits from these increased revenues are expected to be partly offset by product cost inflation, which is expected to be mitigated by adjustments to product placements and pricing, as well as increased costs to implement HBB's strategic initiatives. As a result, HBB's 2018 operating profit is expected to increase moderately compared with 2017. HBB continues to closely monitor commodity and other input costs, as well as currency effects, and intends to continue to adjust product prices and product placements as market conditions permit.

While 2018 operating profit is expected to be moderately higher than in 2017, net income is expected to increase substantially over 2017 as a result of a lower effective corporate income tax rate, as well as the absence of the provisional charge that was recorded in 2017 for the Tax Act.

In 2018, cash flow before financing activities is expected to be higher than 2017 and capital expenditures are expected to be approximately $10.5 million, of which $2.3 million was expended in the first quarter.

Longer term, HBB continues to work to improve return on sales through economies of scale derived from market growth and its strategic revenue growth initiatives. These initiatives are focused on enhancing HBB's placements in the North American consumer business, enhancing sales in the e-commerce market, expanding its participation in the "only-the-best" market by investing in new products to be sold under the Wolf Gourmet®, Weston®, Hamilton Beach® Professional and CHI® brand names, expanding internationally in emerging growth markets, increasing its global commercial presence through enhanced global product lines for chains and distributors serving the global food service and hospitality markets, and leveraging its other strategic initiatives to drive category and channel expansion.

The Kitchen Collection, LLC

KC's business is seasonal, and a majority of its revenues and operating profit is typically earned in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.

At March 31, 2018, KC operated 199 stores compared with 208 stores at March 31, 2017 and 210 stores at
December 31, 2017.

Financial Review

Operating Results

First Quarter of 2018 Compared with First Quarter of 2017

The results of operations for KC were as follows for the three months ended March 31:

	Three Months Ended March 31		% of Revenue
	2018	2017	2018	2017
Revenues	$22,100	$26,665	100.0%	100.0%
Cost of sales	11,985	14,762	54.2%	55.4%
Gross profit	10,115	11,903	45.8%	44.6%
Operating expenses (1)	14,419	15,182	65.2%	56.9%
Operating loss	(4,304)	(3,279)	(19.5)%	(12.3)%
Interest expense	22	35	0.1%	0.1%
Other, net, including interest income	12	18	0.1%	0.1%
Loss before income tax benefit	(4,338)	(3,332)	(19.6)%	(12.5)%
Income tax benefit	(700)	(1,189)	(3.2)%	(4.5)%
Net loss	$(3,638)	$(2,143)	(16.5)%	(8.0)%

Effective income tax rate	16.1%	35.7%
(1)Operating expenses include selling, general and administrative expenses and (gain)/loss on sale of assets.

The following table identifies the components of change in revenues for the first quarter of 2018 compared with the first quarter of 2017:

Revenues
2017	$26,665
Increase (decrease) from:
Comparable stores	(4,048)
Closed stores	(1,001)
Other	(28)
New stores	512
2018	$22,100

Revenues for the first quarter of 2018 decreased $4.6 million compared with the first quarter 2017 primarily due to a decline in comparable store sales and the loss of sales from the closure of underperforming stores since March 31, 2017. The decrease in comparable store sales was mainly attributable to a decline in customer traffic and a shift to lower-priced products, which resulted in a reduction in store transactions and a decrease in the average sales transaction value.

The following table identifies the components of change in operating loss for the first quarter of 2018 compared with the first quarter of 2017:

Operating Loss
2017	$(3,279)
(Increase) decrease from:
Comparable stores	(1,507)
Selling, general and administrative expenses and other	224
Closed stores	194
New stores	64
2018	$(4,304)

KC's operating loss increased $1.0 million in the first quarter of 2018 compared with the first quarter of 2017 primarily due to the decline in sales at comparable stores.

KC's income tax benefit decreased to $0.7 million in the first quarter of 2018 from $1.2 million in the first quarter of 2017 primarily due to the reduction of the U.S. federal corporate tax rate as a result of the Tax Act.

KC recognized a net loss of $3.6 million in the first quarter of 2018 and a net loss of $2.1 million in the first quarter of 2017 primarily due to the factors affecting the operating loss and the change in the income tax benefit.

Liquidity and Capital Resources of KC

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2018	2017	Change
Operating activities:
Net loss	$(3,638)	$(2,143)	$(1,495)
Depreciation and amortization	278	282	(4)
Other	(24)	(430)	406
Working capital changes	(7,514)	(8,394)	880
Net cash used for operating activities	(10,898)	(10,685)	(213)

Investing activities:
Expenditures for property, plant and equipment	(116)	(253)	137
Net cash used for investing activities	(116)	(253)	137

Cash flow before financing activities	$(11,014)	$(10,938)	$(76)

The $0.2 million change in net cash used for operating activities was primarily the result of a change in the net loss in the first three months of 2018 compared with the first three months of 2017, partially offset by changes in working capital and other. The change in working capital was mainly due to a larger decrease in inventory during the first three months of 2017 compared with an increase in inventory during the first three months of 2018, which was partially offset by decreases in accounts payable. The changes in inventory were attributable to lower inventory per store at March 31, 2018 compared with March 31, 2017, while the decrease in accounts payable was mainly the result of the timing of inventory purchases. The change in other was primarily the result of the change in deferred income taxes.

	2018	2017	Change
Financing activities:
Net additions to revolving credit agreement	$2,200	$5,400	$(3,200)
Cash dividends paid to NACCO	—	(3,000)	3,000
Net cash provided by financing activities	$2,200	$2,400	$(200)

The change in net cash provided by financing activities was primarily the result of cash dividends paid to NACCO during the first three months of 2017 which were funded by the revolving credit agreement.

Financing Activities of KC

KC has a $20.0 million secured revolving line of credit that expires in October 2022 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $35.9 million as of March 31, 2018. At March 31, 2018, the borrowing base under the KC Facility was $13.4 million and borrowings outstanding under the KC Facility were $2.2 million. At March 31, 2018, the excess availability under the KC Facility was $11.2 million.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75% as of March 31, 2018. The KC Facility also requires a fee of 0.25% per annum on the unused commitment.

The KC Facility allows for the payment of dividends to Hamilton Beach Holding, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $10.0 million after giving effect to such payment. At March 31, 2018, KC was in compliance with all financial covenants in the KC Facility.

KC believes funds available from cash on hand, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the KC Facility.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2017, there have been no significant changes in the total amount of KC's contractual obligations, contingent liabilities or commitments, or the timing of cash flows in accordance with those obligations as reported on page 38 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Capital Expenditures

Expenditures for property, plant and equipment were $0.1 million for the first three months of 2018 and are estimated to be an additional $0.4 million for the remainder of 2018. These planned capital expenditures are primarily for improvements to KC’s information technology infrastructure, store remodels and existing store fixtures. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at March 31, 2018 compared with both March 31, 2017 and December 31, 2017.

March 31, 2018 Compared with March 31, 2017

	MARCH 31 2018	MARCH 31 2017	Change
Cash and cash equivalents	$605	$472	$133
Other net tangible assets	13,078	21,180	(8,102)
Net assets	13,683	21,652	(7,969)
Total debt	(2,200)	(5,400)	3,200
Total equity	$11,483	$16,252	$(4,769)
Debt to total capitalization	16.1%	24.9%	(8.8)%

The $8.1 million decrease in other net tangible assets at March 31, 2018 compared with March 31, 2017 was primarily due to a decrease in inventory and an increase in accounts payable. The decrease in inventory was the result of lower inventory per store at March 31, 2018 and the increase in accounts payable was due to the timing of inventory purchases.

March 31, 2018 Compared with December 31, 2017

	MARCH 31 2018	DECEMBER 31 2017	Change
Cash and cash equivalents	$605	$9,419	$(8,814)
Other net tangible assets	13,078	5,702	7,376
Net assets	13,683	15,121	(1,438)
Total debt	(2,200)	—	(2,200)
Total equity	$11,483	$15,121	$(3,638)
Debt to total capitalization	16.1%	(a)	(a)
(a)Debt to total capitalization is not meaningful as KC had no outstanding debt at December 31, 2017.

The increase of $7.4 million in other net tangible assets at March 31, 2018 compared with December 31, 2017 was primarily due to a decrease in accounts payable and an increase in inventory. The decrease in accounts payable was due to the timing of inventory purchases and the increase in inventory was due to increased inventory per store at March 31, 2018.

OUTLOOK

The retail environment at physical store locations continues to be unfavorably impacted by changing consumer shopping patterns, which have led to declining consumer traffic to physical locations and reduced in-store transactions as consumers buy more over the internet. These factors are expected to continue to reduce KC's target consumers' spending on housewares and small appliances in mall locations. Given this market environment, KC continues to focus on optimizing its store count for current foot traffic trends.

Over the past several years, the pace of Kitchen Collection® store closings has increased. During the first quarter of 2018, KC closed 11 stores. Currently, approximately 75% of KC's store portfolio is in outlet mall locations and 25% is in traditional malls. KC plans to continue to aggressively manage its store portfolio through natural lease expirations and ongoing renegotiations of rent commitments, as well as early lease terminations if sales at certain stores continue to deteriorate. By the end of 2018, KC has a goal of having approximately 70% of its stores with leases of one year or less, while also maintaining its focus on decreasing the number of stores to a smaller core group of profitable outlet stores in more favorable outlet mall locations. If KC cannot reach acceptable terms with its landlords as leases come up for renewal in the remainder of 2018 and in future periods, the pace of store closings could increase.

As a result of these initiatives, and the first quarter 2018 store closings, KC expects full year 2018 revenues to decrease moderately compared with 2017. KC plans to continue to focus on maintaining strong gross margins, controlling operating expenses and optimizing working capital. However, without an increase in store traffic, KC expects the 2018 operating and net losses to be higher than in 2017. The net loss in the first half of 2018 is expected to be higher than in the first half of 2017 partially resulting from a smaller tax benefit realized on the seasonally higher first half loss. Improvements in operating profit in the second half of 2018 compared with the second half of 2017, as well as the benefit of the lower effective income tax rate on pre-tax income, are expected to result in an increase in net income in the second half of 2018, but not enough to offset the higher net loss in the first half of the year.

Cash flow before financing activities is expected to result in a use of cash in 2018 due to forecasted working capital changes. Capital expenditures are expected to be approximately $0.5 million in 2018, of which $0.1 million was expended in the first quarter of 2018.

KC believes its smaller core store portfolio is well positioned to take advantage of any future customer traffic recovery. KC aims to provide consumers with highly desirable products at affordable prices. KC's continued focus on increasing the average sale per transaction, the average sale closure rate and the number of items per transaction through the continued refinement of its format and improved customer interactions to enhance customers' store experience is expected to enhance KC's performance. This focus on the customer's experience, in combination with improved product offerings, a focus on sales of higher-margin products, merchandise mix and displays, closure of underperforming stores and optimizing its expense structure are expected to contribute to improvements in operating results over time.

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

HBB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (2) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in or unavailability of quality or cost effective suppliers, (7) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which HBB buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) increased competition, including consolidation within the industry, (11) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB's products, (12) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, and (13) the actual impact of the Tax Act may affect future earnings as the amounts reflected in the fourth quarter of 2017 were preliminary estimates and exact amounts will not be determined until a later date, and there may be other judicial or regulatory interpretations of the Tax Act that may also impact these estimates and future financial results.

KC: (1) decreased levels of consumer visits to brick and mortar stores, (2) increased competition, including through online channels, (3) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® stores, (4) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (5) changes in costs of inventory, including transportation costs, (6) delays in delivery or the unavailability of inventory, (7) customer acceptance of new products, (8) the anticipated impact of the opening of new stores, the ability to renegotiate existing leases and effectively and efficiently close under-performing stores, (9) changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which KC buys, operates and/or sells products, and (10) the actual impact of the Tax Act may affect future earnings as the amounts reflected in the fourth quarter of 2017 were preliminary estimates and exact amounts will not be determined until a later date, and there may be other judicial or regulatory interpretations of the Tax Act that may also impact these estimates and future financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its receivables. The fair value of the Company's interest rate swap agreements was a net receivable of $1.4 million at March 31, 2018. A hypothetical 10% decrease in interest rates would cause a decrease of $0.2 million in the fair value of interest rate swap agreements and the resulting fair value would be a receivable of $1.2 million. Additionally, a hypothetical 10% increase in interest rates would not have a material impact to the Company's interest expense of $0.5 million at March 31, 2018.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a net receivable of $0.1 million at March 31, 2018. Assuming a hypothetical 10% weakening of the U.S. dollar at March 31, 2018, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.7 million compared with its fair value at March 31, 2018. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables.

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

Changes in internal control over financial reporting: During the first quarter of 2018, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes to the risk factors for Hamilton Beach Holding, HBB, or KC from the Company's Annual Report on Form 10-K for the year ended December 31, 2017, except for the following, which should be read in conjunction with the risk factors in such Annual Report on Form 10-K.

Changes to United States tariff and import/export regulations could have a material adverse effect on Hamilton Beach Holding’s business, financial position and results of operation.

On March 1, 2018, the President of the United States announced a plan to indefinitely impose a 25 percent tariff on certain imported steel products and a 10 percent tariff on certain imported aluminum products under Section 232 of the Trade Expansion Act of 1962.

In addition, on March 22, 2018 the President of the United States announced his decisions on the actions that the U.S. government will take based on the findings of an investigation under Section 301 of the Trade Act of 1974. These actions include a proposed 25 percent tariff on approximately $50 billion worth of imports from China. In response, the Chinese government issued a list of additional U.S. origin goods equal to about $50 billion in exports to China that could be subject to a 25 percent tariff. The outcome of final actions under Section 301 and related developments is uncertain. These tariffs may increase the cost of certain products that we import from China thereby adversely affecting our profitability. These actions could require us to raise our prices, which could decrease demand for our products. As a result, these actions, including potential retaliatory measures by China, may adversely impact our business. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. or other countries, the impact of these trade actions on our operations or results remains uncertain.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	May 2, 2018	/s/ James. H. Taylor
James H. Taylor
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)