Form 10-Q
period 2018-08-01
Hamilton Beach Brands Holding Co
filed 2018-08-01
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at July 27, 2018: 9,230,373
Number of shares of Class B Common Stock outstanding at July 27, 2018: 4,473,453

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2018	DECEMBER 31 2017	JUNE 30 2017
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,962	$10,906	$5,328
Accounts receivable, net	83,876	114,100	69,857
Inventories	165,237	134,744	135,397
Prepaid expenses and other	14,743	8,835	10,019
Total current assets	265,818	268,585	220,601
Property, plant and equipment, net	21,839	19,083	16,550
Goodwill	6,253	6,253	6,253
Other intangibles, net	5,209	5,900	6,590
Deferred income taxes	10,894	12,825	15,477
Deferred costs	9,973	10,466	8,609
Other non-current assets	3,282	3,121	3,102
Total assets	$323,268	$326,233	$277,182
LIABILITIES AND EQUITY
Accounts payable	$103,461	$143,012	$98,480
Accounts payable to NACCO Industries, Inc.	2,769	9,189	1,969
Revolving credit agreements	75,476	31,346	22,276
Accrued payroll	12,531	17,302	10,998
Accrued cooperative advertising	4,532	11,418	6,898
Other current liabilities	24,215	18,679	14,133
Total current liabilities	222,984	230,946	154,754
Revolving credit agreements	30,000	20,000	32,000
Other long-term liabilities	24,274	28,879	27,325
Total liabilities	277,258	279,825	214,079
Stockholders' equity
Common stock, par value $1.00 per share, 1,000 shares authorized, 100 shares outstanding as of June 30, 2017	—	—	—
Preferred stock, par value $0.01 per share, 5 million shares authorized, no shares outstanding as of June 30, 2018, December 31, 2017, and June 30, 2017	—	—	—
Class A Common stock, par value $0.01 per share, 70 million shares authorized, 9,218,372 shares outstanding, (8,865,207 shares outstanding as of December 31, 2017 and no shares outstanding as of June 30, 2017)	92	88	—
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis, 30 million shares authorized, 4,476,796 shares outstanding, (4,808,225 shares outstanding as of December 31, 2017 and no shares outstanding as of June 30, 2017)	45	48	—
Capital in excess of par value	50,721	47,773	75,031
Retained earnings	10,152	12,603	3,619
Accumulated other comprehensive loss	(15,000)	(14,104)	(15,547)
Total stockholders' equity	46,010	46,408	63,103
Total liabilities and equity	$323,268	$326,233	$277,182

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenues	$157,941	$152,976	$304,574	$293,258
Cost of sales	117,088	114,145	225,928	219,850
Gross profit	40,853	38,831	78,646	73,408
Operating expenses
Selling, general and administrative expenses	39,914	36,322	77,699	72,992
Amortization of intangible assets	346	345	691	690
	40,260	36,667	78,390	73,682
Operating profit (loss)	593	2,164	256	(274)
Other (income) expense
Interest expense	926	462	1,470	877
Other, net, including interest income	859	(297)	542	(979)
	1,785	165	2,012	(102)
Income (loss) before income tax provision (benefit)	(1,192)	1,999	(1,756)	(172)
Income tax provision (benefit)	(318)	760	(464)	(53)
Net income (loss)	$(874)	$1,239	$(1,292)	$(119)

Basic and diluted earnings (loss) per share	$(0.06)	$0.09	$(0.09)	$(0.01)

Basic and diluted weighted average shares outstanding	13,695	13,673	13,689	13,673

Cash Dividends on Class A Common and Class B Common per share	$0.085	$—	$0.170	$—

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2018	2017	2018	2017
	(In thousands)
Net income (loss)	$(874)	$1,239	$(1,292)	$(119)
Foreign currency translation adjustment	(892)	672	25	1,743
Loss on intra-entity foreign currency transactions, net of $94 tax benefit in the three and six months ended June 30, 2018.	(1,013)	—	(1,013)	—
Current period cash flow hedging activity, net of $160 and $250 tax expense in the three and six months ended June 30, 2018, respectively, and $230 and $369 tax benefit in the three and six months ended June 30, 2017, respectively.	464	(522)	753	(859)
Reclassification of hedging activities into earnings, net of $13 and $77 tax benefit in the three and six months ended June 30, 2018, respectively, and $11 and $29 tax expense in the three and six months ended June 30, 2017, respectively.	41	(31)	207	(81)
Reclassification of pension adjustments into earnings, net of $46 and $88 tax benefit in the three and six months ended June 30, 2018, respectively, and $51 and $102 tax benefit in the three and six months ended June 30, 2017, respectively.	142	71	300	151
Total other comprehensive income (loss)	(1,258)	190	272	954
Comprehensive income (loss)	$(2,132)	$1,429	$(1,020)	$835

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2018	2017
	(In thousands)
Operating activities
Net loss	$(1,292)	$(119)
Adjustments to reconcile from net loss to net cash used for operating activities:
Depreciation and amortization	2,462	2,482
Amortization of deferred financing fees	101	111
Deferred income taxes	1,795	2,027
Other	(1,940)	(1,738)
Working capital changes:
Affiliates receivable/payable	(6,420)	(8,685)
Accounts receivable	30,224	34,218
Inventories	(30,493)	(6,982)
Other current assets	(5,908)	(382)
Accounts payable	(39,551)	(22,773)
Other liabilities	(5,152)	(14,420)
Net cash used for operating activities	(56,174)	(16,261)

Investing activities
Expenditures for property, plant and equipment	(4,555)	(2,399)
Other	6	21
Net cash used for investing activities	(4,549)	(2,378)

Financing activities
Net additions to revolving credit agreements	54,130	15,562
Cash dividends to NACCO Industries, Inc.	—	(3,000)
Cash dividends on Class A Common and Class B Common	(2,327)	—
Net cash provided by financing activities	51,803	12,562

Effect of exchange rate changes on cash	(24)	65

Cash and cash equivalents
Decrease for the period	(8,944)	(6,012)
Balance at the beginning of the period	10,906	11,340
Balance at the end of the period	$1,962	$5,328

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total Stockholders' Equity
	(In thousands)
Balance, January 1, 2017	$—	$—	$75,031	$6,738	$(8,623)	$616	$(8,494)	$65,268
Net loss	—	—	—	(119)	—	—	—	(119)
Cash dividends to NACCO Industries, Inc.	—	—	—	(3,000)	—	—	—	(3,000)
Current period other comprehensive income (loss)	—	—	—	—	1,743	(859)	—	884
Reclassification adjustment to net income (loss)	—	—	—	—	—	(81)	151	70
Balance, June 30, 2017	$—	$—	$75,031	$3,619	$(6,880)	$(324)	$(8,343)	$63,103

Balance, January 1, 2018	$88	$48	$47,773	$12,603	$(7,934)	$508	$(6,678)	$46,408
Issuance of common stock, net of conversions	4	(3)	521	—	—	—	—	522
Net loss	—	—	—	(1,292)	—	—	—	(1,292)
Share-based compensation expense	—	—	2,427	—	—	—	—	2,427
Cash dividends on Class A Common and Class B Common: $0.17 per share	—	—	—	(2,327)	—	—	—	(2,327)
Reclassification due to adoption of ASU 2018-02	—	—	—	1,168	—	118	(1,286)	—
Current period other comprehensive income	—	—	—	—	(988)	753	—	(235)
Reclassification adjustment to net income	—	—	—	—	—	207	300	507
Balance, June 30, 2018	$92	$45	$50,721	$10,152	$(8,922)	$1,586	$(7,664)	$46,010

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Tabular amounts in thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

Nature of Operations

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Hamilton Beach Brands Holding Company ("Hamilton Beach Holding” or the “Company”).

Hamilton Beach Holding is an operating holding company for two separate businesses. The Company includes the required intercompany eliminations between the two separate businesses and certain federal tax attributes. Costs incurred as a stand-alone public entity are allocated to the HBB segment. The only material assets held by Hamilton Beach Holding are its investments in consolidated subsidiaries. Substantially all of its cash flows are provided by dividends paid or distributions made by its subsidiaries. The Company's subsidiaries operate in the following principal industries: consumer, commercial and specialty small appliances and specialty retail. The Company manages its subsidiaries primarily by segment.

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

Basis of Presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2018 and the results of its operations, comprehensive income (loss), cash flows and changes in equity for the six months ended June 30, 2018 and 2017 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2018. The HBB and KC businesses are seasonal and a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday-selling season. For further information regarding seasonality of these businesses, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Kitchen Collection

•
Product revenues - KC sells a variety of kitchenware products from a number of highly recognizable name brands to individual consumers. Products are predominantly sold through brick and mortar retail stores whereby customers come into KC stores, explore the assortment of merchandise available for sale, select various products that they desire to purchase, bring those products to the sales register and pay the cashier the agreed-upon price using either cash, check or credit card. Once the sale is complete, a receipt is generated and provided to the customer as proof of purchase. Therefore, the sales process is both originated and completed simultaneously at the point of sale. Revenue from product sales is recognized at the point in time when control transfers to the customer, which occurs when the products are scanned at the sales register. The amount of consideration received and revenue recognized varies with changes in returns.

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

The following table presents the Company's revenues on a disaggregated basis for the three and six months ending:

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30, 2018			JUNE 30, 2018
	HBB	KC	Consolidated (1)	HBB	KC	Consolidated (1)
Type of good or service:
Products	$135,014	$22,762	$157,086	$259,595	$44,862	$302,886
Licensing	855	—	855	1,688	—	1,688
Total revenues	$135,869	$22,762	$157,941	$261,283	$44,862	$304,574
(1) Includes the required intercompany eliminations between HBB and KC.

NOTE 4—Inventories

Inventories are summarized as follows:

	JUNE 30 2018	DECEMBER 31 2017	JUNE 30 2017
Sourced inventories - HBB	$138,721	$111,493	$104,342
Retail inventories - KC	26,516	23,251	31,055
Total inventories	$165,237	$134,744	$135,397

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	June 30, 2018
Assets:
Interest rate swap agreements	$1,593	$—	$1,593	$—
Foreign currency exchange contracts	474	—	474	—
	$2,067	$—	$2,067	$—

	December 31, 2017
Assets:
Interest rate swap agreements	$894	$—	$894	$—
Foreign currency exchange contracts	245	—	245	—
	$1,139	$—	$1,139	$—

Liabilities:
Foreign currency exchange contracts	$93	$—	$93	$—
	$93	$—	$93	$—

	June 30, 2017
Assets:
Interest rate swap agreements	$623	$—	$623	$—
	$623	$—	$623	$—

Liabilities:
Foreign currency exchange contracts	$903	$—	$903	$—
	$903	$—	$903	$—

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency and interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on exchange rates and interest rates, respectively.

At June 30, 2018, December 31, 2017, and June 30, 2017, there were no transfers into or out of Levels 1, 2 or 3.

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

At June 30, 2018, December 31, 2017 and June 30, 2017, HBB had accrued undiscounted obligations of $8.5 million, $8.9 million and $8.9 million, respectively, for environmental investigation and remediation activities. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $5.2 million related to the environmental investigation and remediation at these sites.

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

	THREE MONTHS		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2018	2017	2018	2017
Revenues
HBB	$135,869	$127,574	$261,283	$241,728
KC	22,762	25,868	44,862	52,533
Eliminations	(690)	(466)	(1,571)	(1,003)
Total	$157,941	$152,976	$304,574	$293,258

Operating profit (loss)
HBB	$4,399	$5,164	$8,392	$5,946
KC	(3,834)	(3,008)	(8,138)	(6,287)
Eliminations	28	8	2	67
Total	$593	$2,164	$256	$(274)

Net income (loss)
HBB	$1,967	$3,195	$4,769	$3,884
KC	(2,900)	(1,970)	(6,538)	(4,113)
Eliminations	59	14	477	110
Total	$(874)	$1,239	$(1,292)	$(119)

NOTE 8— Income Taxes

On December 22, 2017, the U.S. federal government enacted the Tax Act, which significantly revises U.S. tax law. The Company’s effective income tax rate was 26.7% and 26.4% for the three and six months ended June 30, 2018, respectively, compared with 38.0% and 30.8% for the three and six months ended June 30, 2017, respectively, primarily due to the reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent during 2018.
Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides a measurement period of up to one year after the enactment date for companies to finalize the recognition of the income tax effects of the Tax Act. As a result of the Tax Act and pursuant to SAB 118, the Company recorded a provisional net tax charge of $4.7 million during the year ended December 31, 2017; however, there is still uncertainty as to the application of the Tax Act, in particular as it relates to state income taxes. Further, management has not yet completed the analysis of the amount of foreign earnings subject to U.S. income tax, and the portion of foreign earnings held in cash or other specified assets. No adjustments were recorded to the provisional amounts during the three and six months ending June 30, 2018.
The ultimate impact of the Tax Act may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions, additional regulatory guidance that may be issued, and the computation of state income taxes as there is uncertainty on conformity to the U.S. federal tax system following the Tax Act.
NOTE 9—Transfer of Financial Assets
The Company has entered into an arrangement with a financial institution to sell certain U.S. accounts receivable on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer.  Under this arrangement, the Company derecognized $38.8 million and $70.2 million of accounts receivable during the three and six months ending June 30, 2018, respectively, and $32.7 million and $62.4 million of accounts receivable during the three and six months ending June 30,

2017, respectively. The loss incurred on sold receivables in the consolidated results of operations for the three and six months ended June 30, 2018 and 2017 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

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

Selected consolidated results of Hamilton Beach Holding are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2018	2017	2018	2017
Revenues
HBB	$135,869	$127,574	$261,283	$241,728
KC	22,762	25,868	44,862	52,533
Eliminations	(690)	(466)	(1,571)	(1,003)
Total	$157,941	$152,976	$304,574	$293,258

Operating profit (loss)
HBB	$4,399	$5,164	$8,392	$5,946
KC	(3,834)	(3,008)	(8,138)	(6,287)
Eliminations	28	8	2	67
Total	$593	$2,164	$256	$(274)

Net income (loss)
HBB	$1,967	$3,195	$4,769	$3,884
KC	(2,900)	(1,970)	(6,538)	(4,113)
Eliminations	59	14	477	110
Total	$(874)	$1,239	$(1,292)	$(119)

The following table identifies, by segment, the components of change in Revenues, Operating profit (loss) and Net income (loss):

	Revenues	Operating profit (loss)	Net income (loss)
Consolidated results for the three months ended June 30, 2017	$152,976	$2,164	$1,239
Increase (decrease) from:
HBB	8,295	(765)	(1,228)
KC	(3,106)	(826)	(930)
Eliminations	(224)	20	45
Consolidated results for the three months ended June 30, 2018	$157,941	$593	$(874)

	Revenues	Operating profit (loss)	Net income (loss)
Consolidated results for the six months ended June 30, 2017	$293,258	$(274)	$(119)
Increase (decrease) from:
HBB	19,555	2,446	885
KC	(7,671)	(1,851)	(2,425)
Eliminations	(568)	(65)	367
Consolidated results for the six months ended June 30, 2018	$304,574	$256	$(1,292)

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

Capital Structure

Hamilton Beach Holding's consolidated capital structure at June 30, 2018 compared with both June 30, 2017 and December 31, 2017 is presented below:

June 30, 2018 Compared with June 30, 2017

	JUNE 30 2018	JUNE 30 2017	Change
Cash and cash equivalents	$1,962	$5,328	$(3,366)
Other net tangible assets	138,062	99,208	38,854
Goodwill and intangible assets, net	11,462	12,843	(1,381)
Net assets	151,486	117,379	34,107
Total debt	(105,476)	(54,276)	(51,200)
Total equity	$46,010	$63,103	$(17,093)
Debt to total capitalization	69.6%	46.2%	23.4%

June 30, 2018 Compared with December 31, 2017

	JUNE 30 2018	DECEMBER 31 2017	Change
Cash and cash equivalents	$1,962	$10,906	$(8,944)
Other net tangible assets	138,062	74,695	63,367
Goodwill and intangible assets, net	11,462	12,153	(691)
Net assets	151,486	97,754	53,732
Total debt	(105,476)	(51,346)	(54,130)
Total equity	$46,010	$46,408	$(398)
Debt to total capitalization	69.6%	52.5%	17.1%

The components of change are discussed below in "Segment Results".

OUTLOOK

In the current market environment and including the various factors noted in the HBB and KC segment outlooks, Hamilton Beach Holding expects second half and full-year 2018 consolidated net income to increase substantially over the same periods in 2017 primarily due to lower income tax expense and the absence of the provisional tax charges recorded in 2017. As a result of the Tax Act, Hamilton Beach Holding expects its effective income tax rate to be in the range of 26% to 28% in 2018.

SEGMENT RESULTS

Hamilton Beach Brands, Inc.

HBB’s business is seasonal and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.

Financial Review

Operating Results

Second Quarter of 2018 Compared with Second Quarter of 2017

The results of operations for HBB were as follows for the three months ended June 30:

	Three Months Ended June 30		% of Revenue
	2018	2017	2018	2017
Revenues	$135,869	$127,574	100.0%	100.0%
Cost of sales	105,421	100,446	77.6%	78.7%
Gross profit	30,448	27,128	22.4%	21.3%
Operating expenses (1)	26,049	21,964	19.2%	17.2%
Operating profit	4,399	5,164	3.2%	4.0%
Interest expense	846	383	0.6%	0.3%
Other, net, including interest income	851	(311)	0.6%	(0.2)%
Income before income tax provision	2,702	5,092	2.0%	4.0%
Income tax provision	735	1,897	0.5%	1.5%
Net income	$1,967	$3,195	1.4%	2.5%

Effective income tax rate	27.2%	37.3%
(1)Operating expenses include selling, general and administrative expenses, amortization of intangibles and (gain)/loss on sale of assets.

The following table identifies the components of change in revenues for the second quarter of 2018 compared with the second quarter of 2017:

Revenues
2017	$127,574
Increase (decrease) from:
Unit volume and product mix	7,871
Other	486
Foreign currency	(62)
2018	$135,869

Revenues increased $8.3 million, or 6.5%, during the second quarter of 2018 compared with the second quarter of 2017 primarily due to increased sales of new and higher-priced products, mainly in the U.S. consumer and Global commercial markets.

The following table identifies the components of change in operating profit for the second quarter of 2018 compared with the second quarter of 2017:

Operating Profit
2017	$5,164
Increase (decrease) from:
Selling, general and administrative expenses	(4,085)
Gross profit	2,732
Foreign currency	588
2018	$4,399

HBB's operating profit decreased $0.8 million in the second quarter of 2018 compared with the second quarter of 2017 primarily due to a $4.1 million increase in Selling, general and administrative expenses, which was partially offset by a $2.7 million increase in gross profit.

The increase in Selling, general and administrative expenses was primarily due to a $2.2 million increase in employee-related expenses and a $1.7 million increase in professional and outside service fees. The increase in employee-related expenses was mainly due to a $1.4 million increase in incentive compensation, which includes a $0.5 million non-cash adjustment driven by the 37% increase in the market price of HBBHC's stock during the second quarter of 2018. Professional and outside service fees increased mainly due to additional patent litigation expenses.

The improvement in gross margin, which was 22.4% in the second quarter of 2018 compared with 21.3% in the second quarter of 2017, was primarily due to increased sales of new and higher-margin products. A $0.8 million increase in warehouse and transportation costs, primarily resulting from higher sales volumes, partially offset the improvement in gross margin during the second quarter of 2018.

HBB's interest expense increased $0.5 million in the second quarter of 2018 compared with 2017 due to an increase in average borrowings outstanding and higher interest rates under HBB's revolving credit facility.

Other, net, including interest income, decreased $1.2 million primarily due to currency losses of $0.7 million in the second quarter of 2018 compared with currency gains of $0.2 million in the second quarter of 2017.

HBB's effective income tax rate decreased to 27.2% in the second quarter of 2018 from 37.3% in the second quarter of 2017 primarily due to a reduction in the U.S. federal corporate tax rate as a result of the Tax Act.

HBB recognized net income of $2.0 million in the second quarter of 2018 compared with $3.2 million in the second quarter of 2017. The decrease in net income is primarily due to the factors affecting operating profit, interest expense, other, net, including interest income and the change in the income tax provision.

First Six Months of 2018 Compared with First Six Months of 2017

The results of operations for HBB were as follows for the six months ended June 30:

	Six Months Ended June 30		% of Revenue
	2018	2017	2018	2017
Revenues	$261,283	$241,728	100.0%	100.0%
Cost of sales	203,131	191,985	77.7%	79.4%
Gross profit	58,152	49,743	22.3%	20.6%
Operating expenses (1)	49,760	43,797	19.0%	18.1%
Operating profit	8,392	5,946	3.2%	2.5%
Interest expense	1,368	763	0.5%	0.3%
Other, net, including interest income	522	(1,011)	0.2%	(0.4)%
Income before income tax provision	6,502	6,194	2.5%	2.6%
Income tax provision	1,733	2,310	0.7%	1.0%
Net income	$4,769	$3,884	1.8%	1.6%

Effective income tax rate	26.7%	37.3%
(1)Operating expenses include selling, general and administrative expenses, amortization of intangibles and (gain)/loss on sale of assets.

The following table identifies the components of change in revenues for the first six months of 2018 compared with the first six months of 2017:

Revenues
2017	$241,728
Increase (decrease) from:
Unit volume and product mix	17,800
Foreign currency	1,095
Other	660
2018	$261,283

Revenues increased $19.6 million, or 8.1%, during the first six months of 2018 compared with the first six months of 2017 primarily due to increased sales of new and higher-priced products, mainly in the U.S. consumer and Global commercial markets and higher sales volume in the International consumer market. Favorable currency movements also contributed to the increase in revenues as both the Canadian dollar and Mexican peso strengthened against the U.S. dollar.

The following table identifies the components of change in operating profit for the first six months of 2018 compared with the first six months of 2017:

Operating Profit
2017	$5,946
Increase (decrease) from:
Gross profit	7,240
Foreign currency	1,169
Selling, general and administrative expenses	(5,963)
2018	$8,392

HBB's operating profit increased $2.4 million for the first six months of 2018 compared with the first six months of 2017 primarily due to a $7.2 million increase in gross profit, partially offset by a $6.0 million increase in Selling, general and administrative expenses.

The improvement in gross margin, which was 22.3% for the six months ended June 30, 2018 compared with 20.6% for the six months ended June 30, 2017, was primarily due to increased sales of new and higher-margin products. A $1.6 million increase in warehouse and transportation costs, primarily resulting from higher sales volumes, partially offset the improvement in gross margin during the first six months of 2018.

The increase in Selling, general and administrative expenses was primarily due to a $3.8 million increase in employee-related expenses and a $2.4 million increase in professional and outside service fees. The increase in employee-related expenses was mainly due to a $1.9 million increase in incentive compensation in the first six months of 2018. Professional and outside service fees increased mainly due to patent litigation expenses.

HBB's interest expense increased $0.6 million for the first six months of 2018 compared with 2017 due to an increase in average borrowings outstanding and higher interest rates under HBB's revolving credit facility.

Other, net, including interest income, decreased $1.5 million primarily due to foreign currency losses of $0.3 million in the first six months of 2018 compared with foreign currency gains of $1.0 million in the first six months of 2017.

HBB's effective income tax rate decreased to 26.7% in the first six months of 2018 from 37.3% in the first six months of 2017 primarily due to a reduction in the U.S. federal corporate tax rate as a result of the Tax Act.

HBB recognized net income of $4.8 million in the first six months of 2018 compared with $3.9 million in the first six months of 2017. The increase in net income is primarily due to the factors affecting operating profit, interest expense, other, net, including interest income and the change in the income tax provision.

Liquidity and Capital Resources of HBB

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2018	2017	Change
Operating activities:
Net income	$4,769	$3,884	$885
Depreciation and amortization	2,014	1,926	88
Other	(1,378)	294	(1,672)
Working capital changes	(43,766)	(10,058)	(33,708)
Net cash used for operating activities	(38,361)	(3,954)	(34,407)

Investing activities:
Expenditures for property, plant and equipment	(4,354)	(1,939)	(2,415)
Other	—	21	(21)
Net cash used for investing activities	(4,354)	(1,918)	(2,436)

Cash flow before financing activities	$(42,715)	$(5,872)	$(36,843)

Net cash used for operating activities increased by $34.4 million in the first six months of 2018 compared with the first six months of 2017 primarily due to the changes in working capital. The change in working capital is attributable to a larger increase in inventory and less of a decrease in accounts payable during the first six months of 2018 compared with 2017, partially offset by a larger decrease in accounts receivable in the first six months of 2018 compared with 2017. The increase in inventory was primarily due to higher inventory levels in the first half of 2018 to support higher sales forecasts in both the first and second half of 2018. The changes in accounts payable and accounts receivable were mainly attributable to the timing of purchases and the timing of collections, respectively, during the first six months of 2018 compared with 2017.

	2018	2017	Change
Financing activities:
Net additions to revolving credit agreement	$44,980	$8,362	$36,618
Cash dividends paid to Hamilton Beach Holding	(2,327)	—	(2,327)
Net cash provided by financing activities	$42,653	$8,362	$34,291

The change in net cash provided by financing activities is primarily the result of increased borrowings under the revolving credit facility to fund working capital.

Financing Activities of HBB

HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $283.1 million as of June 30, 2018. At June 30, 2018, the borrowing base under the HBB Facility was $114.8 million and borrowings outstanding were $96.3 million. At June 30, 2018, the excess availability under the HBB Facility was $18.9 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective June 30, 2018, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.0% and 1.5%, respectively. The applicable margins, effective June 30, 2018, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 1.5%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility at June 30, 2018 was 3.5% including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $35.0 million at June 30, 2018 at a fixed interest rate of 1.5%. HBB also has delayed-start interest rate swaps with notional values totaling $10.0 million at June 30, 2018, with fixed rates of 1.7%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Under Amendment No. 6 to the HBB Facility, dividends to Hamilton Beach Holding are not to exceed $5.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $15.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At June 30, 2018, HBB was in compliance with all financial covenants in the HBB Facility.

HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

Contractual Obligations, Contingent Liabilities and Commitments

In the six months ended June 30, 2018, there were no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commitments, or the timing of cash flows in accordance with those obligations as reported on page 31 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 other than the increase in borrowings outstanding under the HBB Facility.

Capital Expenditures

Expenditures for property, plant and equipment were $4.4 million for the first six months of 2018 and are estimated to be an additional $5.3 million for the remainder of 2018. These planned capital expenditures are primarily for improvements to HBB’s information technology infrastructure, tooling for new products and distribution warehouse improvements. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at June 30, 2018 compared with both June 30, 2017 and December 31, 2017.

June 30, 2018 Compared with June 30, 2017

	JUNE 30 2018	JUNE 30 2017	Change
Cash and cash equivalents	$1,393	$4,876	$(3,483)
Other net tangible assets	120,543	78,252	42,291
Goodwill and intangible assets, net	11,462	12,843	(1,381)
Net assets	133,398	95,971	37,427
Total debt	(96,326)	(47,076)	(49,250)
Total equity	$37,072	$48,895	$(11,823)
Debt to total capitalization	72.2%	49.1%	23.1%

Other net tangible assets increased $42.3 million from June 30, 2017 primarily due to an increase in inventory and accounts receivable partially offset by an increase in accounts payable. Inventory increased primarily due to higher inventory levels in the first half of 2018 to support higher sales forecasts in both the first and second half of 2018. The changes in accounts payable and accounts receivable were primarily attributable to the timing of purchases and the timing of collections, respectively, during the first six months of 2018 compared with 2017.

Total debt increased $49.3 million to fund working capital.

June 30, 2018 Compared with December 31, 2017

	JUNE 30 2018	DECEMBER 31 2017	Change
Cash and cash equivalents	$1,393	$1,480	$(87)
Other net tangible assets	120,543	69,122	51,421
Goodwill and intangible assets, net	11,462	12,153	(691)
Net assets	133,398	82,755	50,643
Total debt	(96,326)	(51,346)	(44,980)
Total equity	$37,072	$31,409	$5,663
Debt to total capitalization	72.2%	62.0%	10.2%

Other net tangible assets increased $51.4 million from December 31, 2017 primarily due to increased inventory and decreases in accounts payable, accrued cooperative advertising and accrued payroll. These changes were partially offset by a decrease in accounts receivable. Inventory increased primarily due to higher inventory levels in the first half of 2018 to support higher sales forecasts in both the first and second half of 2018. The changes in accounts payable, accounts receivable, accrued payroll and accrued cooperative advertising were primarily attributable to the seasonality of the business.

Total debt increased $45.0 million to fund working capital.

OUTLOOK

Changing consumer buying patterns, including an increasing percentage of consumers who are purchasing housewares online, create both opportunities and uncertainty for the growth prospects of the small appliance category, individual retailers and industry participants. Overall, the U.S. consumer retail industry market for small kitchen appliances is expected to grow modestly in the remainder of 2018 compared with 2017, and the international and commercial markets in which Hamilton Beach participates are expected to continue to grow moderately.

HBB continues to concentrate on strengthening the consumer market position of its various product lines through product innovation, promotions, increased placements and branding programs. HBB will continue to leverage its strong brand portfolio by introducing new innovative products, as well as upgrades to certain existing products, such as its newest generation of the Hamilton Beach® FlexBrew® coffeemaker, across a wide range of brands, price points and categories in both the consumer and commercial marketplaces. HBB continues to pursue opportunities to create or add product lines and brands that can be distributed in high-end or specialty stores and on the internet, including new products under its CHI®-branded garment care line and Wolf Gourmet®-branded product line, both of which are generating incremental revenue. HBB also expects its growing Global Commercial business to benefit from broader distribution of several newer products, including its new Quantum® high-performance commercial blender and the Otto™ Juice Extractor. HBB's robust commercial and consumer product pipeline of new or enhanced products is expected to affect both revenues and operating profit positively in 2018 and in future periods.

As a result of the current market environment, new product introductions and strong promotions and placements anticipated in the second half of 2018 based on current customer commitments, HBB expects sales volumes and revenues to increase moderately in the second half of 2018 compared with the second half of 2017. As a result, HBB expects full-year 2018 revenues to increase moderately over 2017 provided consumer spending is at expected levels. Improvements in revenues are expected in all business divisions in the second half of 2018 and full year compared with the prior year periods. In addition, the overall improvement is expected to be slightly more than the anticipated market growth due to increased higher-priced, higher-margin product placements resulting from the execution of HBB's strategic initiatives, both domestically and internationally.

Operating profit in the second half of 2018 is expected to be moderately higher than in the second half of 2017 from sales of higher-margin products. The Company also expects to implement price increases to offset product cost increases. The tariffs enacted by the United States in July on imports from China are expected to impact only a small number of HBB products. HBB continues to closely monitor potential additional tariffs, commodity and other input costs, as well as currency effects, and intends to continue to adjust product prices and product placements as necessary and as market conditions permit. The improvements in the second half of 2018 are expected to result in an overall moderate improvement in full year operating profit compared with 2017.

As a result of the absence of the provisional charge that was recorded in 2017 for the Tax Act and a lower effective corporate income tax rate, net income is expected to be significantly higher in both the second half of 2018 and for the full year compared with the same periods in 2017.

Cash flow before financing activities is expected to be significantly higher in the second half of 2018 compared with the second half of 2017, resulting in an overall increase for full year 2018 compared with 2017. Capital expenditures are expected to be $9.7 million in 2018, of which $4.4 million was expended in the first half.

Longer term, HBB continues to work toward its goal of $750 million to $1 billion in sales from the successful implementation of its strategic revenue growth initiatives. As the Company moves toward the target sales levels, and taking into account the need to continue to make prudent investments in its strategic initiatives, operating margins are expected to increase over time as a result of leveraging fixed costs. The Company's strategic initiatives are focused on enhancing HBB's placements in the North American consumer business, enhancing sales in the e-commerce market, expanding its participation in the "only-the-best" market by investing in new products to be sold under the Wolf Gourmet®, Weston®, Hamilton Beach® Professional and CHI® brand names, expanding internationally in emerging growth markets, increasing its global commercial presence through enhanced global product lines for chains and distributors serving the global food service and hospitality markets, and leveraging its other strategic initiatives to drive category and channel expansion.

The Kitchen Collection, LLC

KC's business is seasonal, and a majority of its revenues and operating profit is typically earned in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.

At June 30, 2018, KC operated 199 stores compared with 209 stores at June 30, 2017 and 210 stores at December 31, 2017.

Financial Review

Operating Results

Second Quarter of 2018 Compared with Second Quarter of 2017

The results of operations for KC were as follows for the three months ended June 30:

	Three Months Ended June 30		% of Revenue
	2018	2017	2018	2017
Revenues	$22,762	$25,868	100.0%	100.0%
Cost of sales	12,385	14,173	54.4%	54.8%
Gross profit	10,377	11,695	45.6%	45.2%
Operating expenses (1)	14,211	14,703	62.4%	56.8%
Operating loss	(3,834)	(3,008)	(16.8)%	(11.6)%
Interest expense	80	79	0.4%	0.3%
Other, net, including interest income	8	14	—%	0.1%
Loss before income tax benefit	(3,922)	(3,101)	(17.2)%	(12.0)%
Income tax benefit	(1,022)	(1,131)	(4.5)%	(4.4)%
Net loss	$(2,900)	$(1,970)	(12.7)%	(7.6)%

Effective income tax rate	26.1%	36.5%
(1)Operating expenses include selling, general and administrative expenses and (gain)/loss on sale of assets.

The following table identifies the components of change in revenues for the second quarter of 2018 compared with the second quarter of 2017:

Revenues
2017	$25,868
Increase (decrease) from:
Comparable stores	(2,740)
Closed stores	(832)
New stores	454
Other	12
2018	$22,762

Revenues for the second quarter of 2018 decreased $3.1 million compared with the second quarter 2017 primarily due to a decline in comparable store sales and the loss of sales from the closure of underperforming stores since June 30, 2017. The decrease in comparable store sales was mainly attributable to a decline in customer traffic and a shift to lower-priced products, which resulted in a reduction in store transactions and a decrease in the average sales transaction value.

The following table identifies the components of change in operating loss for the second quarter of 2018 compared with the second quarter of 2017:

Operating Loss
2017	$(3,008)
(Increase) decrease from:
Comparable stores	(1,041)
New stores	(22)
Closed stores	227
Selling, general and administrative expenses and other	10
2018	$(3,834)

KC's operating loss increased $0.8 million in the second quarter of 2018 compared with the second quarter of 2017 primarily due to the decline in sales at comparable stores.

KC's effective income tax rate decreased to 26.1% in the second quarter of 2018 from 36.5% in the second quarter of 2017 primarily due to a reduction in the U.S. federal corporate tax rate as a result of the Tax Act.

KC recognized a net loss of $2.9 million in the second quarter of 2018 compared with a net loss of $2.0 million in the second quarter of 2017. The increase in the net loss is primarily due to the factors affecting the operating loss and the change in the income tax benefit.

First Six Months of 2018 Compared with First Six Months of 2017

The results of operations for KC were as follows for the six months ended June 30:

	Six Months Ended June 30		% of Revenue
	2018	2017	2018	2017
Revenues	$44,862	$52,533	100.0%	100.0%
Cost of sales	24,370	28,935	54.3%	55.1%
Gross profit	20,492	23,598	45.7%	44.9%
Operating expenses (1)	28,630	29,885	63.8%	56.9%
Operating loss	(8,138)	(6,287)	(18.1)%	(12.0)%
Interest expense	102	114	0.2%	0.2%
Other, net, including interest income	20	32	—%	0.1%
Loss before income tax benefit	(8,260)	(6,433)	(18.4)%	(12.2)%
Income tax benefit	(1,722)	(2,320)	(3.8)%	(4.4)%
Net loss	$(6,538)	$(4,113)	(14.6)%	(7.8)%

Effective income tax rate	20.8%	36.1%
(1)Operating expenses include selling, general and administrative expenses and (gain)/loss on sale of assets.

The following table identifies the components of change in revenues for the first six months of 2018 compared with the first six months of 2017:

Revenues
2017	$52,533
Increase (decrease) from:
Comparable stores	(6,788)
Closed stores	(1,833)
Other	(17)
New stores	967
2018	$44,862

Revenues for the first six months of 2018 decreased $7.7 million compared with the first six months of 2017 primarily due to a decline in comparable store sales and the loss of sales from the closure of underperforming stores since June 30, 2017. The decrease in comparable store sales was mainly attributable to a decline in customer traffic and a shift to lower-priced products, which resulted in a reduction in store transactions and a decrease in the average sales transaction value. These decreases were partially offset by sales at newly opened stores since June 30, 2017.

The following table identifies the components of change in operating loss for the first six months of 2018 compared with the first six months of 2017:

Operating Loss
2017	$(6,287)
(Increase) decrease from:
Comparable stores	(2,546)
Closed stores	420
Selling, general and administrative expenses and other	233
New stores	42
2018	$(8,138)

KC's operating loss increased $1.9 million in the first six months of 2018 compared with the first six months of 2017 primarily due to the decline in sales at comparable stores.

KC's effective income tax rate decreased to 20.8% in the first six months of 2018 from 36.1% in the first six months of 2017 primarily due to a reduction in the U.S. federal corporate tax rate as a result of the Tax Act.

KC recognized a net loss of $6.5 million in the first six months of 2018 compared with a net loss of $4.1 million in the first six months of 2017. The increase in the net loss is primarily due to the factors affecting the operating loss and the change in the income tax benefit.

Liquidity and Capital Resources of KC

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2018	2017	Change
Operating activities:
Net loss	$(6,538)	$(4,113)	$(2,425)
Depreciation and amortization	549	556	(7)
Other	(393)	106	(499)
Working capital changes	(11,422)	(8,856)	(2,566)
Net cash used for operating activities	(17,804)	(12,307)	(5,497)

Investing activities:
Expenditures for property, plant and equipment	(201)	(460)	259
Other	6	—	6
Net cash used for investing activities	(195)	(460)	265

Cash flow before financing activities	$(17,999)	$(12,767)	$(5,232)

The $5.5 million change in net cash used for operating activities was primarily the result of changes in working capital and a change in the net loss in the first six months of 2018 compared with the first six months of 2017. The change in working capital is attributable to an increase in inventory during the first six months of 2018 compared with a decrease in inventory during the first six months of 2017, which was partially offset by a larger decrease in accounts payable during the first six months of 2017 compared to the first six months of 2018. The changes in inventory are primarily due to the seasonality of the business and fewer stores. The decrease in accounts payable was mainly the result of the timing of inventory purchases.

	2018	2017	Change
Financing activities:
Net additions to revolving credit agreement	$9,150	$7,200	$1,950
Cash dividends paid to NACCO	—	(3,000)	3,000
Net cash provided by financing activities	$9,150	$4,200	$4,950

The change in net cash provided by financing activities was primarily the result of cash dividends paid to NACCO during the first six months of 2017 which were funded by the revolving credit agreement.

Financing Activities of KC

KC has a $20.0 million secured revolving line of credit that expires in October 2022 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $38.3 million as of June 30, 2018. At June 30, 2018, the borrowing base under the KC Facility was $15.3 million and borrowings outstanding under the KC Facility were $9.2 million. At June 30, 2018, the excess availability under the KC Facility was $6.2 million.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75% as of June 30, 2018. The KC Facility also requires a fee of 0.25% per annum on the unused commitment.

The KC Facility allows for the payment of dividends to Hamilton Beach Holding, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $10.0 million after giving effect to such payment. At June 30, 2018, KC was in compliance with all financial covenants in the KC Facility.

KC believes funds available from cash on hand, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the KC Facility.

Contractual Obligations, Contingent Liabilities and Commitments

In the six months ended June 30, 2018, there have been no significant changes in the total amount of KC's contractual obligations, contingent liabilities or commitments, or the timing of cash flows in accordance with those obligations as reported on page 38 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Capital Expenditures

Expenditures for property, plant and equipment were $0.2 million for the first six months of 2018 and are estimated to be an additional $0.3 million for the remainder of 2018. These planned capital expenditures are primarily for improvements to KC’s information technology infrastructure, store remodels and store fixtures. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at June 30, 2018 compared with both June 30, 2017 and December 31, 2017.

June 30, 2018 Compared with June 30, 2017

	JUNE 30 2018	JUNE 30 2017	Change
Cash and cash equivalents	$569	$443	$126
Other net tangible assets	17,163	21,039	(3,876)
Net assets	17,732	21,482	(3,750)
Total debt	(9,150)	(7,200)	(1,950)
Total equity	$8,582	$14,282	$(5,700)
Debt to total capitalization	51.6%	33.5%	18.1%

The $3.9 million decrease in other net tangible assets at June 30, 2018 compared with June 30, 2017 was primarily due to a decrease in inventory, due to fewer stores at June 30, 2018 compared with June 30, 2017, partially offset by a decrease in accounts payable. The decrease in accounts payable is due to the timing of inventory purchases.

June 30, 2018 Compared with December 31, 2017

	JUNE 30 2018	DECEMBER 31 2017	Change
Cash and cash equivalents	$569	$9,419	$(8,850)
Other net tangible assets	17,163	5,702	11,461
Net assets	17,732	15,121	2,611
Total debt	(9,150)	—	(9,150)
Total equity	$8,582	$15,121	$(6,539)
Debt to total capitalization	51.6%	(a)	(a)
(a) Debt to total capitalization is not meaningful as KC had no outstanding debt at December 31, 2017.

The increase of $11.5 million in other net tangible assets at June 30, 2018 compared with December 31, 2017 was primarily due to a decrease in accounts payable and an increase in inventory. The decrease in accounts payable is due to the timing of inventory purchases and the increase in inventory is due to higher inventory levels to support sales forecasts in the second half of 2018.

OUTLOOK

The retail environment at physical store locations continues to be unfavorably impacted by changing consumer shopping patterns, which have led to declining customer traffic to physical locations and reductions in the number of in-store transactions as an increasing number of products are bought over the internet. KC expects these trends to continue to reduce its target consumers' spending on housewares and small appliances in mall locations. Given this market environment, KC continues to focus on optimizing its store count and expense structure for current foot traffic trends.

Over the past several years, the pace of Kitchen Collection® store closings has increased. During the first half of 2018, KC closed 12 stores. Currently, approximately 75% of KC's store portfolio is in outlet mall locations and 25% is in traditional malls. KC plans to continue to aggressively manage its store portfolio through natural lease expirations and ongoing renegotiations of rent commitments. By the end of 2018, KC expects the average lease duration to be 12 months or less for approximately 70% of its stores, which provides flexibility to cost-effectively optimize its store portfolio over time to a smaller core group of 100 to 150 profitable stores in more favorable outlet mall locations. If KC cannot reach acceptable terms with its landlords as leases come up for renewal in the remainder of 2018 and in future periods, and if sales at certain stores continue to deteriorate and necessitate early lease terminations, the pace of store closings could increase.

As a result of reduced traffic and the reduction in store count, KC expects revenues to continue to decline moderately in the second half of 2018 compared with the second half of 2017, with full-year 2018 revenues expected to decrease compared with 2017.

KC plans to continue to focus on maintaining strong gross margins, controlling operating expenses and optimizing working capital. Operating profit in the second half of 2018 is expected to be comparable with the second half of 2017, provided foot traffic does not deteriorate further. While the benefit of the lower effective income tax rate on pre-tax income is expected to result in an increase in net income in the second half of 2018, this improvement is not expected to offset the substantial net loss realized in the first half of the year. Without an increase in store traffic, KC expects the full-year 2018 operating and net losses to be significantly higher than in 2017.

Cash flow before financing activities is expected to result in a substantial use of cash in 2018 due to forecasted working capital changes and the anticipated higher net loss. Capital expenditures are expected to be approximately $0.5 million in 2018, of which $0.2 million was expended in the first half of 2018.

KC aims to provide consumers with highly desirable products at affordable prices and believes its smaller core store portfolio will be well positioned to meet consumers' needs. KC's continued focus on increasing the average sale per transaction, the average sale closure rate and the number of items per transaction through the continued refinement of its format and enhancing the customers' store experience is expected to improve the company's performance. This focus on the customer's experience, in combination with improved product offerings, a focus on sales of higher-margin products, merchandise mix and displays, closure of underperforming stores and optimizing the expense structure are expected to contribute to improvements in operating results over time.

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

KC: (1) decreased levels of consumer visits to brick and mortar stores, (2) increased competition, including through online channels, (3) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® stores, (4) the ability to renegotiate existing leases and effectively and efficiently close under-performing stores, and the anticipated impact of the opening of new stores, (5) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (6) changes in costs of inventory, including transportation costs, (7) delays in delivery or the unavailability of inventory, (8) customer acceptance of new products, (9) changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which KC buys, operates and/or sells products, and (10) the actual impact of the Tax Act may affect future earnings as the amounts reflected in the fourth quarter of 2017 were preliminary estimates and exact amounts will not be determined until a later date, and there may be other judicial or regulatory interpretations of the Tax Act that may also impact these estimates and future financial results.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its receivables. The fair value of the Company's interest rate swap agreements was a receivable of $1.6 million at June 30, 2018. A hypothetical 10% decrease in interest rates would cause a decrease of $0.2 million in the fair value of interest rate swap agreements and the resulting fair value would be a receivable of $1.4 million. Additionally, a hypothetical 10% increase in interest rates would not have a material impact to the Company's interest expense of $1.5 million at June 30, 2018.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a receivable of $0.5 million at June 30, 2018. Assuming a hypothetical 10% weakening of the U.S. dollar at June 30, 2018, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.2 million compared with its fair value at June 30, 2018.

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

Changes in internal control over financial reporting: During the second quarter of 2018, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes to the risk factors for Hamilton Beach Holding, HBB, or KC from the Company's Annual Report on Form 10-K for the year ended December 31, 2017, except for the following, which should be read in conjunction with the risk factors in such Annual Report on Form 10-K.

US Government trade actions could have a material adverse effect on Hamilton Beach Brands Holding Company’s business, financial position, and results of operation.

On March 8, 2018, the President of the United States issued a Proclamation to indefinitely impose a 25 percent tariff on certain imported steel products and a 10 percent tariff on certain imported aluminum products under Section 232 of the Trade Expansion Act of 1962. On March 22, 2018 the President of the United States announced his decisions on the actions that the U.S. government will take based on the findings of an investigation under Section 301 of the Trade Act of 1974. Subsequently in July 2018, the Trump Administration began imposing a 25 percent tariff on approximately $50 billion worth of imports from China. Also in July 2018, the United States Trade Representative announced a proposal to increase the tariff on additional products of Chinese origin by 10%. The outcome of final actions under Section 301 and related developments remains uncertain. These tariffs, along with any additional tariffs or other trade actions that may be implemented, may increase the cost of certain materials and/or products that we import from China, thereby adversely affecting our profitability. These actions could require us to raise our prices, which could decrease demand for our products. As a result, these actions, including potential retaliatory measures by China, may adversely impact our business. Given the uncertainty regarding the scope and duration of these trade actions by the United States or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1
Amendment No. 6 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc., as Parent, and Weston Brands, LLC, as US Borrowers, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated May 14, 2018.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	August 1, 2018	/s/ James. H. Taylor
James H. Taylor
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)