Form 10-Q
period 2018-09-30
Hamilton Beach Brands Holding Co
filed 2018-10-30
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at October 26, 2018: 9,249,846
Number of shares of Class B Common Stock outstanding at October 26, 2018: 4,462,920

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2018	DECEMBER 31 2017	SEPTEMBER 30 2017
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2,139	$10,906	$3,113
Accounts receivable, net	121,660	114,100	93,019
Inventories	183,831	134,744	162,891
Prepaid expenses and other	12,789	8,835	9,413
Total current assets	320,419	268,585	268,436
Property, plant and equipment, net	23,309	19,083	17,633
Goodwill	6,253	6,253	6,253
Other intangibles, net	4,864	5,900	6,245
Deferred income taxes	10,450	12,825	19,409
Deferred costs	10,306	10,466	8,494
Other non-current assets	3,322	3,121	2,879
Total assets	$378,923	$326,233	$329,349
LIABILITIES AND EQUITY
Accounts payable	$143,955	$143,012	$136,689
Accounts payable to NACCO Industries, Inc.	2,480	9,189	9,996
Revolving credit agreements	69,883	31,346	35,462
Accrued payroll	16,575	17,302	14,791
Accrued cooperative advertising	8,950	11,418	8,900
Other current liabilities	27,790	18,679	18,252
Total current liabilities	269,633	230,946	224,090
Revolving credit agreements	30,000	20,000	45,000
Other long-term liabilities	24,840	28,879	27,960
Total liabilities	324,473	279,825	297,050
Stockholders' equity
Preferred stock, par value $0.01 per share, 5 million shares authorized, no shares outstanding as of September 30, 2018, December 31, 2017, and September 30, 2017	—	—	—
Class A Common stock, par value $0.01 per share, 70 million shares authorized, 9,238,410 shares outstanding, (8,865,207 shares outstanding as of December 31, 2017 and 6,836,716 shares outstanding as of September 30, 2017)	92	88	68
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis, 30 million shares authorized, 4,465,416 shares outstanding, (4,808,225 shares outstanding as of December 31, 2017 and 6,836,716 shares outstanding as of September 30, 2017)	45	48	68
Capital in excess of par value	51,366	47,773	47,773
Retained earnings	17,031	12,603	—
Accumulated other comprehensive loss	(14,084)	(14,104)	(15,610)
Total stockholders' equity	54,450	46,408	32,299
Total liabilities and equity	$378,923	$326,233	$329,349

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenues	$196,901	$181,713	$501,475	$474,971
Cost of sales	146,550	133,586	372,478	353,436
Gross profit	50,351	48,127	128,997	121,535
Operating expenses
Selling, general and administrative expenses	39,003	40,351	116,702	113,343
Amortization of intangible assets	345	346	1,036	1,036
	39,348	40,697	117,738	114,379
Operating profit	11,003	7,430	11,259	7,156
Other (income) expense
Interest expense	1,059	423	2,529	1,300
Other, net, including interest income	(276)	40	266	(939)
	783	463	2,795	361
Income before income tax provision	10,220	6,967	8,464	6,795
Income tax provision	2,176	2,708	1,712	2,655
Net income	$8,044	$4,259	$6,752	$4,140

Basic and diluted earnings per share	$0.59	$0.31	$0.49	$0.30

Basic weighted average shares outstanding	13,704	13,673	13,694	13,673

Diluted weighted average shares outstanding	13,713	13,673	13,697	13,673

Cash Dividends on Class A Common and Class B Common per share	$0.085	$—	$0.255	$—

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2018	2017	2018	2017
	(In thousands)
Net income	$8,044	$4,259	$6,752	$4,140
Foreign currency translation adjustment	1,257	(18)	1,282	1,725
Loss on intra-entity foreign currency transactions, net of $66 tax expense and $29 tax benefit in the three and nine months ended September 30, 2018, respectively.	(53)	—	(1,066)	—
Current period cash flow hedging activity, net of $124 tax benefit and $125 tax expense in the three and nine months ended September 30, 2018, respectively, and $21 and $390 tax benefit in the three and nine months ended September 30, 2017, respectively.	(301)	(72)	452	(931)
Reclassification of hedging activities into earnings, net of $41 tax expense and $36 tax benefit in the three and nine months ended September 30, 2018, respectively, and $13 and $42 tax expense in the three and nine months ended September 30, 2017, respectively.	(102)	(35)	105	(116)
Reclassification of pension adjustments into earnings, net of $37 and $125 tax benefit in the three and nine months ended September 30, 2018, respectively, and $53 and $155 tax benefit in the three and nine months ended September 30, 2017, respectively.	115	62	415	213
Total other comprehensive income (loss)	916	(63)	1,188	891
Comprehensive income	$8,960	$4,196	$7,940	$5,031

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2018	2017
	(In thousands)
Operating activities
Net income	$6,752	$4,140
Adjustments to reconcile from net income to net cash used for operating activities:
Depreciation and amortization	3,775	3,709
Deferred income taxes	1,900	(1,905)
Other	448	(1,154)
Working capital changes:
Affiliates payable	(6,709)	(513)
Accounts receivable	(7,560)	11,053
Inventories	(49,087)	(34,476)
Other current assets	(3,954)	149
Accounts payable	943	15,421
Other liabilities	6,912	(4,124)
Net cash used for operating activities	(46,580)	(7,700)

Investing activities
Expenditures for property, plant and equipment	(7,240)	(4,366)
Other	7	21
Net cash used for investing activities	(7,233)	(4,345)

Financing activities
Net additions to revolving credit agreements	48,538	41,747
Cash dividends to NACCO Industries, Inc.	—	(38,000)
Cash dividends on Class A Common and Class B Common	(3,492)	—
Net cash provided by financing activities	45,046	3,747

Effect of exchange rate changes on cash	—	71

Cash and cash equivalents
Decrease for the period	(8,767)	(8,227)
Balance at the beginning of the period	10,906	11,340
Balance at the end of the period	$2,139	$3,113

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total Stockholders' Equity
	(In thousands)
Balance, January 1, 2017	$—	$—	$75,031	$6,738	$(8,623)	$616	$(8,494)	$65,268
Issuance of common stock, net of conversions	68	68	(136)					—
Net income			—	4,140	—	—	—	4,140
Cash dividends to NACCO Industries, Inc.	—	—	(27,122)	(10,878)	—	—	—	(38,000)
Current period other comprehensive income (loss)	—	—	—	—	1,725	(931)	—	794
Reclassification adjustment to net income (loss)	—	—	—	—	—	(116)	213	97
Balance, September 30, 2017	$68	$68	$47,773	$—	$(6,898)	$(431)	$(8,281)	$32,299

Balance, January 1, 2018	$88	$48	$47,773	$12,603	$(7,934)	$508	$(6,678)	$46,408
Issuance of common stock, net of conversions	4	(3)	767	—	—	—	—	768
Net income	—	—	—	6,752	—	—	—	6,752
Share-based compensation expense	—	—	2,826	—	—	—	—	2,826
Cash dividends on Class A Common and Class B Common: $0.255 per share	—	—	—	(3,492)	—	—	—	(3,492)
Reclassification due to adoption of ASU 2018-02	—	—	—	1,168	—	118	(1,286)	—
Current period other comprehensive income	—	—	—	—	216	452	—	668
Reclassification adjustment to net income	—	—	—	—	—	105	415	520
Balance, September 30, 2018	$92	$45	$51,366	$17,031	$(7,718)	$1,183	$(7,549)	$54,450

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

On September 29, 2017, NACCO Industries, Inc. ("NACCO"), Hamilton Beach Holding's former parent company, spun-off the Company to NACCO stockholders. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, received one share of Hamilton Beach Holding Class A common stock and one share of Hamilton Beach Holding Class B common stock for each share of NACCO Class A or Class B common stock. In accordance with applicable authoritative accounting guidance, the Company accounted for the spin-off from NACCO based on the historical carrying value of assets and liabilities. As a result of the distribution of one share of Hamilton Beach Holding Class A common stock and one share of Hamilton Beach Holding Class B common stock for each share of NACCO Class A or NACCO Class B common stock, the earnings per share amounts for the Company for the three and nine months ended September 30, 2017 have been calculated based upon the number of shares distributed in the spin-off. NACCO did not receive any proceeds from the spin-off.

Basis of Presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2018 and the results of its operations, comprehensive income (loss), cash flows and changes in equity for the nine months ended September 30, 2018 and 2017 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2018. The HBB and KC businesses are seasonal and a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday-selling season. For further information regarding seasonality of these businesses, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

•
License revenues - From time to time, the Company enters into exclusive and non-exclusive licensing agreements which grant the right to use certain of the Company’s intellectual property (IP) in connection with designing, manufacturing, distributing, advertising, promoting and selling the licensees’ products during the term of the agreement. The IP that is licensed generally consists of trademarks, tradenames, trade dress, and/or logos (the “Licensed IP”). In exchange for granting the right to use the Licensed IP, the Company receives a royalty payment, which is a function of (1) the total net sales of products that use the Licensed IP and (2) the royalty percentage that is stated in the licensing agreement. The Company recognizes revenue at the later of when the subsequent sales occur or satisfying the performance obligation (over time).

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

HBB’s warranty program to the consumer consists generally of an assurance-type limited warranty lasting for varying periods of up to ten years for electric appliances, with the majority of products having a warranty of one year.  There is no guarantee to the customer as HBB may repair or replace, at its option, those products returned under warranty.  Accordingly, the Company determined that no separate performance obligation exists.

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

The following table presents the Company's revenues on a disaggregated basis for the three and nine months ending:

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30, 2018			SEPTEMBER 30, 2018
	HBB	KC	Consolidated (1)	HBB	KC	Consolidated (1)
Type of good or service:
Products	$171,346	$25,884	$195,783	$430,941	$70,746	$498,669
Licensing	1,118	—	1,118	2,806	—	2,806
Total revenues	$172,464	$25,884	$196,901	$433,747	$70,746	$501,475
(1) Includes the required intercompany eliminations between HBB and KC.
NOTE 4—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2018	DECEMBER 31 2017	SEPTEMBER 30 2017
Sourced inventories - HBB	$155,744	$111,493	$133,018
Retail inventories - KC	28,087	23,251	29,873
Total inventories	$183,831	$134,744	$162,891

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	September 30, 2018
Assets:
Interest rate swap agreements	$1,708	$—	$1,708	$—
Foreign currency exchange contracts	29	—	29	—
	$1,737	$—	$1,737	$—

Liabilities:
Foreign currency exchange contracts	$310	$—	$310	$—
	$310	$—	$310	$—

	December 31, 2017
Assets:
Interest rate swap agreements	$894	$—	$894	$—
Foreign currency exchange contracts	245	—	245	—
	$1,139	$—	$1,139	$—

Liabilities:
Foreign currency exchange contracts	$93	$—	$93	$—
	$93	$—	$93	$—

	September 30, 2017
Assets:
Interest rate swap agreements	$603	$—	$603	$—
	$603	$—	$603	$—

Liabilities:
Foreign currency exchange contracts	$694	$—	$694	$—
	$694	$—	$694	$—

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency and interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on exchange rates and interest rates, respectively.

At September 30, 2018, December 31, 2017, and September 30, 2017, there were no transfers into or out of Levels 1, 2 or 3.

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

At September 30, 2018, December 31, 2017 and September 30, 2017, HBB had accrued undiscounted obligations of $8.6 million, $8.9 million and $9.0 million, respectively, for environmental investigation and remediation activities. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $5.2 million related to the environmental investigation and remediation at these sites.

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

	THREE MONTHS		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2018	2017	2018	2017
Revenues
HBB	$172,464	$153,592	$433,747	$395,320
KC	25,884	28,644	70,746	81,177
Eliminations	(1,447)	(523)	(3,018)	(1,526)
Total	$196,901	$181,713	$501,475	$474,971

Operating profit (loss)
HBB (a)	$13,446	$9,001	$21,838	$14,947
KC	(2,407)	(1,581)	(10,545)	(7,868)
Eliminations	(36)	10	(34)	77
Total	$11,003	$7,430	$11,259	$7,156

Net income (loss)
HBB (a)	$10,174	$5,245	$14,943	$9,129
KC	(1,938)	(1,155)	(8,476)	(5,268)
Eliminations	(192)	169	285	279
Total	$8,044	$4,259	$6,752	$4,140

(a) HBB's operating profit and net income includes the recognition of one-time transaction-related expenses of $2.5 million related to the spin-off in the three and nine months ended September 30, 2017.

NOTE 8— Income Taxes

On December 22, 2017, the U.S. federal government enacted the Tax Act, which significantly revises U.S. tax law. The Company’s effective income tax rate was 21.3% and 20.2% for the three and nine months ended September 30, 2018, respectively, compared with 38.9% and 39.1% for the three and nine months ended September 30, 2017, respectively, primarily due to a reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent during 2018 and the effect of non-deductible spin-off related expenses recognized in the three and nine months ended September 30, 2017.
Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides a measurement period of up to one year after the enactment date for companies to finalize the recognition of the income tax effects of the Tax Act. As a result of the Tax Act and pursuant to SAB 118, the Company recorded a provisional net tax charge of $4.7 million during the year ended December 31, 2017; however, there is still uncertainty as to the application of the Tax Act, in particular as it relates to state income taxes. No material adjustments were recorded to the provisional amounts during the three and nine months ending September 30, 2018.

The ultimate impact of the Tax Act may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions, additional regulatory guidance that may be issued, and the computation of state income taxes as there is uncertainty on conformity to the U.S. federal tax system following the Tax Act.

NOTE 9—Transfer of Financial Assets
The Company has entered into an arrangement with a financial institution to sell certain U.S. accounts receivable on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer.  Under this arrangement, the Company derecognized $37.0 million and $107.2 million of accounts receivable during the three and nine months ending September 30, 2018, respectively, and $36.2 million and $98.6 million of accounts receivable during the three and nine months ending September 30, 2017, respectively. The loss incurred on sold receivables in the consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

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
On September 29, 2017, NACCO Industries, Inc. ("NACCO"), Hamilton Beach Holding's former parent company, spun-off the Company to NACCO stockholders. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, received one share of Hamilton Beach Holding Class A common stock and one share of Hamilton Beach Holding Class B common stock for each share of NACCO Class A or Class B common stock. In accordance with applicable authoritative accounting guidance, the Company accounted for the spin-off from NACCO based on the historical carrying value of assets and liabilities. As a result of the distribution of one share of Hamilton Beach Holding Class A common stock and one share of Hamilton Beach Holding Class B common stock for each share of NACCO Class A or NACCO Class B common stock, the earnings per share amounts for the Company for the three and nine months ended September 30, 2017 have been calculated based upon the number of shares distributed in the spin-off. NACCO did not receive any proceeds from the spin-off.
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

Selected consolidated results of Hamilton Beach Holding are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2018	2017	2018	2017
Revenues
HBB	$172,464	$153,592	$433,747	$395,320
KC	25,884	28,644	70,746	81,177
Eliminations	(1,447)	(523)	(3,018)	(1,526)
Total	$196,901	$181,713	$501,475	$474,971

Operating profit (loss)
HBB	$13,446	$9,001	$21,838	$14,947
KC	(2,407)	(1,581)	(10,545)	(7,868)
Eliminations	(36)	10	(34)	77
Total	$11,003	$7,430	$11,259	$7,156

Net income (loss)
HBB	$10,174	$5,245	$14,943	$9,129
KC	(1,938)	(1,155)	(8,476)	(5,268)
Eliminations	(192)	169	285	279
Total	$8,044	$4,259	$6,752	$4,140

The following table identifies, by segment, the components of change in Revenues, Operating profit and Net income:

	Revenues	Operating profit	Net income
Consolidated results for the three months ended September 30, 2017	$181,713	$7,430	$4,259
Increase (decrease) from:
HBB	18,872	4,445	4,929
KC	(2,760)	(826)	(783)
Eliminations	(924)	(46)	(361)
Consolidated results for the three months ended September 30, 2018	$196,901	$11,003	$8,044

	Revenues	Operating profit	Net income
Consolidated results for the nine months ended September 30, 2017	$474,971	$7,156	$4,140
Increase (decrease) from:
HBB	38,427	6,891	5,814
KC	(10,431)	(2,677)	(3,208)
Eliminations	(1,492)	(111)	6
Consolidated results for the nine months ended September 30, 2018	$501,475	$11,259	$6,752

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

Capital Structure

Hamilton Beach Holding's consolidated capital structure at September 30, 2018 compared with both September 30, 2017 and December 31, 2017 is presented below:

September 30, 2018 Compared with September 30, 2017

	SEPTEMBER 30 2018	SEPTEMBER 30 2017	Change
Cash and cash equivalents	$2,139	$3,113	$(974)
Other net tangible assets	141,077	97,150	43,927
Goodwill and intangible assets, net	11,117	12,498	(1,381)
Net assets	154,333	112,761	41,572
Total debt	(99,883)	(80,462)	(19,421)
Total equity	$54,450	$32,299	$22,151
Debt to total capitalization	64.7%	71.4%	(6.7)%

September 30, 2018 Compared with December 31, 2017

	SEPTEMBER 30 2018	DECEMBER 31 2017	Change
Cash and cash equivalents	$2,139	$10,906	$(8,767)
Other net tangible assets	141,077	74,695	66,382
Goodwill and intangible assets, net	11,117	12,153	(1,036)
Net assets	154,333	97,754	56,579
Total debt	(99,883)	(51,346)	(48,537)
Total equity	$54,450	$46,408	$8,042
Debt to total capitalization	64.7%	52.5%	12.2%

The components of change are discussed below in "Segment Results".

OUTLOOK

In the current market environment and including the various factors noted in the HBB and KC segments' outlooks, the Company expects fourth-quarter and full-year 2018 consolidated net income to increase substantially over the same periods in 2017, including the effect of lower income tax expense and the absence of the provisional tax charges recorded in 2017. As a result of the Tax Act, the Company expects its effective income tax rate to be in the range of 24% to 26% in 2018. In 2019, the Company expects consolidated net income to increase compared with 2018.

SEGMENT RESULTS

Hamilton Beach Brands, Inc.

HBB’s business is seasonal and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.

Financial Review

Operating Results

Third Quarter of 2018 Compared with Third Quarter of 2017

The results of operations for HBB were as follows for the three months ended September 30:

	Three Months Ended September 30		% of Revenue
	2018	2017	2018	2017
Revenues	$172,464	$153,592	100.0%	100.0%
Cost of sales	134,082	118,569	77.7%	77.2%
Gross profit	38,382	35,023	22.3%	22.8%
Operating expenses (1)(2)	24,936	26,022	14.5%	16.9%
Operating profit	13,446	9,001	7.8%	5.9%
Interest expense	944	343	0.5%	0.2%
Other, net, including interest income	(283)	26	(0.2)%	—%
Income before income tax provision	12,785	8,632	7.4%	5.6%
Income tax provision	2,611	3,387	1.5%	2.2%
Net income	$10,174	$5,245	5.9%	3.4%

Effective income tax rate	20.4%	39.2%
(1)Operating expenses include selling, general and administrative expenses, amortization of intangibles and (gain) loss on sale of assets.
(2)In connection with the spin-off, HBB recognized one-time transaction-related expenses of $2.5 million in the third quarter of 2017.

The following table identifies the components of change in revenues for the third quarter of 2018 compared with the third quarter of 2017:

Revenues
2017	$153,592
Increase (decrease) from:
Unit volume and product mix	18,164
Average Sales Price	2,265
Foreign currency	(1,557)
2018	$172,464

Revenues increased $18.9 million, or 12.3%, during the third quarter of 2018 compared with the third quarter of 2017 primarily due to higher sales volume in all markets, but primarily in the U.S. and International consumer markets.

The following table identifies the components of change in operating profit for the third quarter of 2018 compared with the third quarter of 2017:

Operating Profit
2017	$9,001
Increase (decrease) from:
Gross profit	3,317
Selling, general and administrative expenses	1,087
Foreign currency	41
2018	$13,446

HBB's operating profit increased $4.4 million in the third quarter of 2018 compared with the third quarter of 2017 primarily due to a $3.3 million increase in gross profit and a $1.1 million decrease in selling, general and administrative expenses.

Gross profit increased mainly as a result of higher sales volumes, partially offset by increased warehouse and transportation expenses and higher product costs.

The decrease in selling, general and administrative expenses was mainly attributable to the absence of $2.5 million of one-time costs incurred in the prior year to effect the spin-off from NACCO, partially offset by an increase of $1.4 million in professional and outside services fees, primarily due to patent litigation expenses.

HBB's interest expense increased $0.6 million in the third quarter of 2018 compared with the third quarter of 2017 due to an increase in average borrowings outstanding under HBB's revolving credit facility and higher average interest rates.

Other, net, including interest income, increased $0.3 million primarily due to currency gains in the third quarter of 2018 compared with the third quarter of 2017.

HBB's effective income tax rate decreased to 20.4% in the third quarter of 2018 from 39.2% in the third quarter of 2017 primarily due to a reduction in the U.S. federal corporate tax rate as a result of the Tax Act and the absence of non-deductible spin-off related expenses incurred in the third quarter of 2017.

As a result of the factors discussed above, HBB's net income increased to $10.2 million in the third quarter of 2018 compared with net income of $5.2 million in the third quarter of 2017.

First Nine Months of 2018 Compared with First Nine Months of 2017

The results of operations for HBB were as follows for the nine months ended September 30:

	Nine Months Ended September 30		% of Revenue
	2018	2017	2018	2017
Revenues	$433,747	$395,320	100.0%	100.0%
Cost of sales	337,213	310,554	77.7%	78.6%
Gross profit	96,534	84,766	22.3%	21.4%
Operating expenses (1)(2)	74,696	69,819	17.2%	17.7%
Operating profit	21,838	14,947	5.0%	3.8%
Interest expense	2,312	1,106	0.5%	0.3%
Other, net, including interest income	239	(985)	0.1%	(0.2)%
Income before income tax provision	19,287	14,826	4.4%	3.8%
Income tax provision	4,344	5,697	1.0%	1.4%
Net income	$14,943	$9,129	3.4%	2.3%

Effective income tax rate	22.5%	38.4%
(1)Operating expenses include selling, general and administrative expenses, amortization of intangibles and (gain) loss on sale of assets.
(2)In connection with the spin-off, HBB recognized transaction-related expenses of $2.5 million in the first nine months of 2017.

The following table identifies the components of change in revenues for the first nine months of 2018 compared with the first nine months of 2017:

Revenues
2017	$395,320
Increase (decrease) from:
Unit volume and product mix	35,964
Average Sales Price	2,925
Foreign currency	(462)
2018	$433,747

Revenues increased $38.4 million, or 9.7%, during the first nine months of 2018 compared with the first nine months of 2017 primarily due to higher sales volumes in all markets, but primarily in the International and U.S. consumer markets.

The following table identifies the components of change in operating profit for the first nine months of 2018 compared with the first nine months of 2017:

Operating Profit
2017	$14,947
Increase (decrease) from:
Gross profit	10,558
Foreign currency	1,209
Selling, general and administrative expenses	(4,876)
2018	$21,838

HBB's operating profit increased $6.9 million for the first nine months of 2018 compared with the first nine months of 2017 primarily due to a $10.6 million increase in gross profit, partially offset by a $4.9 million increase in selling, general and administrative expenses.

Gross profit increased mainly as a result of higher sales volumes and increased sales of higher-margin products in the U.S. Consumer and Global Commercial markets for the nine months ended September 30, 2018. A $3.0 million increase in warehouse and transportation costs, primarily resulting from higher inventory levels and increased sales volumes, partially offset the improvement in gross profit during the first nine months of 2018.

The increase in selling, general and administrative expenses was primarily due to a $4.3 million increase in employee-related expenses and a $3.7 million increase in professional and outside service fees, which was partially offset by the absence of $2.5 million of one-time costs incurred in the prior year to effect the spin-off from NACCO. The increase in employee-related expenses was mainly due to incentive and merit compensation increases, as well as additional headcount to support HBB's strategic initiatives. Professional and outside service fees increased mainly due to patent litigation expenses.

HBB's interest expense increased $1.2 million for the first nine months of 2018 compared with the first nine months of 2017 due to an increase in average borrowings outstanding under HBB's revolving credit facility and higher average interest rates.

Other, net, including interest income, decreased $1.2 million primarily due to foreign currency losses of $0.1 million in the first nine months of 2018 compared with foreign currency gains of $0.9 million in the first nine months of 2017.

HBB's effective income tax rate decreased to 22.5% in the first nine months of 2018 from 38.4% in the first nine months of 2017 primarily due to a reduction in the U.S. federal corporate tax rate as a result of the Tax Act and the absence of non-deductible spin-off related expenses incurred in the first nine months of 2017.

As a result of the factors discussed above, HBB's net income increased to $14.9 million in the first nine months of 2018 compared with net income of $9.1 million in the first nine months of 2017.

Liquidity and Capital Resources of HBB

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2018	2017	Change
Operating activities:
Net income	$14,943	$9,129	$5,814
Depreciation and amortization	2,991	2,886	105
Other	1,001	258	743
Working capital changes	(47,130)	(8,681)	(38,449)
Net cash (used for) provided by operating activities	(28,195)	3,592	(31,787)

Investing activities:
Expenditures for property, plant and equipment	(6,964)	(3,677)	(3,287)
Other	—	21	(21)
Net cash used for investing activities	(6,964)	(3,656)	(3,308)

Cash flow before financing activities	$(35,159)	$(64)	$(35,095)

Net cash used for operating activities increased by $31.8 million in the first nine months of 2018 compared with the first nine months of 2017 primarily due to the change in working capital. The change in working capital is attributable to a larger decrease in accounts receivable and a larger increase in accounts payable in the first nine months of 2017 compared with the first nine months of 2018 and a larger increase in inventory in the first nine months of 2018 compared with the first nine months of 2017. The changes in accounts receivable and accounts payable were mainly attributable to the timing of collections and the timing of purchases, respectively, during the first nine months of 2018 compared with 2017. The increase in inventory was primarily due to higher inventory levels to support higher sales forecasts in the second half of 2018 and increased product costs compared with 2017.

	2018	2017	Change
Financing activities:
Net additions to revolving credit agreement	$38,738	$35,147	$3,591
Cash dividends paid to Hamilton Beach Holding	(3,492)	(35,000)	31,508
Net cash provided by financing activities	$35,246	$147	$35,099

The change in net cash provided by financing activities is primarily the result of the absence of the cash dividends paid to NACCO, which was funded by HBB, during the first nine months of 2017.

Financing Activities of HBB

HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $338.0 million as of September 30, 2018. At September 30, 2018, the borrowing base under the HBB Facility was $114.4 million and borrowings outstanding were $90.1 million. At September 30, 2018, the excess availability under the HBB Facility was $25.8 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective September 30, 2018, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.0% and 1.8%, respectively. The applicable margins, effective September 30, 2018, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 1.8%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility at September 30, 2018 was 3.7% including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $35.0 million at September 30, 2018 at a fixed interest rate of 1.5%. HBB also has delayed-start interest rate swaps with notional values totaling $10.0 million as of September 30, 2018, with fixed rates of 1.7%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Under Amendment No. 6 to the HBB Facility, dividends to Hamilton Beach Holding are not to exceed $5.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $15.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At September 30, 2018, HBB was in compliance with all financial covenants in the HBB Facility.

HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

Contractual Obligations, Contingent Liabilities and Commitments

In the nine months ended September 30, 2018, there were no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commitments, or the timing of cash flows in accordance with those obligations as reported on page 31 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 other than the increase in borrowings outstanding under the HBB Facility.

Capital Expenditures

Expenditures for property, plant and equipment were $7.0 million for the first nine months of 2018 and are estimated to be an additional $1.6 million for the remainder of 2018. These planned capital expenditures are primarily for improvements to HBB’s information technology infrastructure, tooling for new products and distribution warehouse improvements. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at September 30, 2018 compared with both September 30, 2017 and December 31, 2017.

September 30, 2018 Compared with September 30, 2017

	SEPTEMBER 30 2018	SEPTEMBER 30 2017	Change
Cash and cash equivalents	$1,567	$2,475	$(908)
Other net tangible assets	125,039	77,966	47,073
Goodwill and intangible assets, net	11,117	12,498	(1,381)
Net assets	137,723	92,939	44,784
Total debt	(90,083)	(73,862)	(16,221)
Total equity	$47,640	$19,077	$28,563
Debt to total capitalization	65.4%	79.5%	(14.1)%

Other net tangible assets increased $47.1 million from September 30, 2017 primarily due to an increase in inventory and accounts receivable partially offset by a decrease in deferred income taxes. The increase in inventory was primarily due to higher inventory levels to support higher sales forecasts in the second half of 2018 and increased product costs compared with 2017. The changes in accounts receivable is primarily attributable to increased revenues in the first nine months of 2018 compared with 2017 and the timing of collections. Deferred income taxes decreased primarily due to the reduction in the U.S. federal corporate tax rate as a result of the Tax Act.

Total debt increased $16.2 million to fund working capital.

September 30, 2018 Compared with December 31, 2017

	SEPTEMBER 30 2018	DECEMBER 31 2017	Change
Cash and cash equivalents	$1,567	$1,480	$87
Other net tangible assets	125,039	69,122	55,917
Goodwill and intangible assets, net	11,117	12,153	(1,036)
Net assets	137,723	82,755	54,968
Total debt	(90,083)	(51,346)	(38,737)
Total equity	$47,640	$31,409	$16,231
Debt to total capitalization	65.4%	62.0%	3.4%

Other net tangible assets increased $55.9 million from December 31, 2017 primarily due to increased inventory and decreased accrued cooperative advertising, which were partially offset by decreased accounts receivable and an increase in accounts payable. These changes in inventory, accounts receivable, accrued cooperative advertising and accounts payable were primarily attributable to the seasonality of the business.

Total debt increased $38.7 million to fund working capital.

OUTLOOK

Changing consumer buying patterns, including an increasing percentage of consumers who are purchasing housewares online, create both opportunities and uncertainty for the growth prospects within the small appliance category, and for individual retailers and industry participants. For the remainder of 2018 and in 2019, the U.S. industry market for small kitchen appliances is expected to grow modestly, and the international and commercial markets in which HBB participates are expected to grow moderately, compared with the prior year periods.

HBB continues to focus on strengthening the market position of its various product lines through product innovation, promotions, increased placements and branding programs. HBB will continue to leverage its strong brand portfolio by introducing new innovative products, as well as upgrading certain existing products across a wide range of brands, price points and categories in both the consumer and commercial marketplaces. HBB continues to experience strong sales success for its FlexBrew® coffeemaker line and holds a strong presence across most retailers. For the 2018 fall holiday-selling season, HBB increased support of this product line with a new advertising campaign as well as the addition of new FlexBrew® products, including a Wi-Fi connected version.

HBB continues to add products and brands that can be distributed in high-end or specialty stores and on the internet, including new products under its CHI® garment care and Wolf Gourmet® product lines, both of which are generating incremental revenue and profit. HBB also expects its growing Global Commercial business to benefit from broader distribution of several newer products, including its new Quantum® high-performance commercial blender and the Otto™ Juice Extractor. HBB's robust consumer and commercial product pipeline of new or enhanced products is expected to affect both revenues and operating profit positively.

HBB has introduced a number of new products in a wide range of categories supporting all of the brands in its portfolio and has strong promotions and placements in place for the 2018 fall holiday-selling season. As a result, HBB expects 2018 fourth-quarter revenues to increase modestly compared with the strong 2017 fourth quarter. Full-year 2018 revenues are expected to increase moderately over 2017, with growth modestly higher than the anticipated market growth, due to increased placements of higher-priced, higher-margin products, resulting from the execution of HBB's strategic initiatives, both domestically and internationally.

Operating profit in the fourth quarter of 2018 is expected to decrease compared with the fourth quarter of 2017, primarily as a result of increased investments in consumer advertising during the holiday-selling season, higher transportation costs and increased employee-related expenses. HBB continues to implement price increases and product assortment changes to help mitigate rising product costs. Despite these cost increases, full-year operating profit is expected to improve moderately compared with 2017. The tariffs enacted by the United States in July and September on imports from China are expected to impact a small number of HBB products, representing approximately 10% of total product purchases. HBB continues to closely monitor potential future tariff actions, commodity and other input costs, as well as currency effects, and intends to continue to make additional adjustments to product prices and product placements as necessary and as market conditions permit.

As a result of the absence of the provisional charge that was recorded in 2017 for the Tax Act and a lower effective corporate income tax rate, net income is expected to be significantly higher in both the 2018 fourth quarter and full year compared with the same periods in 2017.

Cash flow before financing activities is expected to be significantly higher in the fourth quarter of 2018 compared with the fourth quarter of 2017. For the 2018 full year, cash flow before financing activities is expected to decrease significantly compared with 2017, resulting primarily from higher net working capital at December 31, 2018 and increased capital expenditures. However, HBB's continued focus on prudent management of working capital is expected to enable it to improve cash flow before financing activities in the near term. Capital expenditures are expected to be $1.6 million in the fourth quarter of 2018 and $8.6 million for the full year.

In 2019, HBB's revenues are expected to increase modestly compared with 2018 as a result of the continued successful implementation of its strategic initiatives, including new product introductions, the sale of higher-priced products, "only-the-best" placements, and continued expansion in e-commerce and international markets. Operating profit and net income are expected to increase moderately and cash flow before financing activities is expected to increase significantly compared with 2018. Capital expenditures are expected to be approximately $6.0 million in 2019.

Longer term, HBB continues to work toward its goal of $750 million to $1 billion in sales from the successful implementation of its strategic revenue growth initiatives. As HBB moves toward the target sales levels, and taking into account the need to continue to make prudent investments in its strategic initiatives, operating margins are expected to increase over time as a result of leveraging fixed costs. The strategic initiatives are focused on enhancing HBB's placements in the North American consumer business, enhancing sales in the e-commerce market, expanding its participation in the "only-the-best" market by investing in new products to be sold under the Weston®, Hamilton Beach® Professional, CHI® and Wolf Gourmet® brand names, expanding internationally in emerging growth markets, increasing its global commercial presence through enhanced global product lines for chains and distributors serving the global food service and hospitality markets, and leveraging its other strategic initiatives to drive category and channel expansion.

The Kitchen Collection, LLC

KC's business is seasonal, and a majority of its revenues and operating profit is typically earned in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.

At September 30, 2018, KC operated 197 stores compared with 209 stores at September 30, 2017 and 210 stores at December 31, 2017.

Financial Review

Operating Results

Third Quarter of 2018 Compared with Third Quarter of 2017

The results of operations for KC were as follows for the three months ended September 30:

	Three Months Ended September 30		% of Revenue
	2018	2017	2018	2017
Revenues	$25,884	$28,644	100.0%	100.0%
Cost of sales	13,880	15,551	53.6%	54.3%
Gross profit	12,004	13,093	46.4%	45.7%
Operating expenses (1)	14,411	14,674	55.7%	51.2%
Operating loss	(2,407)	(1,581)	(9.3)%	(5.5)%
Interest expense	115	80	0.4%	0.3%
Other, net, including interest income	7	14	—%	—%
Loss before income tax benefit	(2,529)	(1,675)	(9.8)%	(5.8)%
Income tax benefit	(591)	(520)	(2.3)%	(1.8)%
Net loss	$(1,938)	$(1,155)	(7.5)%	(4.0)%

Effective income tax rate	23.4%	31.0%
(1)Operating expenses include selling, general and administrative expenses and (gain) loss on sale of assets.

The following table identifies the components of change in revenues for the third quarter of 2018 compared with the third quarter of 2017:

Revenues
2017	$28,644
Increase (decrease) from:
Comparable stores	(2,542)
Closed stores	(1,011)
New stores	550
Other	243
2018	$25,884

Revenues for the third quarter of 2018 decreased $2.8 million compared with the third quarter 2017 primarily due to a decline in comparable store sales and the loss of sales from the closure of underperforming stores since September 30, 2017. The decrease in comparable store sales was due to a decline in customer traffic, which resulted in a decline in the number of store transactions, and a modest decrease in the average sales transaction value.

The following table identifies the components of change in operating loss for the third quarter of 2018 compared with the third quarter of 2017:

Operating Loss
2017	$(1,581)
(Increase) decrease from:
Comparable stores	(928)
Selling, general and administrative expenses and other	(69)
Closed stores	123
New stores	48
2018	$(2,407)

KC's operating loss increased $0.8 million in the third quarter of 2018 compared with the third quarter of 2017 primarily due to a $0.9 million decline in sales at comparable stores.

KC's effective income tax rate decreased to 23.4% in the third quarter of 2018 from 31.0% in the third quarter of 2017 primarily due to a reduction in the U.S. federal corporate tax rate as a result of the Tax Act.

KC recognized a net loss of $1.9 million in the third quarter of 2018 compared with a net loss of $1.2 million in the third quarter of 2017. The increase in the net loss is primarily due to the factors affecting the operating loss and the change in the income tax benefit.

First Nine Months of 2018 Compared with First Nine Months of 2017

The results of operations for KC were as follows for the nine months ended September 30:

	Nine Months Ended September 30		% of Revenue
	2018	2017	2018	2017
Revenues	$70,746	$81,177	100.0%	100.0%
Cost of sales	38,250	44,486	54.1%	54.8%
Gross profit	32,496	36,691	45.9%	45.2%
Operating expenses (1)	43,041	44,559	60.8%	54.9%
Operating loss	(10,545)	(7,868)	(14.9)%	(9.7)%
Interest expense	217	194	0.3%	0.2%
Other, net, including interest income	27	46	—%	0.1%
Loss before income tax benefit	(10,789)	(8,108)	(15.3)%	(10.0)%
Income tax benefit	(2,313)	(2,840)	(3.3)%	(3.5)%
Net loss	$(8,476)	$(5,268)	(12.0)%	(6.5)%

Effective income tax rate	21.4%	35.0%
(1)Operating expenses include selling, general and administrative expenses and (gain) loss on sale of assets.

The following table identifies the components of change in revenues for the first nine months of 2018 compared with the first nine months of 2017:

Revenues
2017	$81,177
Increase (decrease) from:
Comparable stores	(9,255)
Closed stores	(2,898)
New stores	1,496
Other	226
2018	$70,746

Revenues for the first nine months of 2018 decreased $10.4 million compared with the first nine months of 2017 primarily due to a decline in comparable store sales and the loss of sales from the closure of underperforming stores since September 30, 2017. The decrease in comparable store sales was mainly attributable to a decline in customer traffic, which resulted in a decline in the number of store transactions and a modest decrease in the average sales transaction value. These decreases were partially offset by sales at newly opened stores since September 30, 2017.

The following table identifies the components of change in operating loss for the first nine months of 2018 compared with the first nine months of 2017:

Operating Loss
2017	$(7,868)
(Increase) decrease from:
Comparable stores	(3,457)
Closed stores	484
Selling, general and administrative expenses and other	165
New stores	131
2018	$(10,545)

KC's operating loss increased $2.7 million in the first nine months of 2018 compared with the first nine months of 2017 primarily due to the decline in comparable store sales.

KC's effective income tax rate decreased to 21.4% in the first nine months of 2018 from 35.0% in the first nine months of 2017 primarily due to a reduction in the U.S. federal corporate tax rate as a result of the Tax Act.

KC recognized a net loss of $8.5 million in the first nine months of 2018 compared with a net loss of $5.3 million in the first nine months of 2017. The increase in the net loss is primarily due to the factors affecting the operating loss and the change in the income tax benefit.

Liquidity and Capital Resources of KC

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2018	2017	Change
Operating activities:
Net loss	$(8,476)	$(5,268)	$(3,208)
Depreciation and amortization	784	823	(39)
Other	(303)	131	(434)
Working capital changes	(10,383)	(6,976)	(3,407)
Net cash used for operating activities	(18,378)	(11,290)	(7,088)

Investing activities:
Expenditures for property, plant and equipment	(276)	(689)	413
Other	7	—	7
Net cash used for investing activities	(269)	(689)	420

Cash flow before financing activities	$(18,647)	$(11,979)	$(6,668)

Net cash used for operating activities increased by $7.1 million in the first nine months of 2018 compared with the first nine months of 2017 primarily due to changes in working capital and the change in the net loss. The change in working capital is attributable to an increase in inventory during the first nine months of 2018 compared with a decrease in inventory during the first nine months of 2017, which was partially offset by a larger decrease in accounts payable during the first nine months of 2017 compared with the first nine months of 2018. The change in inventory is attributable to optimizing store inventory levels in 2018, while the decrease in accounts payable was mainly attributable to the timing of inventory purchases.

	2018	2017	Change
Financing activities:
Net additions to revolving credit agreement	$9,800	$6,600	$3,200
Cash dividends paid to NACCO	—	(3,000)	3,000
Net cash provided by financing activities	$9,800	$3,600	$6,200

The change in net cash provided by financing activities was primarily the result of increased borrowings under the revolving credit facility to fund working capital and the absence of a cash dividend paid to NACCO during the first nine months of 2017.

Financing Activities of KC

KC has a $20.0 million secured revolving line of credit that expires in October 2022 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $39.7 million as of September 30, 2018. At September 30, 2018, the borrowing base under the KC Facility was $15.0 million and borrowings outstanding under the KC Facility were $9.8 million. At September 30, 2018, the excess availability under the KC Facility was $5.2 million.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75% as of September 30, 2018. The KC Facility also requires a fee of 0.25% per annum on the unused commitment.

The KC Facility allows for the payment of dividends to Hamilton Beach Holding, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $10.0 million after giving effect to such payment. At September 30, 2018, KC was in compliance with all financial covenants in the KC Facility.

KC believes funds available from cash on hand, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the KC Facility.

Contractual Obligations, Contingent Liabilities and Commitments

In the nine months ended September 30, 2018, there have been no significant changes in the total amount of KC's contractual obligations, contingent liabilities or commitments, or the timing of cash flows in accordance with those obligations as reported on page 38 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Capital Expenditures

Expenditures for property, plant and equipment were $0.3 million for the first nine months of 2018 and are estimated to be an additional $0.2 million for the remainder of 2018. These planned capital expenditures are primarily for improvements to KC’s information technology infrastructure, store remodels and store fixtures. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at September 30, 2018 compared with both September 30, 2017 and December 31, 2017.

September 30, 2018 Compared with September 30, 2017

	SEPTEMBER 30 2018	SEPTEMBER 30 2017	Change
Cash and cash equivalents	$572	$631	$(59)
Other net tangible assets	15,872	19,095	(3,223)
Net assets	16,444	19,726	(3,282)
Total debt	(9,800)	(6,600)	(3,200)
Total equity	$6,644	$13,126	$(6,482)
Debt to total capitalization	59.6%	33.5%	26.1%

The $3.2 million decrease in other net tangible assets at September 30, 2018 compared with September 30, 2017 was primarily due to a decrease in inventory and accounts receivable, partially offset by a decrease in accounts payable. The decrease in inventory was mainly due to fewer stores at September 30, 2018 than at September 30, 2017. The changes in accounts receivable and accounts payable were primarily attributable to the timing of collections and the timing of purchases, respectively, during the first nine months of 2018 compared with 2017.

September 30, 2018 Compared with December 31, 2017

	SEPTEMBER 30 2018	DECEMBER 31 2017	Change
Cash and cash equivalents	$572	$9,419	$(8,847)
Other net tangible assets	15,872	5,702	10,170
Net assets	16,444	15,121	1,323
Total debt	(9,800)	—	(9,800)
Total equity	$6,644	$15,121	$(8,477)
Debt to total capitalization	59.6%	(a)	(a)
(a) Debt to total capitalization is not meaningful as KC had no outstanding debt at December 31, 2017.

The increase of $10.2 million in other net tangible assets at September 30, 2018 compared with December 31, 2017 was primarily the result of a decrease in accounts payable and an increase in inventory, partially offset by a decrease in accounts receivable. The changes in accounts payable and accounts receivable were mainly attributable to the timing of purchases and the timing of collections, respectively, during the first nine months of 2018 compared with 2017. The change in inventory is attributable to optimizing store inventory levels in 2018.

OUTLOOK

The retail environment at physical store locations continues to be unfavorably impacted by changing consumer shopping patterns, which have led to declining customer traffic and decreased in-store transactions, as consumers buy more over the internet. KC expects this trend to continue in the remainder of 2018 and into 2019, resulting in a reduction in consumer spending on housewares and small appliances in the malls where KC operates. While KC is cautious in its outlook due to the highly unpredictable nature of customer traffic and related spending, it believes it has built compelling product and promotional offerings for the fourth-quarter holiday-selling season that are expected to create consumer excitement.

KC continues to focus on its strategy of optimizing its store portfolio by exiting unprofitable stores, while working aggressively to maintain gross margins, reduce operating expenses and manage working capital at its remaining stores. During the first nine months of 2018, KC closed 14 stores and anticipates closing an additional six stores by January 1, 2019. During 2019, KC expects to close an additional 25 to 35 stores through natural lease expirations. After these expected closures and anticipated lease renewals, KC expects approximately two-thirds of its stores by the end of 2018, and over 80% by the end of 2019, will have a lease term of approximately one year or less, as the company continues to cost-effectively optimize its store portfolio over time to a smaller core group of 100 to 150 profitable stores in more favorable outlet mall locations. If KC cannot reach acceptable terms with its landlords as leases come up for renewal, and if sales at certain stores continue to deteriorate, the pace of store closings could increase.

As a result of the reduction in the number of stores and the downward trend in customer traffic, KC anticipates moderately lower revenues but comparable operating profit in the 2018 fourth quarter compared with the prior year, provided traffic and consumer spending are at expected levels. The smaller store portfolio and operating losses incurred in the first nine months of

2018 are expected to result in a decrease in full-year 2018 revenues and a significant increase in operating and net losses compared with 2017. Cash flow before financing activities is expected to result in a substantial use of cash in 2018, due to forecasted working capital changes and the anticipated higher net loss. Capital expenditures are expected to be $0.2 million in the fourth quarter of 2018 and $0.5 million for the 2018 full year.

In 2019, KC expects revenues to be lower than 2018 as it continues to execute its plan to close stores. However, with the continued execution of the company’s strategy, the operating loss and cash flow before financing activities are expected to improve in 2019 compared with 2018.

KC aims to provide consumers with highly desirable products at affordable prices and believes its smaller core store portfolio will be well positioned to meet consumers' needs. KC continues to focus on comparable store sales growth through continued refinement of product offerings, merchandise mix, and store displays and appearance to increase customer traffic, generate greater average transaction size and increase the average sale closure rate. These actions, in combination with an emphasis on sales of higher-margin products, closure of underperforming stores and optimizing expenses, are expected to contribute to improvements in operating results over time.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its receivables. The fair value of the Company's interest rate swap agreements was a receivable of $1.7 million at September 30, 2018. A hypothetical 10% decrease in interest rates would cause a decrease of $0.2 million in the fair value of interest rate swap agreements and the resulting fair value would be a receivable of $1.5 million. Additionally, a hypothetical 10% increase in interest rates would not have a material impact to the Company's interest expense of $2.5 million for the nine months ended September 30, 2018.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a net payable of $0.3 million at September 30, 2018. Assuming a hypothetical 10% weakening of the U.S. dollar at September 30, 2018, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.8 million compared with its fair value at September 30, 2018.

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

Changes in internal control over financial reporting: During the third quarter of 2018, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On March 8, 2018, the President of the United States issued a Proclamation to indefinitely impose a 25 percent tariff on certain imported steel products and a 10 percent tariff on certain imported aluminum products under Section 232 of the Trade Expansion Act of 1962. On March 22, 2018 the President of the United States announced his decisions on the actions that the U.S. government will take based on the findings in an investigation under Section 301 of the Trade Act of 1974. In June and July 2018, the Trump Administration began imposing a 25 percent tariff on approximately $50 billion worth of imports from China. In September 2018, the Trump Administration began imposing a 10 percent tariff on an additional $200 billion worth of imports from China, and that tariff rate is set to increase to 25% in January 2019.  The Section 301 tariffs are imposed for an indefinite period of time, which could possibly be affected by US-China trade negotiations. These tariffs, along with any additional tariffs or other trade actions that may be implemented, may increase the cost of certain materials and/or products that we import from China, thereby adversely affecting our profitability. These actions could require us to raise our prices, which could decrease demand for our products. As a result, these actions, including actual and potential retaliatory measures by China, may adversely impact our business. Given the uncertainty regarding the scope and duration of these trade actions by the United States or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1	Amendment No. 1 to the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan (Effective September 29, 2017)
10.2	Amendment No. 2 to the Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2015)
10.3	Amendment No. 2 to the Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan (Effective January 1, 2014)
31(i)(1)	Certification of Gregory H. Trepp pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of James H. Taylor pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Gregory H. Trepp and James H. Taylor
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*    Numbered in accordance with Item 601 of Regulation S-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hamilton Beach Brands Holding Company (Registrant)
Date:	October 30, 2018	/s/ James. H. Taylor
James H. Taylor
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)