Form 10-K
period 2018-12-31
Hamilton Beach Brands Holding Co
filed 2019-03-06
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     YES ☐    NO ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2018 (the last business day of the registrant's most recently completed second fiscal quarter): $200,368,889
Number of shares of Class A Common Stock outstanding at March 1, 2019: 9,426,344
Number of shares of Class B Common Stock outstanding at March 1, 2019: 4,415,535
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2019 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

1

HAMILTON BEACH BRANDS HOLDING COMPANY

2

PART I
Item 1. BUSINESS
General

Hamilton Beach Brands Holding Company operates through its wholly-owned subsidiaries, Hamilton Beach Brands, Inc. ("HBB") and The Kitchen Collection, LLC ("KC") (collectively “Hamilton Beach Holding” or the “Company”), in the consumer, commercial and specialty small appliances and specialty retail markets.
On September 29, 2017, NACCO Industries, Inc. ("NACCO"), Hamilton Beach Holding's former parent company, spun-off the Company to NACCO stockholders. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, received one share of Hamilton Beach Brands Holding Class A common stock ("Class A Common") and one share of Hamilton Beach Brands Holding Class B common stock ("Class B Common") for each share of NACCO Class A or Class B common stock. In accordance with applicable authoritative accounting guidance, the Company accounted for the spin-off from NACCO based on the historical carrying value of assets and liabilities. As a result of the distribution of one share of Hamilton Beach Brands Holding Class A common stock and one share of Hamilton Beach Brands Holding Class B common stock for each share of NACCO Class A or NACCO Class B common stock, the earnings per share amounts for the Company for periods prior to the spin-off have been calculated based upon the number of shares distributed in the spin-off. NACCO did not receive any proceeds from the spin-off.
As of December 31, 2018, the Company had approximately 1,495 employees.

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.hamiltonbeachbrands.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Results of operations and financial condition are discussed separately for each of HBB and KC, the Company's reportable segments.

Hamilton Beach Brands, Inc.
General

HBB is a leading designer, marketer and distributor of branded, small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. HBB’s products are marketed primarily to retail merchants and wholesale distributors.
Sales and Marketing
HBB designs, markets and distributes a wide range of branded, small electric household and specialty housewares small appliances, including, but not limited to, blenders, can openers, coffeemakers, food processors, indoor electric grills, irons, mixers, slow cookers, toasters and toaster ovens. In addition, HBB designs, markets and distributes commercial products for restaurants, bars and hotels. HBB generally markets its “better” and “best” consumer products under the Hamilton Beach® brand and uses the Proctor Silex® brand for the “good” and opening price point products. HBB participates in the “only-the-best” market with the Hamilton Beach® Professional brand, under a multi-year licensing agreement to sell a line of counter top appliances and kitchen tools under the Wolf Gourmet® brand, and with the CHI®-branded, garment-care line under a multi-year licensing agreement. HBB markets a range of game and garden food processing equipment including, but not limited to, meat grinders, bag sealers, dehydrators and meat slicers under the Weston® brand, as well as several private-label brands. HBB supplies additional private-label products on a limited basis throughout North America. HBB markets its commercial products under the Hamilton Beach Commercial® and the Proctor Silex Commercial® brands.
Sales promotion activities are primarily focused on cooperative advertising and digital marketing channels. In addition, HBB promotes certain of its innovative products through the use of television, internet and print advertising. HBB also licenses certain of its trademarks to various licensees primarily for use with microwave ovens, compact refrigerators, and water dispensers, among others.
Customers
Consumer and commercial sales in North America are generated predominantly by a network of inside sales employees to mass merchandisers, e-commerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers, distributors, restaurants, bars, hotels and other retail outlets. Wal-Mart Inc. and its subsidiaries accounted for approximately 33% of HBB’s revenue in each of 2018, 2017 and 2016. Amazon.com, Inc. and its subsidiaries accounted for approximately 11%, 12% and 10% of HBB's revenue in 2018, 2017 and 2016, respectively. HBB’s five largest customers accounted for approximately 54%, 55%, and 54% of HBB’s revenue for the years ended December 31, 2018, 2017 and 2016, respectively.
Product Warranty
HBB's warranty program to the consumer consists generally of an assurance-type limited warranty lasting for varying periods of up to ten years for electric appliances, with the majority of products having a warranty of one to three years.  There is no guarantee to the customer as HBB may repair or replace, at its option, those products returned under warranty.
Working Capital
The market for small electric household and specialty housewares appliances is highly seasonal in nature. The majority of HBB's revenue and operating profit typically occurs in the second half of the year due to the fall holiday-selling season. Due to the seasonality of purchases of its products, HBB generally uses a substantial amount of cash or short-term debt to finance inventories in anticipation of the fall holiday-selling season.
Patents, Trademarks, Copyrights and Licenses
HBB holds patents and trademarks registered in the United States ("U.S.") and foreign countries for various products. HBB believes its business is not dependent upon any individual patent, copyright or license, but that the Hamilton Beach®, Proctor Silex®, Hamilton Beach Commercial®, and Weston® trademarks are material to its business.
Product Design and Development
HBB incurred $11.0 million, $10.4 million and $9.7 million in 2018, 2017 and 2016, respectively, on product design and development activities.
Key Suppliers and Raw Material
HBB’s products are supplied to its specifications by third-party suppliers located primarily in China. HBB does not maintain long-term purchase contracts with suppliers and operates mainly on a purchase order basis. HBB generally negotiates the purchases from its foreign suppliers in U.S. dollars.
During 2018, HBB purchased 99% of its finished products from suppliers in China. HBB purchases its inventory from approximately 53 suppliers, one of which represented more than 10% of purchases during the year ended December 31, 2018. HBB believes the loss of any one supplier would not have a long-term material adverse effect on its business because there are adequate supplier choices available that can meet HBB’s production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect HBB’s business until alternative supply arrangements are secured.
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
HBB also competes to a lesser degree in Europe through its commercial product lines, and in South America, and China. The competition in these geographic markets is more fragmented than in North America, and HBB is not yet a significant participant in these retail markets.
As brick and mortar retailers generally purchase a limited selection of branded, small electric appliances, HBB competes with other suppliers for retail shelf space. In the e-commerce channel, HBB must compete with a broad list of competitors. HBB conducts consumer marketing for all of our brands. HBB believes the principal areas of competition with respect to its products are product design and innovation, quality, price, product features, supply chain excellence, merchandising, promotion and warranty.
Government Regulation
HBB is subject to numerous federal and state health, safety and environmental regulations. HBB believes the impact of expenditures to comply with such laws will not have a material adverse effect on HBB.

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
Throughout the world, electrical appliances are subject to various mandatory and voluntary standards, including requirements in some jurisdictions that products be listed by Underwriters’ Laboratories, Inc. (“UL”) or other similar recognized laboratories. HBB also uses Intertek Testing Services for certification and testing of compliance with UL standards, as well as other national and industry specific standards. HBB endeavors to have its products designed to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold.

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
Employees
As of December 31, 2018, HBB’s work force consisted of approximately 670 employees.

Kitchen Collection
General

KC is a national specialty retailer of kitchenware in outlet and traditional malls throughout the U.S.
Sales and Marketing
KC operated 189 retail stores as of December 31, 2018. The stores sell kitchenware from a number of highly recognizable name-brands, including Hamilton Beach® and Proctor Silex®. KC sales accounted for 15.3%, 17.4% and 19.4% of the Hamilton Beach Holding’s annual revenue in 2018, 2017 and 2016, respectively.
Seasonality
The majority of KC's revenue and operating profit typically occurs in the second half of the year due to the fall holiday-selling season. Because of the seasonality of purchases of its products, KC incurs substantial short-term debt to finance inventories in anticipation of the fall holiday-selling season.
Patents, Trademarks, Copyrights and Licenses
KC operates retail stores under the Kitchen Collection® name in malls throughout the U.S. that sell kitchenware from a number of highly recognizable brand names.
Product Sourcing and Distribution
KC purchases all inventory centrally, which allows us to take advantage of volume purchase discounts. KC purchases its inventory from approximately 176 suppliers, one of which represented approximately 25% of purchases during the year ended December 31, 2018. No other supplier represents more than 10% of purchases. KC believes that the loss of any one supplier would not have a long-term material adverse effect on its business because there are adequate supplier choices available that can meet KC’s requirements. However, the loss of a supplier could, in the short term, adversely affect KC’s business until alternative supply arrangements are secured.
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

Employees
As of December 31, 2018, KC’s work force consisted of approximately 825 employees.

Item 1A. RISK FACTORS

HBB’s business is sensitive to the strength of the North American consumer markets and weakness in these markets could adversely affect its business.

The strength of the economy in the U.S., and to a lesser degree in Canada and Mexico, has a significant impact on HBB’s performance. Weakness in consumer confidence and poor financial performance by mass merchandisers, e-commerce retailers, warehouse clubs, department stores or any of HBB’s other customers could result in reduced revenue and profitability. A general slowdown in the consumer sector could result in additional pricing and marketing support pressures on HBB.

HBB is dependent on key customers and the loss of, or significant decline in business from, one or more of its key customers could materially reduce its revenue and profitability and its ability to sustain or grow its business.

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

As a result of dependence on its key customers, HBB could experience a material adverse effect on its revenue and profitability if any of the following were to occur:

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

In addition, HBB has employees, property and business operations outside of the U.S. HBB’s international operations may be adversely affected by fluctuations in foreign currency exchange rates. Any hedging activities HBB engages in may only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. HBB cannot predict with any certainty changes in foreign currency exchange rates or the degree to which HBB can mitigate these risks.

Increases in costs of products may materially reduce our profitability.

Factors that are largely beyond HBB's control, such as movements in commodity prices for the raw materials needed by suppliers of HBB’s products and in-bound transportation rates, may affect the cost of products, and HBB may not be able to pass those costs on to its customers. As an example, HBB’s products require a substantial amount of plastic. Because the primary resource used in plastic is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. When the prices of petroleum, as well as steel, aluminum and copper, increase significantly, supplier price increases may materially reduce our profitability.

The increasing concentration of HBB’s branded small electric household and specialty housewares appliance sales among a few retailers and the trend toward private label brands could materially reduce revenue and profitability.

With the growing trend towards the concentration of HBB’s branded small electric household and specialty housewares appliance sales among fewer retailers, HBB is increasingly dependent upon fewer customers whose bargaining strength is growing as a result of this concentration. HBB sells a substantial quantity of products to mass merchandisers, e-commerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. As a result, these retailers generally have a large selection of small electric household and specialty housewares appliance suppliers to choose from. In addition, certain of HBB’s larger customers use their own private label brands on household appliances that compete directly with some of HBB’s products. As the retailers in the small electric household appliance industry become more concentrated, competition for sales to these retailers may increase, which could materially reduce our revenue and profitability.

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

If HBB is unable to continue to enhance existing products, as well as develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, which could materially reduce revenue and profitability, which have historically benefited from sales of new products.

HBB may not be able to compete as effectively with competitors, and ultimately satisfy the needs and preferences of customers, unless HBB can continue to enhance existing products and develop new innovative products for the markets in which HBB competes. Product development requires significant financial, technological, and other resources. Product improvements and new product introductions also require significant research, planning, design, development, engineering, and testing at the technological and product process levels and HBB may not be able to timely develop and introduce product improvements or new products. Competitors’ new products may beat HBB’s products to market, be higher quality or more reliable, be more effective with more features, obtain better market acceptance, or render HBB’s products obsolete. Any new products that HBB develops may not receive market acceptance or otherwise generate any meaningful revenue or profit for us relative to our expectations based on, among other things, commitments to fund advertising, marketing, promotional programs and development.

HBB’s inability to compete effectively with competitors in its industry, including large established companies with greater resources, could result in lost market share and decreased revenue.

The small electric household, specialty housewares appliances and commercial appliance industry does not have substantial entry barriers. As a result, HBB competes with many small manufacturers and distributors of housewares products. Additional competitors may also enter this market and cause competition to intensify. For example, some of HBB’s customers have expressed interest in sourcing, or expanding the extent of sourcing, small electric household and commercial appliances directly from manufacturers in Asia. We believe competition is based upon several factors, including product design and innovation, quality, price, product features, merchandising, promotion and warranty. If HBB fails to compete effectively with these manufacturers and distributors, it could lose market share and experience a decrease in revenue, which would adversely affect our results of operations.

HBB also competes with established companies, a number of which have substantially greater facilities, personnel, financial and other resources. In addition, HBB competes with its own retail customers, who use their own private label brands, and importers and foreign manufacturers of unbranded products. Some competitors may be willing to reduce prices and accept lower profit margins to compete. As a result of this competition, HBB could lose market share and revenue.

HBB may become subject to claims under foreign laws and regulations, which may be expensive, time-consuming and distracting.

Because HBB has employees, property and business operations outside of the U.S., HBB is subject to the laws and the court systems of many jurisdictions. HBB may become subject to claims outside the U.S. for violations or alleged violations of laws with respect to the current or future foreign operations of HBB. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time-consuming and distracting. As a result, any of these risks could significantly reduce HBB’s profitability and its ability to operate its businesses effectively.

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

The Company is subject to litigation risk which could adversely affect our financial condition, results of operations and liquidity.

From time to time we are subject to claims involving product liability, infringement of intellectual property and patent rights of third parties and other matters. Any such claims, with or without merit, could be time consuming and expensive, and may require the Company to incur substantial costs and divert the resources of management. Due to the uncertainties of litigation, unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of an adverse impact on the Company’s financial position, results of operations and cash flows of the period in which the ruling occurs, or in future periods.

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

HBB’s business involves the potential for product recalls, which could affect HBB’s revenue and profitability.

As a marketer and distributor of consumer products, HBB is subject to the Consumer Products Safety Act and the Federal Hazardous Substances Act ("CPSC"), which empower the CPSC to seek to exclude from the market those products that are found to be unsafe or hazardous. Under certain circumstances, the CPSC could require HBB to repair, replace or refund the purchase price of one or more of our products, or HBB may voluntarily do so. Any repurchases or recalls of our products could be costly to us and could damage our reputation or the value of our brands. If HBB is required to remove, or HBB voluntarily removes our products from the market, our reputation or brands could be tarnished, and HBB might have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the CPSC of a potential safety hazard can result in fines being assessed against HBB. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which HBB sells our products, and more restrictive laws and regulations may be adopted in the future. HBB’s results of operations are also susceptible to adverse publicity regarding the quality and safety of our products. In particular, product recalls may result in a decline in sales for a particular product.

HBB’s business subjects it to product liability claims, which could affect the reputation, revenue and profitability of HBB and, potentially, KC.

HBB faces exposure to product liability claims if one of our products is alleged to have caused property damage, bodily injury or other adverse effects. HBB bears all costs associated with product liability claims up to a defined self-insured loss limit per claim and maintains product liability insurance for claims above this self-insured level. If a product liability claim is brought against HBB, our revenue and profitability could be affected adversely as a result of negative publicity related to the claim, costs associated with any replacement of the product or expenses related to defending these claims. This could be true even if the claims themselves are ultimately settled for immaterial amounts. In addition, HBB may not be able to maintain product liability insurance on terms acceptable to HBB in the future. If the number of product liability claims HBB experiences exceeds historical amounts, if HBB is unable to maintain product liability insurance or if HBB’s product liability claims exceed the amount of our insurance coverage, HBB’s results of operations and financial condition could be affected adversely. The revenue and profitability of KC, as an affiliate of HBB and a seller of certain HBB products, could also be affected adversely in the event of negative HBB publicity.

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

HBB is subject in the ordinary course of its business, in the U.S. and elsewhere, to many statutes, ordinances, rules and regulations that, if violated by HBB or its affiliates, partners or vendors, could have a material adverse effect on HBB’s business. HBB is required to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery, anti-corruption and anti-kickback laws adopted in many of the countries in which HBB does business which prohibit HBB from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business and also require maintenance of adequate record-keeping and internal accounting practices to accurately reflect transactions. Under the FCPA, companies operating in the U.S. may be held liable for actions taken by their strategic or local partners or representatives. If HBB does not properly implement and maintain practices and controls with respect to compliance with applicable anti-corruption, anti-bribery and anti-kickback laws, or if HBB fails to enforce those practices and controls properly, HBB may be subject to regulatory sanctions, including administrative costs related to governmental and internal investigations, civil and criminal penalties, injunctions and restrictions on HBB’s business and capital raising activities, any of which could materially and adversely affect HBB’s business, results of operations and financial condition.

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

As consumer shopping habits change, foot traffic to brick and mortar stores could continue to decline and result in a loss of market share, revenue and profitability, and store closures at a more rapid pace than in the past.

The continuing and accelerating shift in consumer shopping patterns from traditional brick and mortar stores to e-commerce has resulted in declining mall traffic which has impacted most retailers. Our stores are located in outlet and traditional malls and our success depends in part on the overall ability of these malls to successfully generate and maintain customer foot traffic. We cannot control the success of individual malls, or store closures by other retailers, which may lead to mall vacancies and reduced customer foot traffic. Other factors that can affect customer foot traffic include the location of the mall, the location of KC's store within the mall and other tenants within the mall. Reduced customer foot traffic could result in reduced revenue and profitability.

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

KC faces an extremely competitive specialty retail market and the size and resources of some of our competitors may allow them to compete more efficiently than KC, and such competition could result in a reduction of KC’s prices and loss of market share.

The retail market is highly competitive. KC competes against a diverse group of retailers, including specialty stores, department stores, discount stores, e-commerce and catalog retailers. Widespread sourcing of Chinese products allows many retailers to offer value-priced kitchen products. Many of KC’s competitors are larger and have significantly greater financial, marketing and other resources and can adopt more aggressive pricing policies than KC. This competition could result in the reduction of KC product prices and a loss of market share, revenue and profitability.

KC may be forced to close a significant number of stores, which could adversely impact its profitability.

We may not reach acceptable renewal terms with our landlords, which could result in additional store closures. The continuing and accelerating shift in consumer shopping patterns from traditional brick and mortar stores to e-commerce has resulted in declining outlet and traditional mall consumer traffic, which has impacted most retailers. In the past, we have closed stores that did not generate acceptable profitability, and we may close additional stores in the future at a more rapid pace than in the past, as existing leases expire.

In addition, continued consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation continue, a large proportion of KC’s stores could be concentrated with one or a few lessors that could then be in a position to dictate unfavorable terms to KC due to their significant negotiating leverage. If KC is unable to negotiate favorable lease terms with these lessors or if KC decides to close stores in the future and is unable to negotiate favorable terms with the landlords regarding the remaining lease obligations, KC could be liable for significant lease termination costs, which could have a material adverse effect on KC’s financial results.

HBB and KC depend on third-party suppliers for all of their products, which subjects the Company to risks, including unanticipated increases in consolidated expenses, decreases in consolidated revenue and disruptions in the supply chain.

HBB and KC are dependent on third-party suppliers for the manufacturing and distribution of their products. Their ability to select reliable suppliers that provide timely deliveries of quality products will impact their success in meeting customer demand. Any supplier inability to timely deliver products that meet desired specifications or any unanticipated changes in suppliers could be disruptive and costly. Any significant failure by HBB or KC to obtain quality products, in sufficient quantities, on a timely basis, and at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on consolidated revenue and consolidated profitability. As certain suppliers are primarily based in China, international operations are subject to additional risks including, among others:

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

•
natural or human induced disasters such as earthquakes, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, power or water shortages, telecommunications failures, and medical epidemics or pandemics; and

•	potentially adverse tax consequences, including significant changes in tax law.

The foregoing factors could have a material adverse effect on our ability to maintain or increase the supply of products, which may result in material increases in expenses and decreases in revenue and profitability.

The market for HBB's and KC’s products are highly seasonal and dependent on consumer spending, which could result in significant variations in revenue and profitability.

Sales of HBB and KC products are related to consumer spending, including general economic conditions affecting disposable consumer income such as unemployment rates, business conditions, interest rates, levels of consumer confidence, energy prices, mortgage rates, the level of consumer debt and taxation. In addition, the retail market for kitchenware and the market for small electric household and specialty housewares appliances are highly seasonal in nature. Accordingly, HBB and KC generally recognize a substantial portion of their revenue in the last half of the year as sales increase significantly with the fall holiday-selling season. Accordingly, quarter-to-quarter comparisons of past operating results of HBB and KC are meaningful only when comparing equivalent time periods, if at all. Any economic downturn, decrease in consumer spending or shift in consumer spending away from kitchenware, small electric household and specialty housewares appliances may significantly reduce revenue and profitability.

The Company is dependent on key personnel and the loss of these key personnel could significantly reduce its consolidated profitability.

The Company is highly dependent on the skills, experience and services of its and its subsidiaries’ key personnel and the loss of key personnel could have a material adverse effect on its consolidated business, operating results and financial condition. Employment and retention of qualified personnel is important to the successful conduct of Hamilton Beach Holding’s business. Therefore, the Company's success also depends upon its ability to recruit, hire, train and retain current and additional skilled and experienced management personnel. The Company's inability to hire and retain personnel with the requisite skills could impair its ability to manage and operate its consolidated business effectively and could significantly reduce its consolidated profitability.

The financing arrangements of HBB and KC contain various restrictions that could limit operating flexibility.

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

The Company’s business could suffer if information technology systems are disrupted, cease to operate effectively or become subject to a security breach.

The Company relies heavily on information technology systems to operate websites; record and process transactions; respond to customer inquiries; manage inventory; purchase, sell and ship merchandise on a timely basis; and maintain cost-efficient operations. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of computer hardware and software systems and maintain cybersecurity. The Audit Review Committee of the Company is regularly briefed on cybersecurity matters, however despite the cybersecurity efforts, our information technology systems may be vulnerable from time to time to damage or interruption from computer viruses, power outages, third-party intrusions and other technical malfunctions. If our systems are damaged, or fail to function properly, we may have to make monetary investments to repair or replace the systems and could endure delays in operations.

In addition, we regularly evaluate information technology systems and requirements and from time to time implement modifications and/or upgrades to our information technology systems. Modifications include replacing existing systems with successor systems, making changes to existing systems and acquiring new systems with new functionality. HBB is currently engaged in a multi-year implementation of an enterprise resource planning (“ERP”) system. Such an implementation is a major undertaking from a financial, management, and personnel perspective. The implementation of the ERP system may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that this system will be beneficial to the extent anticipated. Any disruptions, delays or deficiencies in the design and implementation of our new ERP system could adversely affect our financial position, results of operations and cash flows in addition to the effectiveness of our internal controls over financial reporting.

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

The Company may not be able to engage in desirable strategic transactions and equity issuances because of certain restrictions relating to requirements for tax-free distributions.
Our ability to engage in equity transactions could be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the spin-off. Even if the spin-off otherwise qualifies for tax-free treatment under the Code, it may result in corporate-level taxable gain to NACCO under the Code if there is a 50% or greater change in ownership, by vote or value, of shares of our stock or NACCO’s stock occurring as part of a plan or series of related transactions that includes the spin-off. Any acquisitions or issuances of our stock or NACCO’s stock within two years before or two years after the spin-off are generally presumed to be part of such a plan, although we or NACCO may be able to rebut that presumption. It is unclear whether any increase in voting power by holders of our Class B Common Stock by reason of the conversion by other holders of Hamilton Beach Brands Holding Company Class B Common Stock to Hamilton Beach Brands Holding Company Class A Common Stock should be considered an acquisition of voting power as part of a plan or series of related transactions. However, even if so treated, any such voting shift would not alone cause an acquisition of 50% or more of the voting power of our Common Stock and, as a result, would not, by itself, cause the spin-off to be taxable to NACCO under Section 355(e) of the Code.

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

US Government trade actions could have a material adverse effect on Hamilton Beach Brands Holding Company’s subsidiaries, financial position, and results of operation.

On March 8, 2018, the President of the U.S. issued a Proclamation to indefinitely impose a 25 percent tariff on certain imported steel products and a 10 percent tariff on certain imported aluminum products under Section 232 of the Trade Expansion Act of 1962. On March 22, 2018 the President of the U.S. announced his decisions on the actions that the U.S. government will take based on the findings in an investigation under Section 301 of the Trade Act of 1974. In June and July 2018, the Trump Administration began imposing a 25 percent tariff on approximately $50 billion worth of imports from China. In September 2018, the Trump Administration began imposing a 10 percent tariff on an additional $200 billion worth of imports from China, announced plans to increase the tariff to 25% and then announced that the increase is delayed indefinitely pursuant to U.S.-China trade negotiations.  The Section 301 tariffs are imposed for an indefinite period of time, which could possibly be affected by U.S.-China trade negotiations. These tariffs, along with any additional tariffs or other trade actions that may be implemented, may increase the cost of certain materials and/or products that we import from China, thereby adversely affecting our profitability. These actions could require us to raise our prices, which could decrease demand for our products. As a result, these actions, including actual and potential retaliatory measures by China, may adversely impact the Company. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.

The amount and frequency of dividend payments made on Hamilton Beach Holding’s common stock could change.

The Company's board of directors (the "Board") has the power to determine the amount and frequency of the payment of dividends. Decisions regarding whether or not to pay dividends and the amount of any dividends are based on earnings, capital, and future expense requirements, financial conditions, contractual limitations and other factors our Board may consider.

Certain members of the extended founding family of NACCO own a substantial amount of Hamilton Beach Brands Holding Company's Class A and Class B common stock, and if they were to act in concert, could control the outcome of director elections and other stockholder votes on significant actions.

Hamilton Beach Holding has two classes of common stock: Class A common stock ("Class A Common") and Class B common stock ("Class B Common"). Holders of Class A Common will be entitled to cast one vote per share and, as of December 31, 2018, accounted for approximately 17.36% of the voting power of Hamilton Beach Holding. Holders of Class B Common are entitled to cast ten votes per share and, as of December 31, 2018, accounted for the remaining voting power of Hamilton Beach Holding. As of December 31, 2018, certain members of NACCO’s extended founding family held approximately 35.95% of Hamilton Beach Brands Holding Company's Class A Common and 76.00% of Hamilton Beach Brands Holding Company’s Class B Common. On the basis of this common stock ownership, certain members of NACCO’s extended founding family could exercise 69.04% of Hamilton Beach Holding’s total voting power. Although there is no voting agreement among such family members, in writing or otherwise, if they were to act in concert, they would exert significant control over the outcome of director elections and other stockholder votes on significant actions, such as certain amendments to Hamilton Beach Holding’s amended and restated certificate of incorporation and sales of Hamilton Beach Holding or substantially all of its assets. Because such family members could prevent other stockholders from exercising significant influence over significant corporate actions, Hamilton Beach Holding may be a less attractive takeover target, which could adversely affect the market price of its common stock.

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

The Company is an “emerging growth company” and as a result of the reduced disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors and the reduced disclosures may make it more difficult to compare our performance with other public companies.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

A. Hamilton Beach Brands
The following table presents the principal distribution and office facilities owned or leased by HBB:

Owned/
Facility Location	Leased	Function(s) (2)
Glen Allen, Virginia	Leased	Corporate headquarters
Geel, Belgium	(1)	Distribution center
Shenzhen, People's Republic of China	(1)	Distribution center
Mexico City, Mexico	Leased	Mexico sales and administrative headquarters
Olive Branch, Mississippi	Leased	Distribution center
Picton, Ontario, Canada	Leased	Distribution center
Southern Pines, North Carolina	Owned	Service center for customer returns; catalog distribution center; parts distribution center
Shenzhen, People's Republic of China	Leased	Administrative office
Markham, Ontario, Canada	Leased	Canada sales and administration headquarters
City of Sao Paulo, Sao Paulo, Brazil	Leased	Brazil sales and administrative headquarters
Jundiai, Sao Paulo, Brazil	(1)	Distribution center
Shanghai, People's Republic of China	Leased	Sales office
Suzhou, People's Republic of China	(1)	Distribution center
Independence, Ohio	Leased	Weston Brands sales office
Tultitlan, Mexico	(1)	Distribution center

(1)	This facility is not owned or leased by HBB. This facility is managed by a third-party distribution provider.

(2)	Sales offices are also leased in several cities in the U.S., Canada, China and Mexico.
B. The Kitchen Collection

KC leases its corporate headquarters building and the KC warehouse/distribution facility in Chillicothe, Ohio. KC leases its retail stores. A typical store is approximately 3,000 square feet. At December 31, 2018, KC operated 189 stores.

Item 3. LEGAL PROCEEDINGS
The information required by this Item 3 is set forth in Note 11 "Contingencies" included in our Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.
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
The following tables set forth as of March 6, 2019 the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers.
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

Gregory H. Trepp	57
President and Chief Executive Officer of Hamilton Beach Holding (from September 2017); President and Chief Executive Officer of HBB (from prior to 2013); Chief Executive Officer of KC (from prior to 2013)
			Interim President of KC (from November 2013 to December 2014).
Gregory E. Salyers	58	Senior Vice President, Global Operations of HBB (from prior to 2013)
R. Scott Tidey	54	Senior Vice President, North America Sales and Marketing of HBB (from prior to 2013)
Keith B. Burns	62	Vice President, Engineering and Information Technology of HBB (from prior to 2013)
Michelle O. Mosier	53	Successor Vice President, Chief Financial Officer and Treasurer of Hamilton Beach Holding (since October 2018); Successor Vice President and Chief Financial Officer of HBB (since October 2018)	Chief Financial Officer for United Sporting Companies (from September 2015 to June 2018) and Controller for Reynolds Groups Holdings Limited (from September 2011 to August 2015).
Dana B. Sykes	57
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

Robert O. Strenski	62	President of KC (from January 2015)	Vice President, General Merchandise Manager of KC (from February 2014 to December 2014); General Merchandise Manager of KC (from June 2013 to January 2014).

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Hamilton Beach Brands Holding Company's Class A Common is traded on the New York Stock Exchange under the ticker symbol “HBB.” Because of transfer restrictions, no trading market has developed, or is expected to develop, for the Company's Class B Common. The Class B Common is convertible into Class A Common on a one-for-one basis.
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
At December 31, 2018 and 2017, there were 772 and 789, respectively, Class A Common stockholders of record and 892 and 864, respectively, Class B common stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 15, 2018, the Company's Board approved the repurchase of up to $25 million of the Company's outstanding Class A Common through December 31, 2019. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A Common. As of December 31, 2018, the Company had no repurchases under this program.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth the Company's selected historical financial data as of and for each of the periods indicated. This information is only a summary and should be read in conjunction with the historical consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31
	2018	2017	2016	2015
	(In thousands, except per share data)
Operating Statement Data:
Revenue	$743,179	$740,749	$745,357	$767,826
Operating profit	$32,319	$38,135	$43,374	$35,554
Net income	$21,784	$17,905	$26,179	$19,711

Basic and diluted earnings per share (1)	$1.59	$1.31	$1.91	$1.44

Balance Sheet Data at December 31:
Total assets	$330,427	$326,233	$310,833	$310,128
Long-term portion of revolving credit agreements	$35,000	$20,000	$26,000	$50,000
Stockholders' equity	$65,438	$46,408	$65,268	$82,824

Cash Flow Data:
Provided by operating activities	$11,824	$33,440	$62,563	$26,488
Used for investing activities	$(8,064)	$(7,353)	$(5,925)	$(6,543)
Used for financing activities	$(9,255)	$(26,602)	$(61,837)	$(10,088)

Other Data:
Cash dividends to NACCO Industries, Inc.	$—	$(38,000)	$(42,000)	$(15,000)
Cash dividends on Class A Common and Class B Common (2)	$(4,658)	$(1,162)	n/a	n/a
Per share data:
Cash dividends on Class A Common and Class B Common (2)	$0.340	$0.085	n/a	n/a
Market value at December 31 (2)	$23.46	$25.69	n/a	n/a
Stockholders' equity at December 31	$4.77	$3.39	$4.77	$6.06

Actual shares outstanding at December 31 (1)	13,713	13,673	13,673	13,673
Basic weighted average shares outstanding (1)	13,699	13,673	13,673	13,673
Diluted weighted average shares outstanding (1)	13,731	13,685	13,673	13,673
Total employees at December 31	1,495	1,600	1,600	1,700

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
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities (if any). Actual results could differ from those estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition: Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenue. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promised good or service that is distinct. The Company has elected to account for shipping and handling activities performed after a customer obtains control of the goods as activities to fulfill the promise to transfer the goods, and therefore these activities are not assessed as a separate service to customers.

The amount of consideration received and revenue recognized varies with changes in returns and consideration paid to customers for incentives and advertising arrangements. To estimate variable consideration, the Company applies both the expected value method and most likely amount method based on the form of variable consideration, according to which method would provide the better prediction. The expected value method involves a probability weighted determination of the expected amount, whereas the most likely amount method identifies the single most likely outcome in a range of possible amounts.

If future trends were to change significantly from those experienced in the past, incremental reductions to revenue may result based on this new experience. If the Company's estimate of average return rates as of December 31, 2018 were to increase by one percent, the reserves for product returns would increase and revenue would be reduced by $0.1 million. If the Company's accrued incentives and cooperative advertising balance as of December 31, 2018 were to increase by one percent, the reserve for accrued incentives and cooperative advertising would increase and revenue would be reduced by $0.1 million. The Company's past results of operations have not been materially affected by a change in the estimate of product discounts, and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change these estimates in the future.

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
Changes to the estimate of any of these factors could result in a material change to the Company's pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2018 assumptions are used to calculate 2019 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2019 of approximately $0.3 million for the plans. A one percentage-point change in the discount rate would result in a change in pension expense for 2019 by approximately $0.1 million. A one percentage-point increase in the discount rate would have lowered the plans’ projected benefit obligation as of the end of 2018 by approximately $1.6 million; while a one percentage-point decrease in the discount rate would have raised the plans’ projected benefit obligation as of the end of 2018 by approximately $1.9 million.

Environmental Liabilities: HBB and environmental consultants are investigating or remediating historical environmental contamination at some current and former sites operated by HBB or by businesses it acquired. Liabilities for environmental matters are recorded in the period when it is determined to be probable and reasonably estimable that the Company will incur costs. When only a range of amounts is reasonably estimable and no amount within the range is more probable than another, the Company records the low end of the range. Environmental liabilities are recorded on an undiscounted basis and recorded in selling, general, and administrative expenses. As a portion of environmental remediation liabilities are expected to be recoverable through state agencies, such amounts are recognized as a reduction to selling, general, and administrative expenses and included in prepaid expenses and other current assets (current portion) and other non-current assets until settled. If the Company's environmental liability balance as of December 31, 2018 were to increase by one percent, the reserve and selling, general, and administrative expenses would increase by $0.1 million.

CONSOLIDATED FINANCIAL SUMMARY

The consolidated financial summary of the Company includes the required intercompany eliminations between its reportable segments. Costs incurred as a stand-alone public entity are allocated to the HBB segment. Detailed comparisons of revenue and operating profit (loss) are presented in the discussions of the reportable segments, which follow Hamilton Beach Holding results discussion.

2018 Compared with 2017

The consolidated results of operations for Hamilton Beach Holding were as follows for the years ended December 31:

	Year Ended December 31
	2018	% of Revenue	2017	% of Revenue	$ Change	% Change

Revenue	$743,179	100.0%	$740,749	100.0%	$2,430	0.3%
Cost of sales	554,167	74.6%	546,928	73.8%	7,239	1.3%
Gross profit	189,012	25.4%	193,821	26.2%	(4,809)	(2.5)%
Selling, general and administrative expenses	155,312	20.9%	154,305	28.2%	1,007	0.7%
Amortization of intangible assets	1,381	0.2%	1,381	0.7%	—	—%
Operating profit	32,319	4.3%	38,135	5.1%	(5,816)	(15.3)%
Interest expense, net	3,277	0.4%	1,830	0.2%	1,447	79.1%
Other expense, net	1,013	0.1%	228	—%	785	344.3%
Income before income taxes	28,029	3.8%	36,077	4.9%	(8,048)	(22.3)%
Income tax expense	6,245	0.8%	18,172	2.5%	(11,927)	(65.6)%
Net income	$21,784	2.9%	$17,905	2.4%	$3,879	21.7%

Effective income tax rate	22.3%	50.4%

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Revenue - Revenue increased $2.4 million, or 0.3% during 2018. HBB's revenue increased 3.0% primarily due to higher sales volume and sales of new and higher-priced products. The increase at HBB was partially offset by KC's decline in revenue of 11.7% attributable to lower comparable store sales and the loss of sales from the closure of underperforming stores since 2017.

Cost of sales - Cost of sales increased $7.2 million, or 1.3% during 2018. The increase is primarily due to higher HBB warehouse, transportation, and product costs, offset by KC's lower cost of sales primarily due to the lower comparable store sales.

Selling, general and administrative expenses - Selling, general and administrative expenses increased $1.0 million, or 0.7% during 2018. The increase is primarily due to HBB's increased legal and professional service fees and employee-related expenses, partially offset by KC's lower selling, general and administrative expenses primarily due to benefits realized from closing unprofitable stores and reduction in employee-related expenses at corporate headquarters.

Operating profit - Operating profit decreased $5.8 million, or 15.3% during 2018. As a percentage of sales, operating profit declined from 5.1% to 4.3%. The decrease is primarily due to KC's higher operating loss due to lower comparable store sales. HBB's operating profit as a percentage of sales also declined primarily due to higher warehouse, transportation, and product costs and increases in selling, general and administrative expenses.

Interest expense, net - Interest expense, net increased $1.4 million primarily due to an increase in average borrowings outstanding under HBB's revolving credit facility and higher average interest rates.

Other expense, net - Other expense, net increased $0.8 million primarily due to foreign currency losses as the Mexican peso weakened against the U.S. dollar during the period.

Income tax expense - The Company recognized income tax expense of $6.2 million on income before income taxes of $28.0 million (an effective tax rate of 22.3%). The effective income tax rate decreased from 50.4% in 2017 primarily due to a $4.7 million provisional tax charge resulting from the reduction in the U.S. federal corporate tax rate in 2018 as a result of the Tax Cuts and Jobs Act (the "Tax Act") and the absence of non-deductible spin-off related expenses incurred in the prior year to effect the spin-off from NACCO.

2017 Compared with 2016

The consolidated results of operations for Hamilton Beach Holding were as follows for the years ended December 31:

	Year Ended December 31
	2017	% of Revenue	2016	% of Revenue	$ Change	% Change

Revenue	$740,749	100.0%	$745,357	100.0%	$(4,608)	(0.6)%
Cost of sales	546,928	73.8%	551,586	74.0%	(4,658)	(0.8)%
Gross profit	193,821	26.2%	193,771	26.0%	50	—%
Selling, general and administrative expenses	154,305	20.8%	149,016	20.0%	5,289	3.5%
Amortization of intangible assets	1,381	0.2%	1,381	0.2%	—	—%
Operating profit	38,135	5.1%	43,374	5.8%	(5,239)	(12.1)%
Interest expense, net	1,830	0.2%	1,374	0.2%	456	33.2%
Other expense, net	228	—%	837	0.1%	(609)	(72.8)%
Income before income taxes	36,077	4.9%	41,163	5.5%	(5,086)	(12.4)%
Income tax expense	18,172	2.5%	14,984	2.0%	3,188	21.3%
Net income	$17,905	2.4%	$26,179	3.5%	$(8,274)	(31.6)%

Effective income tax rate	50.4%	36.4%

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Revenue - Revenue decreased $4.6 million, or 0.6% during 2017. KC's revenue decreased $15.8 million primarily due to a decline in comparable store sales and the loss of sales from closing unprofitable stores during 2017 and 2016. This decrease in KC was partially offset by HBB's revenue increase of $9.9 million primarily due to an increase in sales of new, higher-priced products.

Cost of sales - Cost of sales decreased $4.7 million, or 0.8% during 2017. HBB’s cost of sales increased primarily due to the increase in revenue while KC’s cost of sales declined as revenue declined. As a percentage of revenue, cost of sales was relatively flat.

Selling, general and administrative expenses - Selling, general and administrative expenses increased $5.3 million or 3.5% during 2017. The increase is primarily due to HBB's recognition of one-time costs related to the spin-off and an increase in employee-related costs. The increase at HBB was partially offset by KC's lower selling, general and administrative expenses primarily due to benefits realized from closing unprofitable stores and reduction in employee-related expenses at corporate headquarters.

Operating profit - Operating profit decreased $5.2 million, or 12.1%. As a percentage of sales, operating profit declined from 5.8% to 5.1%. The decrease is primarily due to KC's increased operating loss due to lower comparable store sales. HBB's operating profit as a percentage of sales also declined primarily due to the increase in selling, general and administrative expenses.

Interest expense, net - Interest expense, net increased $0.5 million primarily due to an increase in average borrowings outstanding under HBB's revolving credit facility.

Other expense, net - Other expense, net decreased $0.6 million primarily due to foreign currency gains as the Mexican peso strengthened against the U.S. dollar during the period.

Income tax expense - The Company recognized income tax expense of $18.2 million on income before income taxes of $36.1 million (an effective tax rate of 50.4%). The increase in income tax expense and the change in the effective tax rate was primarily due to the impact of the Tax Act and the nondeductible nature of certain costs incurred related to the spin-off. As a result of the Tax Act and pursuant to SAB 118, the Company recorded a $4.7 million provisional tax charge, primarily associated with the remeasurement of deferred tax amounts, the non-deductible nature of certain employee compensation and a one-time transitional tax on certain unremitted earnings of non-U.S. subsidiaries.

SEGMENT RESULTS

Hamilton Beach Brands, Inc.

HBB’s business is seasonal and a majority of the revenue and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

2018 Compared with 2017

The results of operations for HBB were as follows for the years ended December 31:

	Year Ended December 31		% of Revenue
	2018	2017	2018	2017
Revenue	$633,771	$615,071	100.0%	100.0%
Cost of sales	495,544	479,367	78.2%	77.9%
Gross profit	138,227	135,704	21.8%	22.1%
Operating expenses	98,658	94,217	15.6%	15.3%
Operating profit	$39,569	$41,487	6.2%	6.7%
The following table identifies the components of the change in revenue for 2018 compared with 2017:

Revenue
2017	$615,071
Increase (decrease) from:
Unit volume and product mix	14,057
Average sales price	6,485
Foreign currency	(1,842)
2018	$633,771

Revenue for 2018 increased $18.7 million, or 3.0%, primarily due to higher sales volume in the international consumer retail market and increased sales of new and higher-priced products, mainly in the U.S consumer and global commercial markets. Unfavorable foreign currency movements partially offset the increase in revenue as the Mexican peso, Brazilian Real and Canadian dollar weakened against the U.S. dollar during 2018.

The following table identifies the components of the change in operating profit for 2018 compared with 2017:

Operating Profit
2017	$41,487
Increase (decrease) from:
Selling, general and administrative expenses	(4,442)
Gross profit	2,114
Foreign currency	410
2018	$39,569

HBB's operating profit for 2018 decreased $1.9 million, or 4.6%. As a percentage of revenue, operating profit declined from 6.7% to 6.2%. The decrease as a percentage of sales is driven by higher warehouse, transportation and product costs as well as an increase in selling, general and administrative expenses.

The increase in selling, general and administrative expenses was primarily due to increased legal and professional service fees of $2.7 million, higher employee-related expenses of $2.8 million and increased advertising expenses of $2.5 million, which were partially offset by the absence of $2.5 million of one-time costs incurred in the prior year to effect the spin-off from NACCO. Legal and professional service fees increased mainly due to patent litigation expenses and the increase in employee-related expenses was mainly due to merit compensation increases, as well as additional headcount to support HBB's strategic initiatives. Advertising expenses increased primarily due to increased consumer advertising campaigns to support the fall holiday-selling season.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Gross profit increased mainly as a result of increased sales of higher-margin products in the international consumer, U.S.
consumer and global commercial markets during 2018. As a percentage of revenue, gross profit declined from 22.1% to 21.8% primarily due to increased warehouse, transportation, and product costs.

2017 Compared with 2016

The results of operations for HBB were as follows for the years ended December 31:

	Year Ended December 31		% of Revenue
	2017	2016	2017	2016
Revenue	$615,071	$605,170	100.0%	100.0%
Cost of sales	479,367	476,756	77.9%	78.8%
Gross profit	135,704	128,414	22.1%	21.2%
Operating expenses	94,217	85,381	15.3%	14.1%
Operating profit	$41,487	$43,033	6.7%	7.1%

The following table identifies the components of the change in revenue for 2017 compared with 2016:

Revenue
2016	$605,170
Increase (decrease) from:
Unit volume and product mix	9,181
Foreign currency	1,085
Average sales price	(365)
2017	$615,071

Revenue for 2017 increased $9.9 million, or 1.6%, primarily due to an increase in sales of new, higher-priced products, mainly in the international consumer retail market, and favorable foreign currency movements as the Canadian dollar strengthened against the U.S. dollar during 2017.

The following table identifies the components of the change in operating profit for 2017 compared with 2016:

Operating Profit
2016	$43,033
Increase (decrease) from:
Selling, general and administrative expenses	(8,836)
Gross profit	6,719
Foreign currency	571
2017	$41,487

HBB's operating profit decreased $1.5 million, or 3.6%, in 2017 primarily as a result of an $8.8 million increase in selling, general and administrative expenses, partially offset by a $6.7 million increase in gross profit. The improvement in gross profit was due to a $9.9 million increase in revenue, partially offset by a $2.6 million increase in cost of sales.

The improvement in gross margin, which was 22.1% for 2017 compared with 21.2% for 2016, was primarily due to $6.6 million in lower product costs and a $3.2 million favorable shift in sales to higher-margin and higher-priced products. Increased warehouse and transportation costs of $1.8 million and inventory adjustments of $1.2 million partially offset the improvement in gross margin.

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

The Kitchen Collection, LLC

KC's business is seasonal, and a majority of its revenue and operating profit is typically earned in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.
At December 31, 2018, KC operated 189 stores compared with 210 stores at December 31, 2017.
2018 Compared with 2017
The results of operations for KC were as follows for the years ended December 31:

	Year Ended December 31		% of Revenue
	2018	2017	2018	2017
Revenue	$113,469	$128,520	100.0%	100.0%
Cost of sales	62,750	70,470	55.3%	54.8%
Gross profit	50,719	58,050	44.7%	45.2%
Operating expenses	58,035	61,468	51.1%	47.8%
Operating loss	$(7,316)	$(3,418)	(6.4)%	(2.7)%
The following table identifies the components of the change in revenue for 2018 compared with 2017

Revenue
2017	$128,520
Increase (decrease) from:
Comparable stores	(11,544)
Closed stores	(4,976)
Other	(169)
New stores	1,638
2018	$113,469
Revenue for 2018 decreased $15.0 million, or 11.7%, primarily due to lower comparable store sales and the loss of sales from the closure of underperforming stores since 2017. The decrease in comparable store sales was due to a decline in consumer traffic, which resulted in a decline in the number of transactions, and a modest decrease in the average sales transaction value. These decreases were partially offset by full 2018 year sales at newly opened stores during 2017.
The following table identifies the components of change in operating loss for 2018 compared with 2017:

Operating loss
2017	$(3,418)
(Increase) decrease from:
Comparable stores	(4,990)
Closed stores	711
Selling, general and administrative expenses	223
New stores	158
2018	$(7,316)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

KC's operating loss increased $3.9 million primarily due to lower comparable store sales. The operating loss from the comparable store sales decline was partially offset by the benefits realized from closing unprofitable stores and a decrease in selling, general, and administrative expenses. The net decrease in selling, general and administrative expenses was mainly due to a reduction in employee-related expenses of $0.7 million at corporate headquarters, partially offset by $0.4 million of non-recurring litigation expenses and higher store-level impairment charges of $0.1 million in 2018 compared with 2017.

2017 Compared with 2016

The results of operations for KC were as follows for the years ended December 31:

	Year Ended December 31		% of Revenue
	2017	2016	2017	2016
Revenue	$128,520	$144,351	100.0%	100.0%
Cost of sales	70,470	78,960	54.8%	54.7%
Gross profit	58,050	65,391	45.2%	45.3%
Operating expenses	61,468	65,015	47.8%	45.0%
Operating (loss) profit	$(3,418)	$376	(2.7)%	0.3%

The following table identifies the components of the change in revenue for 2017 compared with 2016:

Revenue
2016	$144,351
Increase (decrease) from:
Comparable stores	(10,049)
Closed stores	(9,752)
New stores	3,373
Other	597
2017	$128,520

Revenue decreased 11.0% in 2017. The decrease is primarily due to a decline in comparable store sales and the loss of sales from closing unprofitable stores during 2017. The decrease in comparable store sales is mainly attributable to fewer customer visits and a reduction in store transactions as a result of reduced consumer traffic as well as a decline in the average sales transaction value. These decreases were partially offset by sales at newly opened stores.

The following table identifies the components of the change in operating profit (loss) for 2017 compared with 2016:

Operating profit (loss)
2016	$376
Increase (decrease) from:
Comparable stores	(3,695)
New stores	(507)
Lease termination costs	(435)
Selling, general and administrative expenses	692
Closed stores	151
2017	$(3,418)
KC reported an operating loss of $3.4 million in 2017 compared with operating profit of $0.4 million in 2016 primarily as a result of a decline in comparable store sales and lease termination costs incurred for the closure of unprofitable stores. These decreases were partially offset by lower selling, general and administrative expenses at corporate headquarters, primarily due to a $0.7 million reduction in employee-related expenses.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

Hamilton Beach Brands Holding Company operates through its wholly-owned subsidiaries, HBB and KC, thus the only material assets held by it are the investments in consolidated subsidiaries. Substantially all of its cash flows are provided by dividends paid or distributions made by its subsidiaries. As a result, certain statutory limitations or regulatory or financing agreements could affect the levels of distributions allowed to be made by its subsidiaries. The following is a discussion of the changes in the Company's cash flows at December 31, 2018 compared with December 31, 2017 and December 31, 2017 compared with December 31, 2016.
December 31, 2018 Compared with December 31, 2017

	2018	2017	Change
Operating activities:
Net income	$21,784	$17,905	$3,879
Depreciation and amortization	5,309	5,611	(302)
Deferred income taxes	4,947	3,942	1,005
Share-based compensation expense	3,618	323	3,295
Other	1,485	(941)	2,426
Net changes in operating assets and liabilities	(25,319)	6,600	(31,919)
Net cash provided by operating activities	11,824	33,440	(21,616)

Investing activities:
Expenditures for property, plant and equipment	(8,076)	(7,374)	(702)
Other	12	21	(9)
Net cash used for investing activities	(8,064)	(7,353)	(711)
Cash flow before financing activities	3,760	26,087	(22,327)

Financing activities:
Net (reductions) additions to revolving credit agreements	(4,597)	12,630	(17,227)
Cash dividends on Class A Common and Class B Common	(4,658)	(1,162)	(3,496)
Cash dividends to NACCO Industries, Inc.	—	(38,000)	38,000
Other	—	(70)	70
Net cash used for financing activities	(9,255)	(26,602)	17,347

Decrease in cash for the year	$(4,554)	$(434)	$(4,120)
Operating activities - Net cash provided by operating activities decreased by $21.6 million in 2018 primarily due to the net changes in operating assets and liabilities.

HBB's net cash provided by operating activities decreased by $9.8 million in 2018 compared with 2017 primarily due to the changes in working capital and the decline in the accounts payable to NACCO. The change in working capital is attributable to a decrease in accounts payable in 2018 compared with a large increase in 2017, which was partially offset by a decrease in accounts receivable in 2018 compared with a large increase in 2017 and a larger increase in inventory during 2017 compared with 2018. The change in accounts payable is mainly due to the timing of purchases and the change in accounts receivable, after consideration for the effect of the adoption of the new revenue standard in 2018, is mainly attributable to the timing of collections. The increase in inventory is primarily due to lower sales in the second half of 2018 compared with the sales forecast and higher product costs compared to 2017. The decline in the accounts payable to NACCO is primarily due to payments made to NACCO during 2018 under the tax allocation agreement.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

KC changes in net cash used for operating activities of $11.8 million in 2018 compared with 2017 is primarily due to the change in working capital. The change in KC's working capital are attributable to a larger decrease in inventory and accounts payable during 2017 compared with 2018. The change in inventory is attributable to optimizing store inventory levels in 2018 and the change in accounts payable is primarily due to timing of inventory purchases.

Investing activities - Net cash used for investing activities increased in 2018 primarily due to an increase in capital expenditures for internal-use software development costs and corporate office leasehold improvements at HBB.

Financing activities - Net cash used for financing activities decreased $17.2 million primarily due to the absence of the 2017 cash dividends of $38.0 million paid to NACCO, partially offset by increased repayments on HBB's revolving credit facility in 2018 and dividend payments to stockholders in 2018.

December 31, 2017 Compared with December 31, 2016

	2017	2016	Change
Operating activities:
Net income	$17,905	$26,179	$(8,274)
Depreciation and amortization	5,611	6,226	(615)
Deferred income taxes	3,942	1,787	2,155
Other	(618)	(727)	109
Net changes in operating assets and liabilities	6,600	29,098	(22,498)
Net cash provided by operating activities	33,440	62,563	(29,123)

Investing activities:
Expenditures for property, plant and equipment	(7,374)	(6,002)	(1,372)
Other	21	77	(56)
Net cash used for investing activities	(7,353)	(5,925)	(1,428)
Cash flow before financing activities	26,087	56,638	(30,551)

Financing activities:
Net additions (reductions) to revolving credit agreements	12,630	(19,651)	32,281
Cash dividends on Class A Common and Class B Common	(1,162)	—	(1,162)
Cash dividends to NACCO Industries, Inc.	(38,000)	(42,000)	4,000
Other	(70)	(186)	116
Net cash used for financing activities	(26,602)	(61,837)	35,235

Decrease in cash for the year	$(434)	$(5,458)	$5,024

Operating activities - Net cash provided by operating activities decreased by $29.1 million in 2017 primarily due to the changes in working capital.

HBB's net cash provided by operating activities decreased by $29.9 million during 2017 compared to 2016 primarily due to changes in working capital for inventory and accounts receivable. Inventory increased in 2017 compared with a decrease in 2016, primarily due to higher sales forecasts during 2017. Accounts receivable had a larger increase in 2017 compared with 2016, primarily attributable to higher sales and timing of collections.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Partially offsetting the decrease at HBB, KC's net cash provided by operating activities increased by $0.8 million primarily due to changes in working capital. The change in working capital was attributable to a decrease in inventory during 2017 compared with an increase during 2016, partially offset by a decrease in accounts payable during 2017 compared with an increase during 2016. The decrease in inventory during 2017 was primarily due to the 2017 store closures and lower inventory per store at December 31, 2017. Additionally, the decrease in accounts payable during 2017 was due to the timing of inventory purchases.

Investing activities - Net cash used for investing activities increased in 2017 primarily due to an increase in capital expenditures for internal-use software development costs and corporate office leasehold improvements at HBB.

Financing activities - Net cash used for financing activities decreased $35.2 million primarily due to increased borrowings under HBB's revolving credit facility in 2017 to fund working capital.

Financing Activities

HBB: HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021, at which time borrowings outstanding are required to be repaid. The current portion of borrowings outstanding represents expected voluntary repayments to be made in 2019. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $294.3 million as of December 31, 2018. At December 31, 2018, the borrowing base under the HBB Facility was $114.7 million and borrowings outstanding were $45.7 million. At December 31, 2018, the excess availability under the HBB Facility was $68.9 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, as of December 31, 2018, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.75%, respectively. The applicable margins, as of December 31, 2018, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.75%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility at December 31, 2018 was 3.45% including the floating rate margin and the effect of the interest rate swap agreements.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $35.0 million at December 31, 2018 at a fixed interest rate of 1.5%. HBB also has delayed start interest rate swaps with notional values totaling $10.0 million at December 31, 2018, with fixed rates of 1.7%. See Note 2 and Note 8 to the Consolidated Financial Statements in this Form 10-K for further discussion of HBB's interest rate swap agreements.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Dividends to Hamilton Beach Holding are not to exceed $5.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $15.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2018, HBB was in compliance with all financial covenants in the HBB Facility.

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

KC: KC has a $20.0 million secured revolving line of credit that expires in October 2022 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all of KC's assets. The approximate book value of KC's assets held as collateral under the KC Facility was $34.2 million as of December 31, 2018. At December 31, 2018, the borrowing base and excess availability under the KC Facility was $13.6 million. KC had no borrowings outstanding under the KC Facility as of December 31, 2018.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75% as of December 31, 2018. The KC Facility also requires a fee of 0.25% per annum on the unused commitment.

The KC Facility allows for the payment of dividends to Hamilton Beach Holding, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $10.0 million after giving effect to such payment. At December 31, 2018, KC was in compliance with all financial covenants in the KC Facility.

KC believes funds available from cash on hand and the KC Facility will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the KC Facility.

Contractual Obligations, Contingent Liabilities and Commitments

Following is a table which summarizes the contractual obligations of Hamilton Beach Holding as of December 31, 2018:

	Payments Due by Period
Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
Revolving credit agreements	$46,624	$891	$—	$45,733	$—	$—	$—
Variable interest payments on HBB Facility	4,376	2,530	1,454	392	—	—	—
Purchase and other obligations	261,489	254,826	3,503	3,056	104	—	—
Operating leases	74,607	20,705	14,092	8,863	5,376	3,660	21,911
Total contractual cash obligations	$387,096	$278,952	$19,049	$58,044	$5,480	$3,660	$21,911

Not included in the table above, HBB has a long-term liability of approximately $0.3 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2018. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.

HBB’s variable interest payments are calculated based upon HBB's anticipated payment schedule and the December 31, 2018 base rate and applicable margins, as defined in the HBB Facility. A 1/8% increase in the base rate would increase HBB’s estimated total annual interest payments on the HBB Facility by approximately $0.4 million.

The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

An event of default, as defined in the HBB Facility and in operating lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.

Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s decisions to contribute above the minimum regulatory funding requirements. As a result, pension funding has not been included in the table above. HBB does not expect to contribute to its pension plans in 2019. Pension benefit payments are made from assets of the pension plans.

Off Balance Sheet Arrangements

The Company has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.

Capital Expenditures

The Company's capital expenditures were $8.1 million and $7.3 million for the years ended December 31, 2018 and 2017, respectively. Planned capital expenditures for 2019 are $4.8 million which is primarily for the continued investment in the Company's information technology infrastructure, and HBB's tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

The Company's working capital is significantly affected by the seasonality of the segments. The following is a discussion of the changes in the Company's capital structure at December 31, 2018 compared with December 31, 2017 and December 31, 2017 compared with December 31, 2016.

December 31, 2018 Compared with December 31, 2017

	2018	2017	Change
Cash and cash equivalents	$6,352	$10,906	$(4,554)
Other net tangible assets	94,938	74,695	20,243
Goodwill and intangible assets, net	10,772	12,153	(1,381)
Net assets	112,062	97,754	14,308
Total debt	(46,624)	(51,346)	4,722
Total equity	$65,438	$46,408	$19,030
Debt to total capitalization	41.6%	52.5%	(10.9)%

Other net tangible assets - Other net tangible assets increased by $20.2 million in 2018 compared with 2017. HBB's other net tangible assets increased $18.6 million from December 31, 2017 primarily due to increased inventory and property, plant and equipment, partially offset by a decreases in accounts receivable and pension assets. The increase in inventory is primarily due to lower sales in the second half of 2018 compared with the sales forecast and higher product costs compared with 2017. Property, plant and equipment increased due to higher internal-use software development costs and capitalized corporate office leasehold improvements in 2018. The change in accounts receivable, after consideration for the effect of the adoption of the new revenue standard in 2018, is mainly attributable to the timing of collections and the decrease in pension assets is due to the change in actual return on plan assets during 2018 compared to 2017. KC's other net tangible assets increased $1.5 million from December 31, 2017 primarily due to a decrease in accounts payable partially offset by a decrease in inventory. The decrease in accounts payable during 2018 was due to the timing of inventory purchases and the decrease in inventory is attributable to optimizing store inventory levels in 2018.

Total debt - Total debt decreased $4.7 million from December 31, 2017 primarily due to the cash provided by operations which was used in part to repay outstanding borrowings on HBB's revolving credit facility in 2018.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

December 31, 2017 Compared with December 31, 2016

	2017	2016	Change
Cash and cash equivalents	$10,906	$11,340	$(434)
Other net tangible assets	74,695	79,107	(4,412)
Goodwill and intangible assets, net	12,153	13,535	(1,382)
Net assets	97,754	103,982	(6,228)
Total debt	(51,346)	(38,714)	(12,632)
Total equity	$46,408	$65,268	$(18,860)
Debt to total capitalization	52.5%	37.2%	15.3%

Other net tangible assets - Other net tangible assets decreased by $4.4 million in 2017 compared with 2016. KC's other net tangible assets decreased $6.7 million from December 31, 2016 primarily due to decreased inventory partially offset by an increase in accounts payable. The decrease in inventory during 2017 was primarily due to the 2017 store closures and lower inventory per store at December 31, 2017. Additionally, the decrease in accounts payable during 2017 was due to the timing of inventory purchases. The decrease in KC's other net tangible assets was partially offsetting a $2.2 million increase in HBB primarily due to an increase in receivables attributable to higher sales in 2017 compared to 2016.

Total debt - Total debt increased $12.6 million from December 31, 2016 primarily due to dividend payments to NACCO and funding of working capital.

OUTLOOK

HBB: Changing consumer buying patterns, including an increasing percentage of consumers who are purchasing housewares online, create both opportunities and uncertainty for the growth prospects within the small appliance category, and for individual retailers and industry participants. In 2019, the U.S. industry market for small kitchen appliances is expected to grow modestly, and the international and commercial markets in which HBB participates are expected to grow moderately, compared with 2018.

In 2018, HBB introduced 90 new products designed to meet specific research-driven customer needs and to align with evolving consumer trends. HBB continues to focus on strengthening the market position of its various product lines through product innovation, increased placements, promotions and branding programs. HBB will continue to leverage its strong brand portfolio by introducing new innovative products, as well as upgrading certain existing products across a wide range of brands, price points and categories in both the consumer and commercial marketplaces.

HBB continues to add products and brands that can be distributed in high-end or specialty stores and on the internet, including "only-the-best" products sold under the Wolf Gourmet®, Weston®, Hamilton Beach® Professional and CHI® brand names. Sales of these products are expected to continue strong growth in the coming years, supported by consumer demand for premium kitchen appliances and by the continued introduction of new products for each brand. HBB also expects its growing global commercial business to benefit from broader distribution of several newer products, including its new Quantum® high-performance commercial blender, Otto™ The Juice Extractor, and the PrimaVac™ Vacuum Sealers line. HBB maintains a robust consumer and commercial product pipeline of new or enhanced products, which is expected to affect both revenue and operating profit positively in 2019 and in future years.

In 2019, HBB expects revenue to increase modestly compared with 2018 as a result of the continued successful implementation of its Strategic Initiatives, including new consumer and commercial product introductions, the sale of higher-priced products, "only-the-best" placements, and continued expansion in the e-commerce channel and international markets. Operating profit in the first half of 2019 is expected to be modestly lower than the first half of 2018, while operating profit in the second half is expected to increase over the prior-year period. Firmer commitments for the second half of the year and the fall holiday-selling season are expected to occur in the second and third quarters and, as better visibility is gained, expectations will be revised. Cash flow before financing activities is expected to increase in 2019 compared with 2018. Capital expenditures are expected to be approximately $4.5 million in 2019.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The tariffs enacted by the United States in July and September of 2018 on imports from China impact a small number of HBB products, representing approximately 10% of total product purchases, virtually all of which has been mitigated through pricing adjustments. HBB continues to closely monitor potential future tariff actions, commodity and other input costs, as well as currency effects, and intends to continue to make adjustments to product prices and product placements as necessary and as market conditions permit.

The long-term growth plan for HBB is to achieve $750 million to $1 billion in sales and 9% to 10% operating profit margin over time. As HBB moves toward the target sales levels, operating margins are expected to increase as a result of leveraging fixed costs. In addition to generating overall growth of the HBB product line and placements, the Company is executing six Strategic Initiatives to drive growth in new areas. The multi-layered growth strategy includes increasing premium product offerings, global e-commerce leadership, further penetration of commercial markets globally, continued international market growth, expansion into new categories and accretive acquisitions. HBB has made substantial investments over the past several years in people, products and processes to support its Strategic Initiatives. While some of the Strategic Initiatives are growing faster than others, there is momentum across the board and HBB expects the initiatives to deliver incremental revenue in the coming years.

KC: The retail environment at physical store locations continues to be unfavorably impacted by changing consumer shopping patterns, which have led to declining customer traffic and decreased in-store transactions, as consumers buy more over the internet. KC expects this trend to continue in 2019, resulting in a reduction in consumer spending on housewares and small appliances in the malls where KC operates.

KC continues to focus on its strategy of optimizing its store portfolio by exiting unprofitable stores, while maintaining gross margins, reducing operating expenses and managing working capital. During 2018, KC closed 22 stores and anticipates closing an additional 25 to 30 stores in 2019, mostly in the first half of the year, through natural lease expirations. After these expected closures and anticipated lease renewals, KC expects over 85% of its stores will have a lease term of approximately one year. KC expects to cost-effectively optimize its store portfolio over time to a smaller core group of 100 to 150 profitable stores in more favorable outlet mall locations.

In 2019, KC expects revenue to decrease compared with 2018 as a result of the reduction in the number of stores and the continued downward trend in customer traffic. KC expects that its operating loss and use of cash before financing activities in 2019 will both improve over 2018 as a result of the company's expected progress executing its strategy to right-size its store portfolio and manage working capital. In 2019, capital expenditures are expected to be approximately $0.3 million. KC's business is seasonal and a majority of its revenue, operating profit and cash flow before financing typically occurs in the second half of the year due to the fall holiday-selling season.

KC seeks to provide consumers with highly desirable products at affordable prices and believes its smaller core store portfolio will be well positioned to meet consumers' needs. KC continues to focus on comparable store sales growth through refinement of product offerings, merchandise mix, and store displays and appearance to increase customer traffic, generate greater average transaction size and increase the average closure rate. These actions, in combination with an emphasis on sales of higher-margin products, and effectively executing the strategy, are expected to contribute to improved operating results over time.

Hamilton Beach Brands Holding Company: Including the various factors noted in the HBB and KC segment outlooks, Hamilton Beach Brands Holding Company expects 2019 net income to increase over 2018. Cash flow before financing activities in 2019 is expected to increase over 2018.

Accounting Standards Adopted

In May 2014, the FASB codified in ASC 606, "Revenue Recognition - Revenue from Contracts with Customers" ("ASC 606"), which supersedes ASC 605, "Revenue Recognition" ("ASC 605"), including industry-specific guidance, and requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers and provide additional disclosures. The Company has adopted the guidance for all contracts at the date of initial application of January 1, 2018. The amount and timing of revenue recognition is not materially impacted by the new standard, thus no cumulative adjustment was recognized upon adoption. The classification of accrued

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

product returns, which is now reported as a liability on the consolidated balance sheet, was previously classified as an allowance against accounts receivable. See Note 3 for further discussion on the nature, amount and timing of revenue and cash flows arising from contracts with customers.

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

Accounting Standards Not Yet Adopted: Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is planning to adopt ASU 2016-02 for its year ending December 31, 2020 and is currently evaluating to what extent ASU 2016-02 will affect the Company's financial position, results of operations, cash flows and related disclosures.

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715)," which amends the requirements in U.S. GAAP related to the income statement presentation of the components of net periodic benefit cost for an entity's sponsored defined benefit pension and other post-retirement plans. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is planning to adopt ASU 2017-07 in the first quarter of 2019 and does not expect application of this ASU to have a material impact on the Company's financial position, results of operations, cash flows and related disclosures.

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

KC: (1) decreased levels of consumer visits to brick and mortar stores, (2) increased competition, including through online channels, (3) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® stores, (4) the ability to renegotiate existing leases and effectively and efficiently close under-performing stores, (5) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (6) changes in costs of inventory, including transportation costs, (7) delays in delivery or the unavailability of inventory, (8) customer acceptance of new products, and (9) changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which KC buys, operates and/or sells products.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company's subsidiaries, HBB and KC, have entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the subsidiaries to receive a variable interest rate and pay a fixed interest rate. See Note 2 and Note 8 to the Consolidated Financial Statements in this Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a receivable of $1.1 million at December 31, 2018. A hypothetical 10% decrease in interest rates would cause a decrease of $0.2 million in the fair value of interest rate swap agreements and the resulting fair value would be a receivable of $0.9 million. Additionally, a hypothetical 10% increase in interest rates would not have a material impact to the Company's interest expense, net of $3.3 million at December 31, 2018.
FOREIGN CURRENCY EXCHANGE RATE RISK
HBB operates internationally and enters into transactions denominated in foreign currencies, principally the Canadian dollar, the Mexican peso and, to a lesser extent, the Chinese yuan and Brazilian real. As such, HBB's financial results are subject to the variability that arises from exchange rate movements. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenue, expenses, assets and liabilities. The potential impact of currency fluctuation increases as international expansion increases.
HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require HBB to buy or sell the functional currency in which the applicable subsidiary operates and buy or sell U.S. dollars at rates agreed to at the inception of the contracts. See Note 2 and Note 8 to the Consolidated Financial Statements in this Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a net receivable of $0.1 million at December 31, 2018. Assuming a hypothetical 10% weakening of the U.S. dollar at December 31, 2018, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.1 million compared with its fair value at December 31, 2018.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2018 that would require disclosure pursuant to this Item 9.

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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018. The Company's effectiveness of internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal control: There have been no changes in the Company's internal control over financial reporting, that occurred during the fourth quarter of 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2019 Proxy Statement under the subheadings “Part II — Proposals To Be Voted On At The 2019 Annual Meeting — Proposal 1 — Election of Directors — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2019 Proxy Statement under the subheading “Part I — Corporate Governance Information — Directors' Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2019 Proxy Statement under the subheading “Part IV — Other Important Information — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
Information regarding the executive officers of the Company is included in this Form 10-K as Item 4 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
The Company has adopted a code of business conduct and ethics applicable to all Company personnel, including the principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions. The code of business conduct and ethics, entitled the “Code of Corporate Conduct,” is posted on the Company's website at www.hamiltonbeachbrands.com/investors/corporate-governance.
Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2019 Proxy Statement under the headings “Part III — Executive Compensation Information” which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2019 Proxy Statement under the subheading “Part IV — Other Important Information — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2019 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Review and Approval of Related Person Transactions,” which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2019 Proxy Statement under the heading “Part II — Proposals To Be Voted On At The 2019 Annual Meeting — Proposal 2 — Ratification of the Appointment of Ernst & Young LLP as the Company's Independent Registered Public Accounting Firm for 2019,” which information is incorporated herein by reference.

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

10.6*
The Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan (Effective January  1, 2014) (incorporated herein by reference to Exhibit 10.1 to the NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on May 9, 2014, Commission File Number 1-9172).

10.7*
The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January  1, 2015) (incorporated herein by reference to Exhibit 10.71 to the NACCO Industries, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172).

10.8*
Amendment No.1 to The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January  1, 2015) (incorporated herein by reference to Exhibit 10.77 to the NACCO Industries, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Commission File Number 1-9172).

10.9
Credit Agreement, dated as of April 29, 2010, among The Kitchen Collection, Inc., the borrowers and guarantors thereto, Wells Fargo Retail Finance, LLC and the other lenders thereto is incorporated herein by reference to Exhibit 10.27 to the NACCO Industries, Inc. Quarterly Report on Form 10-Q/A, filed by NACCO Industries, Inc. on March 20, 2013, Commission File Number 1-9172.

10.10
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

10.11
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

10.12
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

10.13
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

10.14
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

10.15
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

10.16
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

10.17
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

10.18
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

10.19
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

10.20*
Amendment No. 1 to Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2015), is incorporated by reference to Exhibit 10.31 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.21*
Amendment No. 1 The Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan (Effective January 1, 2014), is incorporated by reference to Exhibit 10.32 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.22*
Amendment No.2 to The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January 1, 2015), is incorporated by reference to Exhibit 10.33 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.23*
Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan (Effective September 29, 2017), is incorporated by reference to Exhibit 10.34 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.24*
Hamilton Beach Brands Holding Company Non-Employee Director’s Equity Compensation Plan (Effective September 29, 2017), is incorporated by reference to Exhibit 10.35 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.25*
Form of Cashless Exercise Award Agreement for the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, is incorporated by reference to Exhibit 10.36 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.26*
Form of Non-Cashless Exercise Award Agreement for the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan is incorporated by reference to Exhibit 10.37 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.27*
Hamilton Beach Brands Holding Company Supplemental Executive Long-Term Incentive Bonus Plan (Effective September 29, 2017), is incorporated by reference to Exhibit 10.38 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.28*
Form of Award Agreement for the Hamilton Beach Brands Holding Company Supplemental Executive Long-Term Incentive Bonus Plan, is incorporated by reference to Exhibit 10.39 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.29
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

10.30
Amendment No. 6 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc., as Parent, and Weston Brands, LLC, as US Borrowers, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated May 14, 2018, is incorporated by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Current Report on Form 10-Q, filed on August 1, 2018.

10.31*
Amendment No. 1 to the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, dated as of September 29, 2017, is incorporated by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Current Report on Form 10-Q, filed on October 30, 2018.

10.32*
Amendment No. 2 to the Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan, dated as of March 1, 2015, is incorporated by reference to Exhibit 10.2 of Hamilton Beach Brands Holding Company's Current Report on Form 10-Q, filed on October 30, 2018.

10.33*
Amendment No. 2 to the Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan, dated as of March 1, 2014, is incorporated by reference to Exhibit 10.3 of Hamilton Beach Brands Holding Company's Current Report on Form 10-Q, filed on October 30, 2018.

10.34	Amendment No. 1 to the Transition Services Agreement, made and entered into effective as of September 29, 2018, between NACCO Industries, Inc. and Hamilton Beach Brands Holding Company.
10.35	Amendment No. 2 to the Transition Services Agreement, made and entered into effective as of December 18, 2018, between NACCO Industries, Inc. and Hamilton Beach Brands Holding Company.

(21) Subsidiaries of the registrant.

21.1	A list of the subsidiaries of the Company is attached hereto as Exhibit 21.
(23) Consents of experts and counsel.

23.1	Consents of experts and counsel.
(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Gregory H. Trepp pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).
31(i)(2)	Certification of Michelle O. Mosier pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).

(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Gregory H. Trepp and Michelle O. Mosier

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

Hamilton Beach Brands Holding Company
(Registrant)

	Signature	Title	Date
By:	/s/ Michelle O. Mosier	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)	March 6, 2019
Michelle O. Mosier

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Hamilton Beach Brands Holding Company hereby appoints Michelle O. Mosier as the true and lawful attorney or attorney-in-fact, with full power of substitution and revocation, for the undersigned and in the name, place and stead of the undersigned, to sign on behalf of the undersigned as director of Hamilton Beach Brands Holding Company, a Delaware corporation, an Annual Report pursuant to Section 13 of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2018 and to sign any and all amendments to such Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney or attorney-in-fact full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney or attorney-in-fact substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory H. Trepp
Gregory H. Trepp	President and Chief Executive Officer (Principal Executive Officer), Director	March 6, 2019

/s/ Michelle O. Mosier
Michelle O. Mosier	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)	March 6, 2019

/s/ Mark R. Belgya
Mark R. Belgya	Director	March 6, 2019

/s/ J.C. Butler, Jr.
J.C. Butler, Jr.	Director	March 6, 2019

/s/ John P. Jumper
John P. Jumper	Director	March 6, 2019

Signature	Title	Date

/s/ Dennis W. LaBarre
Dennis W. LaBarre	Director	March 6, 2019

/s/ Michael S. Miller
Michael S. Miller	Director	March 6, 2019

/s/ Roger F. Rankin
Roger F. Rankin	Director	March 6, 2019

/s/ Alfred M. Rankin, Jr.
Alfred M. Rankin, Jr.	Director	March 6, 2019

/s/ Thomas T. Rankin
Thomas T. Rankin	Director	March 6, 2019

/s/ James A. Ratner
James A. Ratner	Director	March 6, 2019

/s/ David F. Taplin
David F. Taplin	Director	March 6, 2019

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2018

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

Schedule II — Valuation and Qualifying Accounts.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hamilton Beach Brands Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Beach Brands Holding Company (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2019 expressed an unqualified opinion thereon.

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
March 6, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hamilton Beach Brands Holding Company

Opinion on Internal Control over Financial Reporting

We have audited Hamilton Beach Brands Holding Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hamilton Beach Brands Holding Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 6, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
March 6, 2019

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2018	2017	2016
	(In thousands, except per share data)
Revenue	$743,179	$740,749	$745,357
Cost of sales	554,167	546,928	551,586
Gross profit	189,012	193,821	193,771
Selling, general and administrative expenses	155,312	154,305	149,016
Amortization of intangible assets	1,381	1,381	1,381
Operating profit	32,319	38,135	43,374
Interest expense, net	3,277	1,830	1,374
Other expense, net	1,013	228	837
Income before income taxes	28,029	36,077	41,163
Income tax provision	6,245	18,172	14,984
Net income	$21,784	$17,905	$26,179

Basic and diluted earnings per share	$1.59	$1.31	$1.91

Basic weighted average shares outstanding	13,699	13,673	13,673
Diluted weighted average shares outstanding	13,731	13,685	13,673
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2018	2017	2016
	(In thousands)
Net income	$21,784	$17,905	$26,179
Other comprehensive (loss) income:
Foreign currency translation adjustment	(159)	689	(2,078)
Loss on long-term intra-entity foreign currency transactions, net of $83 tax benefit in 2018	(1,006)	—	—
Current period cash flow hedging activity, net of $74 tax expense in 2018, $293 tax benefit in 2017, and $152 tax expense in 2016	244	(749)	168
Reclassification of hedging activities into earnings, net of $60, $275, and $67 tax benefit in 2018, 2017, and 2016, respectively	153	641	105
Current period pension plan adjustment, net of $663 tax benefit in 2018, $936 tax expense in 2017, and $176 tax benefit in 2016	(1,920)	1,510	(385)
Reclassification of pension adjustments into earnings, net of $173, $205, $195 tax benefit in 2018, 2017, and 2016, respectively	650	306	313
Total other comprehensive (loss) income	$(2,038)	$2,397	$(1,877)
Comprehensive income	$19,746	$20,302	$24,302
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2018	2017
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$6,352	$10,906
Accounts receivable, net	112,137	114,100
Inventories	144,691	134,744
Prepaid expenses and other current assets	14,969	8,835
Total Current assets	278,149	268,585
Property, plant and equipment, net	22,630	19,083
Goodwill	6,253	6,253
Other intangible assets, net	4,519	5,900
Deferred income taxes	8,163	12,825
Deferred costs	8,012	10,466
Other non-current assets	2,701	3,121
Total Assets	$330,427	$326,233
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$132,968	$143,012
Accounts payable to NACCO Industries, Inc.	2,419	9,189
Revolving credit agreements	11,624	31,346
Accrued payroll	17,023	17,302
Accrued product returns	10,941	—
Accrued cooperative advertising	10,314	11,418
Other current liabilities	21,612	18,679
Total Current liabilities	206,901	230,946
Revolving credit agreements	35,000	20,000
Other long-term liabilities	23,088	28,879
Total Liabilities	264,989	279,825
Stockholders’ equity
Preferred stock, par value $0.01 per share, 5 million shares authorized, no shares outstanding as of December 31, 2018 and 2017	—	—
Class A, par value $0.01 per share, 70 million shares authorized; 9,291,122 and 8,865,207 shares outstanding as of December 31, 2018 and 2017, respectively	93	88
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 30 million shares authorized; 4,421,644 and 4,808,225 shares outstanding as of December 31, 2018 and 2017, respectively	44	48
Capital in excess of par value	51,714	47,773
Retained earnings	30,897	12,603
Accumulated other comprehensive loss	(17,310)	(14,104)
Total Stockholders’ equity	65,438	46,408
Total Liabilities and Stockholders' equity	$330,427	$326,233
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2018	2017	2016
	(In thousands)
Operating Activities
Net income	$21,784	$17,905	$26,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,309	5,611	6,226
Deferred income taxes	4,947	3,942	1,787
Share-based compensation expense	3,618	323	—
Other	1,485	(941)	(727)
Net changes in operating assets and liabilities
Affiliate payable	(6,770)	(516)	992
Accounts receivable	11,761	(10,026)	(1,747)
Inventories	(11,051)	(6,329)	(1,806)
Other current assets	(5,378)	(247)	(707)
Accounts payable	(10,004)	21,759	26,890
Other liabilities	(3,877)	1,959	5,476
Net cash provided by operating activities	11,824	33,440	62,563
Investing Activities
Expenditures for property, plant and equipment	(8,076)	(7,374)	(6,002)
Other	12	21	77
Net cash used for investing activities	(8,064)	(7,353)	(5,925)
Financing Activities
Net (reductions) additions to revolving credit agreements	(4,597)	12,630	(19,651)
Cash dividends on Class A Common and Class B Common	(4,658)	(1,162)	—
Cash dividends to NACCO Industries, Inc.	—	(38,000)	(42,000)
Other	—	(70)	(186)
Net cash used for financing activities	(9,255)	(26,602)	(61,837)
Effect of exchange rate changes on cash	941	81	(259)
Cash and Cash Equivalents
Decrease for the year	(4,554)	(434)	(5,458)
Balance at the beginning of the year	10,906	11,340	16,798
Balance at the end of the year	$6,352	$10,906	$11,340
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2016	$—	$—	$75,031	$22,559	$(6,545)	$343	$(8,422)	$82,966
Net income	—	—	—	26,179	—	—	—	26,179
Cash dividends to NACCO Industries, Inc.	—	—	—	(42,000)	—	—	—	(42,000)
Current period other comprehensive (loss) income	—	—	—	—	(2,078)	168	(385)	(2,295)
Reclassification adjustment to net income	—	—	—	—	—	105	313	418
Balance, December 31, 2016	$—	$—	$75,031	$6,738	$(8,623)	$616	$(8,494)	$65,268
Net income	—	—	—	17,905	—	—	—	17,905
Issuance of common stock, net of conversions	88	48	(136)	—	—	—	—	—
Cash dividends to NACCO Industries, Inc.	—	—	(27,122)	(10,878)	—	—	—	(38,000)
Cash dividends on Class A Common and Class B Common: $0.085 per share	—	—	—	(1,162)	—	—	—	(1,162)
Current period other comprehensive (loss) income	—	—	—	—	689	(749)	1,510	1,450
Reclassification adjustment to net income	—	—	—	—	—	641	306	947
Balance, December 31, 2017	$88	$48	$47,773	$12,603	$(7,934)	$508	$(6,678)	$46,408
Net income	—	—	—	21,784	—	—	—	21,784
Issuance of common stock, net of conversions	5	(4)	323	—	—	—	—	324
Share-based compensation expense	—	—	3,618	—	—	—	—	3,618
Cash dividends on Class A Common and Class B Common: $0.34 per share	—	—	—	(4,658)	—	—	—	(4,658)
Reclassification due to adoption of ASU 2018-02	—	—	—	1,168	—	118	(1,286)	—
Current period other comprehensive (loss) income	—	—	—	—	(1,165)	244	(1,920)	(2,841)
Reclassification adjustment to net income	—	—	—	—	—	153	650	803
Balance, December 31, 2018	$93	$44	$51,714	$30,897	$(9,099)	$1,023	$(9,234)	$65,438
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 1—Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of Hamilton Beach Brands Holding Company and its wholly-owned subsidiaries ("Hamilton Beach Holding” or the “Company”) which have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). The Company manages its subsidiaries primarily by reportable segment, which are Hamilton Beach Brands, Inc. (“HBB”) and The Kitchen Collection, LLC ("KC"). The Company includes the required intercompany eliminations between its reportable segments. Costs incurred as a stand-alone public entity are allocated to the HBB segment. The only material assets held by Hamilton Beach Brands Holding Company are its investments in consolidated subsidiaries. Substantially all of its cash flows are provided by dividends paid or distributions made by its subsidiaries.

HBB is a leading designer, marketer and distributor of branded, small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. KC is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States ("U.S.").

On September 29, 2017, NACCO Industries, Inc. ("NACCO"), Hamilton Beach Holding's former parent company, spun-off the Company to NACCO stockholders. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, received one share of Hamilton Beach Brands Holding Company Class A common stock ("Class A Common") and one share of Hamilton Beach Brands Holding Company Class B common stock ("Class B Common") for each share of NACCO Class A or Class B common stock. In accordance with applicable authoritative accounting guidance, the Company accounted for the spin-off from NACCO based on the historical carrying value of assets and liabilities. As a result of the distribution of one share of Hamilton Beach Brands Holding Company Class A common stock and one share of Hamilton Beach Brands Holding Company Class B common stock for each share of NACCO Class A or NACCO Class B common stock, the earnings per share amounts for the Company for periods prior to the spin-off have been calculated based upon the number of shares distributed in the spin-off. NACCO did not receive any proceeds from the spin-off.

Prior period interest income amounts have been reclassified from other expense, net to interest expense, net to conform to the current period presentation.

NOTE 2—Significant Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities (if any). Actual results could differ from those estimates.
Cash and Cash Equivalents: Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less.
Accounts Receivable: Allowances for doubtful accounts are maintained against accounts receivable for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. Accounts are written off against the allowance when it becomes evident collection will not occur.
HBB maintains significant accounts receivable balances with several large retail customers. At December 31, 2018 and 2017, receivables from HBB’s five largest customers represented 51% and 62%, respectively, of the Company’s consolidated net accounts receivable. HBB’s significant credit concentration is uncollateralized; however, historically minimal credit losses have been incurred.
Transfer of Financial Assets: The Company has entered into an arrangement with a financial institution to sell certain U.S. accounts receivable on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer.  Under this arrangement, the Company derecognized $165.4 million, $164.0 million, and $149.3 million of accounts receivable during 2018, 2017 and 2016, respectively.  The loss incurred on sold receivables in the consolidated results of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

operations for the years ended December 31, 2018, 2017, and 2016 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities.
Inventories: Inventories are stated at the lower of cost or net realizable value. The first-in, first-out (“FIFO”) method is used to value HBB's inventory and KC inventories are valued using the retail inventory method. Adjustments to the carrying value are recorded for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. At KC, retail mark-downs are incorporated into KC’s retail method of accounting for cost of sales.
Property, Plant and Equipment: Property, plant and equipment are measured at cost less accumulated depreciation, amortization and accumulated impairment losses. Depreciation and amortization are recorded generally using the straight-line method over the estimated useful lives of the assets. Estimated lives for buildings are up to 40 years, and for machinery, equipment and furniture and fixtures range from three to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease. The units-of-production method is used to amortize certain tooling for sourced products. Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Gains or losses from the sale of assets are included in selling, general and administrative expenses. Repairs and maintenance are charged to expense as incurred. Interest is capitalized for qualifying long-term capital asset projects as a part of the historical cost of acquiring the asset.

The Company evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is estimated at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. Goodwill is not amortized but evaluated at least annually for impairment. The Company conducts its annual test for impairment as of October 1 of each year and may be conducted more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists.  Using a qualitative assessment in the current year, the Company determined that it was not more-likely-than-not that the goodwill was impaired and a quantitative test for impairment was not required.

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

No impairment has been recognized for identifiable intangible assets or goodwill for any period presented.

Environmental Liabilities: HBB and environmental consultants are investigating or remediating historical environmental contamination at some current and former sites operated by HBB or by businesses it acquired. Liabilities for environmental matters are recorded in the period when it is determined to be probable and reasonably estimable that the Company will incur costs. When only a range of amounts is reasonably estimable and no amount within the range is more probable than another, the Company records the low end of the range. Environmental liabilities are recorded on an undiscounted basis and recorded in selling, general, and administrative expenses. As a portion of environmental remediation liabilities are expected to be recoverable through state agencies, such amounts are recognized as a reduction to selling, general, and administrative expenses and included in prepaid expenses and other current assets (current portion) and other non-current assets until settled.

Revenue Recognition: Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenue. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promised good or service that is distinct. The Company has elected to account for shipping and handling activities performed after a customer obtains control of the goods as activities to fulfill the promise to transfer the goods, and therefore these activities are not assessed as a separate service to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

customers. The amount of consideration received and revenue recognized varies with changes in returns and consideration paid to customers for incentives and advertising arrangements. To estimate variable consideration, the Company applies both the expected value method and most likely amount method based on the form of variable consideration, according to which method would provide the better prediction. The expected value method involves a probability weighted determination of the expected amount, whereas the most likely amount method identifies the single most likely outcome in a range of possible amounts.

Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs, included in selling, general and administrative expenses, amounted to $11.0 million, $10.4 million, and $9.7 million in 2018, 2017, and 2016, respectively.

Foreign Currency: Assets and liabilities of foreign operations are translated into U.S. dollars at the fiscal year-end exchange rate. Revenue and expenses of all foreign operations are translated using average monthly exchange rates prevailing during the year. The related translation adjustments, including translation on long-term intra-entity foreign currency transactions, are recorded as a separate component of stockholders’ equity.

Financial Instruments: Financial instruments held by the Company include cash and cash equivalents, accounts receivable, accounts payable, revolving credit agreements, interest rate swap agreements and forward foreign currency exchange contracts. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes. Interest rate swap agreements and forward foreign currency exchange contracts held by the Company have been designated as hedges of forecasted cash flows. The Company holds these derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges.

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

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon LIBOR (London Interbank Offered Rate). Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in AOCI. Deferred gains or losses are reclassified from AOCI to the Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense, net. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included in interest expense, net.

The Company periodically enters into foreign currency exchange contracts that do not meet the criteria for hedge accounting. These derivatives are used to reduce the Company’s exposure to foreign currency risk related to forecasted purchase or sales transactions or forecasted intercompany cash payments or settlements. Gains and losses on these derivatives are included in other expense, net.

Cash flows from hedging activities are reported in the Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations.

Fair Value Measurements: The Company defines the fair value measurement of its financial assets and liabilities as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Share-based Compensation: Pursuant to the Executive Long-Term Equity Incentive Plan (the "Executive Plan") established in September 2017, the Company grants shares of Hamilton Beach Brands Holding Company Class A Common, subject to transfer restrictions, as a means of retaining and rewarding selected employees for long-term performance. Shares awarded under the Executive Plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends after three, five or ten years from the award date or at the earliest of (i) three years after the participant's retirement date, or (ii) the participant's death or permanent disability. The Company issued 5,512 shares in the year ended December 31, 2018. No shares were issued in the year ended December 31, 2017 under the Executive Plan. Share-based compensation expense related to the Executive Plan was $2.7 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively, and was based on the fair value of Hamilton Beach Brands Holding Company Class A Common on the grant date.
Income Taxes: Tax law requires certain items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible for tax purposes, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities using currently enacted tax rates. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date. Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted law and tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, or changes in the Company's structure or tax status.

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

Accounting Standards Adopted

In May 2014, the FASB codified in ASC 606, "Revenue Recognition - Revenue from Contracts with Customers" ("ASC 606"), which supersedes ASC 605, "Revenue Recognition" ("ASC 605"), including industry-specific guidance, and requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers and provide additional disclosures. The Company has adopted the guidance for all contracts at the date of initial application of January 1, 2018. The amount and timing of revenue recognition is not materially impacted by the new standard, thus no cumulative adjustment was recognized upon adoption. The classification of accrued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

product returns, which is now reported as a liability on the consolidated balance sheet, was previously classified as an allowance against accounts receivable.

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

Accounting Standards Not Yet Adopted: The Company is an emerging growth company and has elected not to opt out of the extended transition period for complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public or nonpublic entities, the Company can adopt the new or revised standard at the time nonpublic entities adopt the new or revised standard.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is planning to adopt ASU 2016-02 for its year ending December 31, 2020 and is currently evaluating to what extent ASU 2016-02 will affect the Company's financial position, results of operations, cash flows and related disclosures.

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715)," which amends the requirements in U.S. GAAP related to the income statement presentation of the components of net periodic benefit cost for an entity's sponsored defined benefit pension and other post-retirement plans. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is planning to adopt ASU 2017-07 in the first quarter of 2019 and does not expect application of this ASU to have a material impact on the Company's financial position, results of operations, cash flows and related disclosures.

NOTE 3—Revenue

A description of the performance obligations for each segment is as follows:

Hamilton Beach Brands

•
Product revenue - Product revenue consist of sales of small electric household and specialty housewares appliances to traditional brick and mortar and e-commerce retailers, distributors and directly to the end consumer as well as sales of commercial products for restaurants, bars and hotels. Transactions with these customers generally originate upon the receipt of a purchase order from the customer, which in some cases are governed by master sales agreements, specifying product(s) that the customer desires. Contracts for product revenue generally have an original duration of one year or less, and payment terms are generally standard and based on customer creditworthiness. Revenue from product sales is recognized at the point in time when control transfers to the customer, which is either when product is shipped from the Company's facility, or delivered to customers, depending on the shipping terms. The amount of consideration received and revenue recognized varies with changes in incentives, returns and consideration paid to customers for advertising arrangements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Kitchen Collection

•
Product revenue - KC sells a variety of kitchenware products from a number of highly recognizable name brands to individual consumers. Products are predominantly sold through brick and mortar retail stores whereby customers come into KC stores, explore the assortment of merchandise available for sale, select various products that they desire to purchase, bring those products to the sales register and pay the cashier the agreed-upon price using either cash, check or credit card. Once the sale is complete, a receipt is generated and provided to the customer as proof of purchase. Therefore, the sales process is both originated and completed simultaneously at the point of sale. Revenue from product sales is recognized at the point in time when control transfers to the customer, which occurs when the products are scanned at the sales register. The amount of consideration received and revenue recognized varies with changes in returns.

HBB’s warranty program to the consumer consists generally of an assurance-type limited warranty lasting for varying periods of up to ten years for electric appliances, with the majority of products having a warranty of one to three years.  There is no guarantee to the customer as HBB may repair or replace, at its option, those products returned under warranty.  Accordingly, the Company determined that no separate performance obligation exists.

HBB products are not sold with a general right of return. However, based on historical experience, a portion of HBB and KC products sold are estimated to be returned due to reasons such as buyer remorse, duplicate gifts received, product failure and excess inventory stocked by the customer, which, subject to certain terms and conditions, the Company will agree to accept. Product returns, customer programs and incentive offerings, including special pricing agreements, price competition, promotions, and other volume-based incentives are accounted for as variable consideration.

The following table presents the Company's revenue on a disaggregated basis for the year ending:

	December 31, 2018
	HBB	KC	Consolidated (1)
Type of good or service:
Products	$630,112	$113,469	$739,520
Licensing	3,659	—	3,659
Total revenues	$633,771	$113,469	$743,179
(1) Includes the required intercompany eliminations between HBB and KC.
Wal-Mart Inc. and its subsidiaries accounted for approximately 33% of HBB’s revenue in 2018, 2017, and 2016. Amazon.com, Inc. and its subsidiaries accounted for approximately 11%, 12%, and 10% of HBB's revenue in 2018, 2017, and 2016 respectively. HBB’s five largest customers accounted for approximately 54%, 55%, and 54% of HBB’s revenue for the years ended December 31, 2018, 2017, and 2016, respectively.

NOTE 4—Inventories

Inventories are summarized as follows:

	December 31
	2018	2017
Sourced inventories - HBB	$122,697	$111,493
Retail inventories - KC	21,994	23,251
Total inventories	$144,691	$134,744

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 5—Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2018	2017
Land	$226	$226
Furniture and fixtures	27,682	28,676
Building and improvements	15,856	14,109
Machinery and equipment	33,303	33,411
Construction in progress, including internal use capitalized software	10,684	8,388
Property, plant and equipment, at cost	87,751	84,810
Less allowances for depreciation and amortization	65,121	65,727
	$22,630	$19,083
Total depreciation and amortization expense on property, plant and equipment was $3.9 million, $4.2 million, and $4.8 million during 2018, 2017, and 2016, respectively.

NOTE 6—Intangible Assets
Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2018
HBB:
Customer relationships	$5,760	$(3,880)	$1,880
Trademarks	3,100	(808)	2,292
Other intangibles	1,240	(893)	347
	$10,100	$(5,581)	$4,519

Balance at December 31, 2017
HBB:
Customer relationships	$5,760	$(2,920)	$2,840
Trademarks	3,100	(608)	2,492
Other intangibles	1,240	(672)	568
	$10,100	$(4,200)	$5,900
Amortization expense for intangible assets was $1.4 million in 2018, 2017 and 2016.
Expected annual amortization expense of HBB's intangible assets for the next five years is $1.4 million in 2019, $1.2 million in 2020, and $0.2 million in 2021, 2022, and 2023. The weighted average amortization period for HBB's intangible assets is approximately 8.9 years.
NOTE 7—Current and Long-Term Financing

Financing arrangements exist at the subsidiary level. Hamilton Beach Brands Holding Company has not guaranteed any borrowings of its subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table summarizes the Company's available and outstanding borrowings:

	December 31
	2018	2017
Total outstanding borrowings:
Revolving credit agreements — HBB	$45,733	$51,346
Book overdrafts — HBB	891	—
Total debt outstanding	$46,624	$51,346

Current portion of borrowings outstanding - HBB	$11,624	$31,346
Long-term portion of borrowings outstanding - HBB	35,000	20,000
	$46,624	$51,346
Total available borrowings, net of limitations, under revolving credit agreements:
HBB	$114,669	$111,078
KC	13,595	13,589
	$128,264	$124,667
Unused revolving credit agreements:
HBB	$68,936	$59,732
KC	13,595	13,589
	$82,531	$73,321

Weighted average stated interest rate on total borrowings - HBB	4.12%	3.82%
Weighted average effective interest rate on total borrowings (including interest rate swap - HBB agreements)	3.45%	3.83%
Including swap settlements, interest paid on total debt was $3.1 million, $1.6 million, and $1.4 million during 2018, 2017, and 2016, respectively. Interest capitalized was $0.3 million in 2018, $0.2 million in 2017 and less than $0.1 million 2016.
HBB:  HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021, at which time borrowings outstanding are required to be repaid. The current portion of borrowings outstanding represents expected voluntary repayments to be made in 2019. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $294.3 million as of December 31, 2018.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, as of December 31, 2018, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.75%, respectively. The applicable margins, as of December 31, 2018, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.75%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Brands Holding Company, subject to achieving availability thresholds. Dividends to Hamilton Beach Brands Holding Company are not to exceed $5.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $15.0 million. Dividends to Hamilton Beach Brands Holding Company are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2018, HBB was in compliance with all financial covenants in the HBB Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

KC: KC has a $20.0 million secured revolving line of credit that expires in October 2022 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $34.2 million as of December 31, 2018.
The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75% as of December 31, 2018. The KC Facility also requires a fee of 0.25% per annum on the unused commitment.

The KC Facility allows for the payment of dividends to Hamilton Beach Brands Holding Company, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $10.0 million after giving effect to such payment. At December 31, 2018, KC was in compliance with all financial covenants in the KC Facility.

NOTE 8—Derivative Financial Instruments
Foreign Currency Derivatives: HBB held forward foreign currency exchange contracts with total notional amounts of $13.0 million and $11.7 million at December 31, 2018, and 2017, respectively, denominated primarily in Canadian dollars and Mexican pesos. The fair value of these contracts approximated a net receivable of $0.1 million and $0.2 million at December 31, 2018 and 2017, respectively.
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
The following table summarizes the notional amounts, related rates and remaining terms of active and delayed interest rate swap agreements at December 31 in millions:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2018	2017	2018	2017	December 31, 2018
HBB - Interest rate swaps	$20.0	$20.0	1.4%	1.4%	Extending to January 2020
HBB - Interest rate swaps	$15.0	$15.0	1.6%	1.6%	Extending to January 2024
HBB - Delayed start interest rate swaps	$10.0	$10.0	1.7%	1.7%	Extending to January 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The fair value of HBB's interest rate swap agreements was a receivable of $1.1 million and $0.9 million at December 31, 2018 and 2017, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in AOCI. The interest rate swap agreements held by HBB on December 31, 2018 are expected to continue to be effective as hedges.
The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2018	2017	Balance sheet location	2018	2017
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$349	$109	Other current liabilities	$—	$—
Long-term	Other non-current assets	710	785	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	231	245	Other current liabilities	87	93
Total derivatives		$1,290	$1,139		$87	$93

NOTE 9—Fair Value Disclosure

Recurring Fair Value Measurements: The Company measures its derivatives at fair value using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. The Company uses a present value technique that incorporates the LIBOR swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of its subsidiary and counterparty credit risk into the valuation.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements, including book overdrafts, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At December 31, 2018 and 2017, both the fair value and the carrying value of revolving credit agreements, including book overdrafts, was $46.6 million and $51.3 million, respectively.

There were no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2018 and 2017.

NOTE 10—Leasing Arrangements

The Company leases certain office and warehouse facilities, retail stores and machinery and equipment under noncancellable operating leases that expire at various dates through 2034. Many leases include renewal and/or fair value purchase options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Future minimum operating lease payments at December 31, 2018 are:

Operating Leases
2019	$20,705
2020	14,092
2021	8,863
2022	5,376
2023	3,660
Subsequent to 2023	21,911
Total minimum lease payments	$74,607

Rental expense, net of sublease rental income for all operating leases, is reported in selling, general and administrative expenses and was $23.6 million, $25.0 million, and $25.9 million in 2018, 2017, and 2016, respectively.

NOTE 11—Contingencies

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

HBB is a defendant in a legal proceeding in which the plaintiff alleges that certain HBB products infringe the plaintiff's patents. The Company believes that its products do not infringe on any of the patents claimed by the plaintiff, and that the claims asserted are without merit. The Company is vigorously defending itself against these allegations, and has and will continue to challenge the claims.  The Company believes the likelihood of loss is not probable and therefore no liability has been recorded for the claims as of December 31, 2018 and 2017. An estimate of the possible loss or range of loss cannot be determined because the claims, amount claimed, facts or legal status are not sufficiently developed or advanced in order to make such a determination. While the Company cannot estimate the loss or range of loss at this time, the Company does not believe that the outcome of this proceeding would be material to its financial position, results of operations or cash flows.

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

At December 31, 2018 and 2017, HBB had accrued undiscounted obligations of $8.2 million and $8.9 million, respectively, for environmental investigation and remediation activities at these sites.

NOTE 12—Stockholders' Equity and Earnings Per Share

Capital Stock: The authorized capital stock of the Company consists of Class A Common, Class B Common and one series of Preferred stock. Voting, dividend, conversion and liquidation rights of the Preferred stock is established by the Board upon issuance of such preferred stock.

Hamilton Beach Brands Holding Company Class A Common is traded on the New York Stock Exchange under the ticker symbol “HBB.” Because of transfer restrictions on Class B Common, no trading market has developed, or is expected to develop, for the Class B Common. Subject to the rights of the holders of any series of preferred stock, each share of Class A Common will entitle the holder of the share to one vote on all matters submitted to stockholders, and each share of the Company's Class B Common will entitle the holder of the share to ten votes on all such matters.

Subject to the rights of the preferred stockholders, each share of Class A Common and Class B Common will be equal in respect of rights to dividends, except that in the case of dividends payable in stock, only Class A Common will be distributed with respect to Class A Common and only Class B Common will be distributed with respect to Class B Common. As the liquidation and dividend rights are identical, any distribution of earnings would be allocated to Class A and Class B stockholders on a proportionate basis, and accordingly the net income per share for each class of common stock is identical. Class B Common converted to Class A Common were 386,581 and 2,028,491 shares, respectively, during the periods ended December 31, 2018 and 2017.

Share-based Compensation: See Note 2 for a discussion of the Executive Plan.
Stock Repurchase Program: On May 15, 2018, the Company's Board approved the repurchase of up to $25 million of outstanding Class A Common through December 31, 2019. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for Class A Common. As of December 31, 2018, the Company had no repurchases under this program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Amounts Reclassified out of Accumulated Other Comprehensive Income: The following table summarizes the amounts reclassified out of AOCI and recognized in the Consolidated Statements of Operations:

	Amount reclassified from AOCI
Details about AOCI components	2018	2017	2016	Location of loss (gain) reclassified from AOCI into income
Loss (gain) on cash flow hedging
Foreign exchange contracts	$32	$853	$(11)	Cost of sales
Interest rate contracts	181	63	183	Interest expense, net
	213	916	172	Total before income tax benefit
Tax effect	(60)	(275)	(67)	Income tax benefit
	$153	$641	$105	Net of tax

Pension plan
Actuarial loss	$823	$511	$508	(a)
Tax effect	(173)	(205)	(195)	Income tax benefit
	$650	$306	$313	Net of tax
Total reclassifications for the period	$803	$947	$418	Net of tax

(a) These AOCI components are included in the computation of pension expense. See Note 14 for a discussion of the Company's pension expense.

Earnings per share: Basic income per common share has been computed by dividing net income by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income per common share adjusts common stock outstanding for the effect of all potentially dilutive shares. The weighted average number of shares of Class A Common and Class B Common outstanding used to calculate basic and diluted earnings per share were as follows:

	2018	2017	2016
Basic weighted average shares outstanding (1)	13,699	13,673	13,673
Dilutive effect of share-based compensation awards	32	12	—
Diluted weighted average shares outstanding (1)	13,731	13,685	13,673

Basic and diluted earnings per share (1)	$1.59	$1.31	$1.91

(1)
On September 29, 2017, NACCO, Hamilton Beach Holding's former parent company, spun-off the Company to NACCO stockholders. The basic and diluted earnings per share amounts for the Company have been calculated based upon the number of shares distributed in the spin-off for all periods prior to the spin-off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 13—Income Taxes

The components of income before income taxes and the income tax provision for the years ended December 31 are as follows:

	2018	2017	2016
Income before income taxes
Domestic	$23,737	$31,328	$39,136
Foreign	4,292	4,749	2,027
	$28,029	$36,077	$41,163
Income tax provision
Current income tax provision:
Federal	$(634)	$11,484	$12,140
State	539	1,381	501
Foreign	1,393	1,365	556
Total current	1,298	14,230	13,197
Deferred income tax provision (benefit):
Federal	4,911	4,122	1,458
State	(40)	(437)	239
Foreign	76	257	90
Total deferred	4,947	3,942	1,787
	$6,245	$18,172	$14,984

The Company made federal income tax payments of $8.3 million, $9.9 million, and $11.0 million during 2018, 2017, and 2016, respectively, to the IRS and to NACCO as a member of the consolidated income tax return for periods prior to spin off. The Company made foreign and state income tax payments of $2.6 million, $1.9 million, and $2.8 million during 2018, 2017, and 2016, respectively. During the same periods, income tax refunds totaled $0.1 million in 2018 and $0.6 million in 2016. There were no tax refunds in 2017.

A reconciliation of the federal statutory and effective income tax rate for the years ended December 31 is as follows:

	2018	2017	2016
Income before income taxes	$28,029	$36,077	$41,163
Statutory taxes at 21.0% (35.0% in 2017 and prior)	$5,886	$12,627	$14,407
State and local income taxes	330	901	1,019
Other non-deductible expenses	597	411	414
Credits	(398)	(445)	(211)
Valuation allowances	231	369	170
Provisional effect of the Tax Act	—	4,654	—
Non-deductible spin-related costs	—	540	—
Other, net	(401)	(885)	(815)
Income tax provision	$6,245	$18,172	$14,984
Effective income tax rate	22.3%	50.4%	36.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2018	2017
Deferred tax assets
Tax carryforwards	$2,293	$5,034
Inventories	147	207
Depreciation and amortization	—	716
Accrued expenses and reserves	5,962	6,929
Other employee benefits	2,747	3,238
Other	1,178	696
Total deferred tax assets	12,327	16,820
Less: Valuation allowance	1,300	1,916
	11,027	14,904
Deferred tax liabilities
Accrued pension benefits	1,854	2,079
Depreciation and amortization	1,010	—
Total deferred tax liabilities	2,864	2,079
Net deferred tax asset	$8,163	$12,825

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2018
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	990	990	2019 - Indefinite
State losses	1,303	—	2020 - 2036
Total	$2,293	$990

	December 31, 2017
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Alternative minimum tax credit	$2,429	$—	(1)
Non-U.S. net operating loss	1,658	1,658	2018 - Indefinite
State losses	1,198	—	2020 - 2035
Total	$5,285	$1,658
(1) The Tax Act repealed the corporate alternative minimum tax for tax years beginning after December 31, 2017. These credits are fully utilized in 2018 based on estimated income taxes.
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
On December 22, 2017, the U.S. federal government enacted the Tax Act, which significantly revised U.S. tax law. The Tax Act has positively impacted the Company’s effective income tax rate due to the reduction of the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provided a measurement period of up to one year after the enactment date for companies to finalize the recognition of the income tax effects of the Tax Act. As a result of the Tax Act and pursuant to SAB 118, the Company recorded a provisional net tax charge of $4.7 million in the year ending December 31, 2017. Included in the 2017 amount was is $4.1 million for the remeasurement of U.S. deferred tax assets and liabilities resulting from the reduction in the U.S. federal corporate tax rate from 35% to 21%, $0.4 million related to executive compensation that may not be deductible when paid in future periods, and $0.2 million related to the net estimated income tax on deemed repatriation of foreign earnings.
The Company computed the provisional income tax charge based on information available during 2017. As of December 31, 2018, the Company completed the accounting for the income tax effects of the Tax Act which resulted in no adjustments to the provisional amounts recorded at December 31, 2017.
The Company made an accounting policy election to account for the global intangible low-tax income ("GILTI"), as a current period expense when incurred.
As of December 31, 2018, the cumulative unremitted earnings of the Company's foreign subsidiaries were approximately $23.6 million. The Company expects to pay the one-time transition tax related to unremitted earnings of $0.5 million over 8 years. The Company continues to conclude all material entities’ foreign earnings will be indefinitely reinvested in its foreign operations and will remain offshore in order to meet the capital and business needs outside of the U.S. As a result, the Company does not provide a deferred tax liability with respect to the cumulative unremitted earnings. It is not practicable to determine the deferred tax liability associated with these undistributed earnings due to the availability of foreign tax credits and the complexity of the rules governing the utilization of such credits under the new rules under the Tax Act.
The following is a reconciliation of the Company's total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2018, 2017, and 2016. Approximately $0.3 million, $0.6 million, and $0.4 million of these gross amounts as of December 31, 2018, 2017, and 2016, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2018	2017	2016
Balance at January 1	$881	$671	$1,199
Additions based on tax positions related to prior years	90	—	167
Additions based on tax positions related to the current year	—	210	165
Reductions due to settlements with taxing authorities	(506)	—	(860)
Balance at December 31	$465	$881	$671

The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recorded immaterial amounts of interest and penalties as of December 31, 2018 and 2017, respectively. The Company expects the amount of unrecognized tax benefits will change within the next 12 months; however, the change in unrecognized tax benefits, which is reasonably possible within the next 12 months, is not expected to have a significant effect on the Company's financial position, results of operations or cash flows.

In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of NACCO's 2013-2016 U.S. federal tax returns is ongoing. In addition, the Company does not have any material taxing jurisdictions in which the statute of limitations has been extended beyond the applicable time frame allowed by law.

NOTE 14—Retirement Benefit Plans
Defined Benefit Plans: The Company maintains two defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2018	2017	2016
U.S. Plan
Discount rate for pension benefit obligation	4.00%	3.30%	3.60%
Discount rate for net periodic benefit cost	3.30%	3.60%	3.70%
Expected long-term rate of return on assets for net periodic benefit income	7.50%	7.50%	7.50%
Non-U.S. Plan
Discount rate for pension benefit obligation	3.50%	3.25%	3.75%
Discount rate for net periodic benefit cost	3.50%	3.75%	4.00%
Expected long-term rate of return on assets for net periodic benefit (income) expense	5.50%	5.50%	5.50%
Set forth below is a detail of the net periodic pension income for the defined benefit plans for the years ended December 31:

	2018	2017	2016
U.S. Plan
Interest cost	$681	$811	$875
Expected return on plan assets	(2,047)	(2,074)	(2,071)
Amortization of actuarial loss	623	501	495
Net periodic pension income	$(743)	$(762)	$(701)

Non-U.S. Plan
Interest cost	$142	$153	$144
Expected return on plan assets	(286)	(264)	(248)
Amortization of actuarial loss	200	10	13
Net periodic pension loss (income)	$56	$(101)	$(91)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Set forth below is the detail of other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) for the years ended December 31:

	2018	2017	2016
U.S. Plan
Current year actuarial loss (gain)	$2,347	$(2,506)	$243
Amortization of actuarial loss	(623)	(501)	(495)
Total recognized in other comprehensive loss (income)	$1,724	$(3,007)	$(252)
Non-U.S. Plan
Current year actuarial loss	$236	$60	$318
Amortization of actuarial loss	(200)	(10)	(13)
Total recognized in other comprehensive loss	$36	$50	$305
The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2018		2017
	U.S. Plan	Non-U.S. Plan	U.S. Plan	Non-U.S. Plan
Change in benefit obligation
Projected benefit obligation at beginning of year	$21,716	$4,604	$23,651	$4,021
Interest cost	681	142	811	153
Actuarial (gain) loss	(1,278)	(148)	(521)	291
Benefits paid	(1,988)	(151)	(2,225)	(153)
Foreign currency exchange rate changes	—	(363)	—	292
Projected benefit obligation at end of year	$19,131	$4,084	$21,716	$4,604
Accumulated benefit obligation at end of year	$19,131	$4,084	$21,716	$4,604
Change in plan assets
Fair value of plan assets at beginning of year	$29,237	$5,456	$27,402	$4,712
Actual return on plan assets	(1,578)	(111)	4,060	497
Employer contributions	—	—	—	55
Benefits paid	(1,988)	(151)	(2,225)	(153)
Foreign currency exchange rate changes	—	(450)	—	345
Fair value of plan assets at end of year	$25,671	$4,744	$29,237	$5,456
Funded status at end of year	$6,540	$660	$7,521	$852
Amounts recognized in the balance sheets consist of:
Non-current assets	$6,540	$660	$7,521	$852
Components of accumulated other comprehensive loss consist of:
Actuarial loss	$(11,427)	$(1,225)	$(9,703)	$(1,033)
Deferred taxes and other	2,933	485	3,687	371
	$(8,494)	$(740)	$(6,016)	$(662)
The actuarial loss included in accumulated other comprehensive loss expected to be recognized in net periodic pension income in 2019 is $0.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The Company recognizes as a component of benefit cost (income), as of the measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of the projected benefit obligations or the plan assets, defined as the "corridor." Amounts outside the corridor are amortized over the average expected remaining lifetime of inactive participants for the pension plans. The gain (loss) amounts recognized in AOCI are not expected to be fully recognized until the plan is terminated or as settlements occur, which would trigger accelerated recognition.
The Company's policy is to make contributions to fund its pension plans within the range allowed by applicable regulations. The Company does not expect to contribute to its U.S. and non-U.S. pension plans in 2019.
Pension benefit payments are made from assets of the pension plans.
Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plan	Non-U.S. Plan
2019	$1,929	$174
2020	2,131	184
2021	1,847	196
2022	1,771	234
2023	1,721	231
2024 - 2028	6,772	1,210
	$16,171	$2,229
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
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at December 31:

	2018 Actual Allocation	2017 Actual Allocation	Target Allocation Range
U.S. equity securities	43.8%	45.8%	36.0% - 54.0%
Non-U.S. equity securities	19.3%	20.5%	16.0% - 24.0%
Fixed income securities	36.4%	32.9%	30.0% - 40.0%
Money market	0.5%	0.8%	0.0% - 10.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following is the actual allocation percentage and target allocation percentage for the Non-U.S. pension plan assets at December 31:

	2018 Actual Allocation	2017 Actual Allocation	Target Allocation Range
Canadian equity securities	29.5%	33.6%	25.0% - 35.0%
Non-Canadian equity securities	29.9%	34.3%	25.0% - 35.0%
Fixed income securities	40.6%	32.1%	30.0% - 50.0%
Cash and cash equivalents	—%	—%	0.0% - 5.0%
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

	U.S. Plan		Non-U.S. Plan
	2018	2017	2018	2017
U.S. equity securities	$11,251	$13,402	$735	$952
Non-U.S. equity securities	4,930	5,993	2,081	2,750
Fixed income securities	9,350	9,622	1,928	1,754
Money market	140	220	—	—
Total	$25,671	$29,237	$4,744	$5,456

Defined Contribution Plans: HBB and KC maintain defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the U.S. The Company provides employer matching (or safe harbor) contributions based on plan provisions. The defined contribution retirement plans also provide for an additional minimum employer contribution. Certain plans also permit additional contributions whereby the applicable company’s contribution to participants is determined annually based on a formula that includes the effect of actual operating results compared with targeted operating results and the age and/or compensation of the participants. Total costs, including Company contributions, for these plans were $5.3 million in 2018 and 2017, and $5.2 million in 2016.

NOTE 15—Business Segments

As described in Note 2, the Company's reportable segments include HBB and KC. The accounting policies of the reportable segments are the same as the Company as described in Note 2. The line “Eliminations” in the revenue section eliminates revenue from HBB sales to KC. Intercompany revenue is based on current market prices of similar third-party transactions. The line “Not allocated” in the total assets section primarily represents federal tax receivables and credit carryforwards.

	2018	2017	2016
Revenue
HBB	$633,771	$615,071	$605,170
KC	113,469	128,520	144,351
Eliminations	(4,061)	(2,842)	(4,164)
Total	$743,179	$740,749	$745,357

Operating profit (loss)
HBB	$39,569	$41,487	$43,033
KC	(7,316)	(3,418)	376
Eliminations	66	66	(35)
Total	$32,319	$38,135	$43,374

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	2018	2017	2016
Total assets
HBB	$294,278	$281,004
KC	34,202	43,361
Not allocated	1,947	1,868
Total	$330,427	$326,233
Depreciation and amortization
HBB	$4,277	$4,072	$4,681
KC	1,032	1,539	1,545
Total	$5,309	$5,611	$6,226
Capital expenditures
HBB	$7,759	$6,198	$4,814
KC	317	1,176	1,188
Total	$8,076	$7,374	$6,002
Data By Geographic Region
Revenue and property, plant and equipment related to operations outside the U.S., based on customer and asset location, are as follows:

	U.S.	Other	Consolidated
2018
Revenue from unaffiliated customers	$603,294	$139,885	$743,179
Property, plant and equipment, net	$17,132	$5,498	$22,630
2017
Revenue from unaffiliated customers	$608,490	$132,259	$740,749
Property, plant and equipment, net	$14,078	$5,005	$19,083
2016
Revenue from unaffiliated customers	$626,367	$118,990	$745,357
Property, plant and equipment, net	$10,861	$5,082	$15,943
No single country outside of the U.S. comprised 10% or more of the Company's revenue from unaffiliated customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 16—Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue
HBB	$125,414	$135,869	$172,464	$200,024
KC	22,100	22,762	25,884	42,723
Eliminations	(881)	(690)	(1,447)	(1,043)
	146,633	157,941	196,901	241,704
Gross profit	37,793	40,853	50,351	60,015
Operating profit (loss)
HBB	3,993	4,399	13,446	17,731
KC	(4,304)	(3,834)	(2,407)	3,229
Eliminations	(26)	28	(36)	100
	(337)	593	11,003	21,060

Net income (loss)	(418)	(874)	8,044	15,032

Basic earnings (loss) per share	$(0.03)	$(0.06)	$0.59	$1.10

Diluted earnings (loss) per share	$(0.03)	$(0.06)	$0.59	$1.09

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue
HBB	$114,154	$127,574	$153,592	$219,751
KC	26,665	25,868	28,644	47,343
Eliminations	(537)	(466)	(523)	(1,316)
	140,282	152,976	181,713	265,778
Gross profit (1)	34,577	38,831	48,127	72,286
Operating profit (loss)
HBB	782	5,164	9,001	26,540
KC	(3,279)	(3,008)	(1,581)	4,450
Eliminations	59	8	10	(11)
	(2,438)	2,164	7,430	30,979

Net income (loss)	(1,358)	1,239	4,259	13,765

Basic earnings (loss) per share (2)	$(0.10)	$0.09	$0.31	$1.01

Diluted earnings (loss) per share (2)	$(0.10)	$0.09	$0.31	$1.01

(1)	The significant increase in gross profit in the fourth quarters of 2018 and 2017 compared with the prior quarters of 2018 and 2017 is primarily due to the seasonal nature of our businesses.

(2)
As a result of the distribution of one share of Hamilton Beach Brands Holding Company Class A Common and one share of Hamilton Beach Brands Holding Company Class B Common for each share of NACCO Class A or NACCO Class B common stock, the earnings per share amounts for the Company for periods prior to the spin-off have been calculated based upon the number of shares distributed in the spin-off.

NOTE 17—Related Party Transactions

In connection with the spin-off of Hamilton Beach Holding, the Company and NACCO entered into a Transition Services Agreement ("TSA"). In the second half of 2018, the Company amended the TSA agreement extending the terms through February 28, 2019. Under the terms of the TSA, NACCO continues to provide various services to Hamilton Beach Holding on a transitional basis. Hamilton Beach Holding paid $0.5 million and $0.2 million in total fees to NACCO under the TSA during 2018 and 2017, respectively.

Prior to the spin-off, NACCO charged management fees to the Company for services provided by NACCO. NACCO management fees are included in selling, general and administrative expenses and were $3.0 million in the first nine months of 2017 and $4.1 million for the year ended December 31, 2016. NACCO management fees were based upon estimated parent company resources devoted to providing centralized services and stewardship activities and were allocated among all NACCO subsidiaries based upon the relative size and complexity of each subsidiary. The Company believes the assumptions and allocation methods underlying the consolidated financial statements are based on a reasonable reflection of the use of services provided to or the benefit received by Hamilton Beach Holding during the periods presented relative to the total costs incurred by NACCO. However, the amounts recorded for these allocations are not necessarily representative of the amount that would have been reflected in the consolidated financial statements had the Company been an entity that operated independently of NACCO.

Hyster-Yale Materials Handling, Inc. (“Hyster-Yale”) is a former subsidiary of NACCO that was spun-off to stockholders in 2012. In the ordinary course of business, HBB and KC lease or buy Hyster-Yale lift trucks. The terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HAMILTON BEACH BRANDS HOLDING COMPANY
YEAR ENDED DECEMBER 31, 2018, 2017, AND 2016

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe		Balance at End of Period (C)
(In thousands)
2018
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,177	$11	$—	$475	(A)	$713
Deferred tax valuation allowances	$1,916	$—	$—	$616	(D)	$1,300
2017
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$862	$405	$—	$90	(A)	$1,177
Allowance for discounts, adjustments and returns	$14,650	$21,358	$—	$21,844	(B)	$14,164
Deferred tax valuation allowances	$1,614	$302	$—	$—		$1,916
2016
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$864	$46	$—	$48	(A)	$862
Allowance for discounts, adjustments and returns	$17,397	$21,692	$241	$24,680	(B)	$14,650
Deferred tax valuation allowances	$1,290	$324	$—	$—		$1,614

(A)	Write-offs, net of recoveries.

(B)	Payments and customer deductions for product returns, discounts and allowances.

(C)	Balances which are not required to be presented and those which are immaterial have been omitted.

(D)	Foreign exchange rate adjustments and utilization of foreign entity losses.