Form 10-Q
period 2019-03-31
Hamilton Beach Brands Holding Co
filed 2019-04-25
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at April 19, 2019: 9,467,601
Number of shares of Class B Common Stock outstanding at April 19, 2019: 4,384,614

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2019	DECEMBER 31 2018	MARCH 31 2018
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$1,721	$6,352	$2,389
Accounts receivable, net	92,534	112,137	88,579
Inventories	142,261	144,691	157,622
Prepaid expenses and other current assets	16,373	14,969	11,848
Total Current assets	252,889	278,149	260,438
Property, plant and equipment, net	22,566	22,630	20,597
Goodwill	6,253	6,253	6,253
Other intangibles, net	4,174	4,519	5,555
Deferred income taxes	5,493	8,163	12,200
Deferred costs	8,447	8,012	10,347
Other non-current assets	2,424	2,701	3,224
Total Assets	$302,246	$330,427	$318,614
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$80,649	$132,968	$108,185
Accounts payable to NACCO Industries, Inc.	2,425	2,419	9,285
Revolving credit agreements	62,212	11,624	65,508
Accrued payroll	8,903	17,023	9,833
Accrued product returns	9,314	10,941	10,815
Accrued cooperative advertising	7,784	10,314	5,734
Other current liabilities	16,325	21,612	17,017
Total Current liabilities	187,612	206,901	226,377
Revolving credit agreements	32,000	35,000	20,000
Other long-term liabilities	19,555	23,088	24,600
Total Liabilities	239,167	264,989	270,977
Stockholders' equity
Preferred stock, par value $0.01 per share, 5 million shares authorized, no shares outstanding as of March 31, 2019, December 31, 2018, and March 31, 2018	—	—	—
Class A Common stock, par value $0.01 per share, 70 million shares authorized; 9,456,747, 9,291,122, and 9,164,049 shares outstanding as of March 31, 2019, December 31, 2018, and March 31, 2018, respectively.	95	93	92
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis, 30 million shares authorized; 4,385,132, 4,421,644, and 4,521,958 shares outstanding as of March 31, 2019, December 31, 2018, and March 31, 2018, respectively.	44	44	45
Capital in excess of par value	52,520	51,714	49,051
Retained earnings	27,959	30,897	12,191
Accumulated other comprehensive loss	(17,539)	(17,310)	(13,742)
Total Stockholders' equity	63,079	65,438	47,637
Total Liabilities and Stockholders' equity	$302,246	$330,427	$318,614

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31
	2019	2018
	(In thousands, except per share data)
Revenue	$145,377	$146,633
Cost of sales	110,654	108,840
Gross profit	34,723	37,793
Selling, general and administrative expenses	36,507	37,994
Amortization of intangible assets	345	345
Operating loss	(2,129)	(546)
Interest expense, net	746	532
Other income, net	(332)	(514)
Loss before income taxes	(2,543)	(564)
Income tax benefit	(782)	(146)
Net loss	$(1,761)	$(418)

Basic and diluted loss per share	$(0.13)	$(0.03)

Basic and diluted weighted average shares outstanding	13,786	13,683

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	THREE MONTHS ENDED MARCH 31
	2019	2018
	(In thousands)
Net loss	$(1,761)	$(418)
Other comprehensive (loss) income:
Foreign currency translation adjustment	330	917
Gain on long-term intra-entity foreign currency transactions, net of $17 tax expense in the three months ended March 31, 2019.	15	—
Current period cash flow hedging activity, net of $207 tax benefit and $90 tax expense in the three months ended March 31, 2019 and 2018, respectively.	(566)	289
Reclassification of hedging activities into earnings, net of $1 tax expense and $64 tax benefit in the three months ended March 31, 2019 and 2018, respectively.	2	166
Reclassification of pension adjustments into earnings, net of $39 tax expense and $44 tax benefit in the three months ended March 31, 2019 and 2018, respectively.	(10)	158
Total other comprehensive (loss) income	(229)	1,530
Comprehensive (loss) income	$(1,990)	$1,112

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31
	2019	2018
	(In thousands)
Operating Activities
Net loss	$(1,761)	$(418)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,249	1,235
Deferred income taxes	2,178	582
Share-based compensation expense	807	955
Other	23	(2,675)
Net changes in operating assets and liabilities:
Affiliates payable	6	96
Accounts receivable	20,323	25,521
Inventories	2,593	(22,878)
Other assets	(1,824)	(3,013)
Accounts payable	(52,353)	(34,827)
Other liabilities	(21,376)	(3,712)
Net cash used for operating activities	(50,135)	(39,134)
Investing Activities
Expenditures for property, plant and equipment	(862)	(2,401)
Other	29	—
Net cash used for investing activities	(833)	(2,401)
Financing Activities
Net additions to revolving credit agreements	47,565	34,162
Cash dividends on Class A Common and Class B Common	(1,177)	(1,162)
Net cash provided by financing activities	46,388	33,000
Effect of exchange rate changes on cash	(51)	18
Cash and Cash equivalents
Decrease for the period	(4,631)	(8,517)
Balance at the beginning of the period	6,352	10,906
Balance at the end of the period	$1,721	$2,389

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive (Loss) Income
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total Stockholders' Equity
	(In thousands)
Balance, January 1, 2018	$88	$48	$47,773	$12,603	$(7,934)	$508	$(6,678)	$46,408
Net loss			—	(418)	—	—	—	(418)
Issuance of common stock, net of conversions(1)(2)	4	(3)	323					324
Share-based compensation expense	—	—	955	—	—	—	—	955
Cash dividends on Class A Common and Class B Common: $0.085 per share	—	—	—	(1,162)	—	—	—	(1,162)
Reclassification due to adoption of ASU 2018-02	—	—	—	1,168	—	118	(1,286)	—
Current period other comprehensive income	—	—	—	—	917	289	—	1,206
Reclassification adjustment to net loss	—	—	—	—	—	166	158	324
Balance, March 31, 2018	$92	$45	$49,051	$12,191	$(7,017)	$1,081	$(7,806)	$47,637

Balance, January 1, 2019	$93	$44	$51,714	$30,897	$(9,099)	$1,023	$(9,234)	$65,438
Net loss	—	—	—	(1,761)	—	—	—	(1,761)
Issuance of common stock, net of conversions(1)(2)	2	—	(1)	—	—	—	—	1
Share-based compensation expense	—	—	807	—	—	—	—	807
Cash dividends on Class A Common and Class B Common: $0.085 per share	—	—	—	(1,177)	—	—	—	(1,177)
Current period other comprehensive income (loss)	—	—	—	—	345	(566)	—	(221)
Reclassification adjustment to net loss	—	—	—	—	—	2	(10)	(8)
Balance, March 31, 2019	$95	$44	$52,520	$27,959	$(8,754)	$459	$(9,244)	$63,079
(1) Class B Common converted to Class A Common were 36,512 and 286,267 shares, respectively, during the periods ended March 31, 2019 and 2018.
(2) The Company issued 129,113 and 12,575 of Class A Common shares during the three months ended March 31, 2019 and 2018, respectively.

See notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(Tabular amounts in thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

Nature of Operations

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Hamilton Beach Brands Holding Company and its wholly-owned subsidiaries ("Hamilton Beach Holding” or the “Company”). The Company manages its subsidiaries primarily by reportable segment, which are Hamilton Beach Brands, Inc. (“HBB”) and The Kitchen Collection, LLC ("KC"). The Company includes the required intercompany eliminations between its reportable segments. Costs incurred as a stand-alone public entity are allocated to the HBB segment. The only material assets held by Hamilton Beach Brands Holding Company are its investments in consolidated subsidiaries. Substantially all of its cash flows are provided by dividends paid or distributions made by its subsidiaries.

HBB is a leading designer, marketer and distributor of branded, small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. KC is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States ("U.S.").

Prior period interest income amounts have been reclassified from other income, net to interest expense, net to conform to the current period presentation.

Basis of Presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2019 and 2018 and the results of its operations, comprehensive (loss) income, cash flows and changes in equity for the three months ended March 31, 2019 and 2018 have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the remainder of the year due to the highly seasonal nature of the retail market for kitchenware and the market for small electric household and specialty housewares appliances.

NOTE 2—Recently Issued Accounting Standards

Accounting Standards Adopted

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715)," which amends the requirements in U.S. GAAP related to the income statement presentation of the components of net periodic benefit cost for an entity's sponsored defined benefit pension and other post-retirement plans. The Company adopted this guidance on January 1, 2019 resulting in $0.2 million of net periodic pension income for the three months ended March 31, 2019 being presented in other income, net. The change in presentation of the components of net periodic pension cost was applied retrospectively which resulted in $0.2 million of net periodic pension income for the three months ended March 31, 2018 being reclassified from selling, general and administrative expenses to other income, net.

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

In June 2016, the FASB issued ASU 2016-03, “Financial Instruments - Credit Losses (Topic 326)," which requires an entity to recognize credit losses as an allowance rather than as a write-down. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is planning to adopt ASU 2016-03 for its year ending December 31, 2021 and is currently evaluating to what extent ASU 2016-03 will affect the Company's financial position, results of operations, cash flows and related disclosures.

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

The following table presents the Company's revenue on a disaggregated basis for the three months ending:

	THREE MONTHS ENDED MARCH 31
	2019			2018
	HBB	KC	Consolidated (1)	HBB	KC	Consolidated (1)
Type of good or service:
Products	$125,697	$19,253	$144,346	$124,581	$22,100	$145,800
Licensing	1,031	—	1,031	833	—	833
Total revenue	$126,728	$19,253	$145,377	$125,414	$22,100	$146,633
(1) Includes the required intercompany eliminations between HBB and KC.

NOTE 4—Inventories

Inventories are summarized as follows:

	MARCH 31 2019	DECEMBER 31 2018	MARCH 31 2018
Sourced inventories - HBB	$120,707	$122,697	$132,749
Retail inventories - KC	21,554	21,994	24,873
Total inventories	$142,261	$144,691	$157,622

NOTE 5—Fair Value Disclosure

The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	MARCH 31 2019	DECEMBER 31 2018	MARCH 31 2018
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$236	$349	$317
Long-term	Other non-current assets	435	710	1,105
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	44	231	265
		715	1,290	1,687
Liabilities:
Foreign currency exchange contracts
Current	Other current liabilities	34	87	212
		$34	$87	$212

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

During the periods ended March 31, 2019, December 31, 2018 and March 31, 2018, there were no transfers into or out of Levels 1, 2 or 3.

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

HBB is a defendant in a legal proceeding in which the plaintiff alleges that certain HBB products infringe the plaintiff's patents. The plaintiff is claiming $3.8 million in damages for lost profits and reasonable royalties. The Company believes that its products do not infringe on any of the patents claimed by the plaintiff, and that the claims asserted are without merit. Trial is scheduled to begin on April 29, 2019. Recent developments in the pending proceeding indicate that an adverse ruling at the trial court is probable, however, no liability has been recorded for the claims as of March 31, 2019 as an estimate of the possible loss or range of loss cannot be determined because the legal status of the matter is not sufficiently developed or advanced in order to make such a determination. The Company is vigorously defending itself against these allegations, and has and will continue to challenge the claims, which may include appealing any adverse trial court rulings or decisions.

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

At March 31, 2019, December 31, 2018, and March 31, 2018, HBB had accrued undiscounted obligations of $8.4 million, $8.2 million, and $8.7 million respectively, for environmental investigation and remediation activities.

NOTE 7—Business Segments

As described in Note 1, the Company's reportable segments include HBB and KC. The accounting policies of the reportable segments are the same as the Company described in Note 2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The line “Eliminations” in the revenue section eliminates revenue from HBB sales to KC. Intercompany revenue is based on current market prices of similar third-party transactions.

	THREE MONTHS ENDED MARCH 31
	2019	2018
Revenue
HBB	$126,728	$125,414
KC	19,253	22,100
Eliminations	(604)	(881)
Total	$145,377	$146,633

Operating profit (loss)
HBB	$1,640	$3,784
KC	(3,700)	(4,304)
Eliminations	(69)	(26)
Total	$(2,129)	$(546)

NOTE 8—Transfer of Financial Assets
The Company has entered into an arrangement with a financial institution to sell certain U.S. accounts receivable on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $34.5 million and $31.5 million of accounts receivable during the quarters ending March 31, 2019 and 2018, respectively, and $165.4 million of accounts receivable during the year ending December 31, 2018. The loss incurred on sold receivables in the consolidated results of operations for the three months ended March 31, 2019 and 2018 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the Company's critical accounting policies, refer to “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as there have been no material changes from those disclosed in our Annual Report.

CONSOLIDATED FINANCIAL SUMMARY
The Company’s business is seasonal and a majority of revenue and operating profit typically occurs in the second half of the year when sales of small electric appliances and kitchenware increase significantly for the fall holiday-selling season.

The consolidated financial summary of the Company includes the required intercompany eliminations between its reportable segments. Costs incurred as a stand-alone public entity are allocated to the HBB segment. Detailed comparisons of revenue and operating profit (loss) are presented in the discussions of the reportable segments, which follow the Hamilton Beach Holding results discussion.

First Quarter of 2019 Compared with First Quarter of 2018

The consolidated results of operations for Hamilton Beach Holding were as follows for the three months ended March 31:

	THREE MONTHS ENDED MARCH 31
	2019	% of Revenue	2018	% of Revenue	$ Change	% Change

Revenue	$145,377	100.0%	$146,633	100.0%	$(1,256)	(0.9)%
Cost of sales	110,654	76.1%	108,840	74.2%	1,814	1.7%
Gross profit	34,723	23.9%	37,793	25.8%	(3,070)	(8.1)%
Selling, general and administrative expenses	36,507	25.1%	37,994	25.9%	(1,487)	(3.9)%
Amortization of intangible assets	345	0.2%	345	0.2%	—	—%
Operating loss	(2,129)	(1.5)%	(546)	(0.4)%	(1,583)	289.9%
Interest expense, net	746	0.5%	532	0.4%	214	40.2%
Other income, net	(332)	(0.2)%	(514)	(0.4)%	182	(35.4)%
Loss before income taxes	(2,543)	(1.7)%	(564)	(0.4)%	(1,979)	350.9%
Income tax benefit	(782)	(0.5)%	(146)	(0.1)%	(636)	435.6%
Net loss	$(1,761)	(1.2)%	$(418)	(0.3)%	$(1,343)	321.3%

Effective income tax rate	30.8%	25.9%

Revenue - Revenue decreased $1.3 million, or 0.9%. KC's revenue decreased 12.9% primarily due to the closure of underperforming stores and a decline in comparable store sales since March 31, 2018. The decrease at KC was partially offset by HBB's increase in revenue of 1.0% attributable to sales of new and higher priced products in the U.S. consumer market partially offset by lower sales volume in the international consumer market and unfavorable foreign currency movements.

Gross profit - Gross profit decreased $3.1 million, or 8.1%. As a percentage of revenue, gross profit declined from 25.8% to 23.9%. HBB gross profit margin declined primarily due to higher HBB product costs arising from increased inbound freight expenses and unfavorable foreign currency movements. KC's gross profit margin also declined primarily due to liquidation sales at twenty-one stores which closed during the first quarter of 2019.

Selling, general and administrative expenses - Selling, general and administrative expenses decreased $1.5 million, or 3.9%. The decrease is primarily due to KC's lower selling, general and administrative expenses due to a reduction in corporate and comparable store expenses and the benefits realized from closing unprofitable stores. The decrease at KC was partially offset by HBB's increased legal and professional service fees.

Operating loss - Operating loss increased $1.6 million. As a percentage of revenue, operating loss increased from 0.4% to 1.5%. The increase is primarily due to the decline in HBB's operating profit primarily due to the reasons discussed above. KC's operating loss improvement partially offset HBB's decline.

Interest expense, net - Interest expense, net increased $0.2 million primarily due to an increase in average borrowings outstanding under HBB's and KC's revolving credit facilities and higher average interest rates.

Other income, net - Other income, net decreased $0.2 million primarily due to unfavorable foreign currency movements as the Mexican peso weakened against the U.S. dollar during the period.

Income tax benefit - The Company recognized an income tax benefit of $0.8 million on a loss before income taxes of $2.5 million, an effective tax rate of 30.8%. The effective tax rate increased from 25.9% in the first quarter of 2018 primarily due to an insignificant one-time tax benefit recorded in the first three months of 2019 related to the non-U.S. pension plan.

SEGMENT RESULTS

Hamilton Beach Brands, Inc.

Financial Review

First Quarter of 2019 Compared with First Quarter of 2018

The results of operations for HBB were as follows for the three months ended March 31:

	THREE MONTHS ENDED MARCH 31
	2019	% of Revenue	2018	% of Revenue
Revenue	$126,728	100.0%	$125,414	100.0%
Cost of sales	100,469	79.3%	97,710	77.9%
Gross profit	26,259	20.7%	27,704	22.1%
Operating expenses	24,619	19.4%	23,920	19.1%
Operating profit	$1,640	1.3%	$3,784	3.0%
The following table identifies the components of the change in revenue for the first quarter of 2019 compared with the first quarter of 2018:

Revenue
2018	$125,414
Increase (decrease) from:
Average sales price	1,970
Unit volume and product mix	80
Foreign currency	(736)
2019	$126,728

Revenue increased $1.3 million, or 1.0%. The increase in revenue is primarily due to sales of new and higher priced products in the U.S. consumer market partially offset by lower sales volume in the international consumer market. Unfavorable foreign currency movements partially offset the increase in revenue as the Canadian dollar and Mexican peso weakened against the U.S. dollar.

The following table identifies the components of the change in operating profit for the first quarter of 2019 compared with the first quarter of 2018:

Operating Profit
2018	$3,784
Decrease from:
Gross profit	(1,445)
Selling, general and administrative expenses	(699)
2019	$1,640

HBB's operating profit decreased $2.1 million. As a percentage of revenue, operating profit declined from 3.0% to 1.3%. The decrease as a percentage of revenue is driven by the decline in gross profit and increased selling, general and administrative expenses.

HBB gross profit margin declined from 22.1% to 20.7%, primarily due to higher HBB product costs arising from increased inbound freight expenses and unfavorable foreign currency movements.

The increase in selling, general and administrative expenses was mainly attributable to a $0.7 million increase in legal and professional service fees primarily due to patent litigation expenses.

The Kitchen Collection, LLC

At March 31, 2019, KC operated 168 stores compared with 199 stores at March 31, 2018 and 189 stores at December 31, 2018.

Financial Review

First Quarter of 2019 Compared with First Quarter of 2018

The results of operations for KC were as follows for the three months ended March 31:

	THREE MONTHS ENDED MARCH 31
	2019	% of Revenue	2018	% of Revenue
Revenue	$19,253	100.0%	$22,100	100.0%
Cost of sales	10,720	55.7%	11,985	54.2%
Gross profit	8,533	44.3%	10,115	45.8%
Operating expenses	12,233	63.5%	14,419	65.2%
Operating loss	$(3,700)	(19.2)%	$(4,304)	(19.5)%
The following table identifies the components of the change in revenue for the first quarter of 2019 compared with the first quarter of 2018:

Revenue
2018	$22,100
Increase (decrease) from:
Closed stores	(1,538)
Comparable stores	(1,091)
Other	(364)
New stores	146
2019	$19,253

Revenue for the first quarter of 2019 decreased $2.8 million, or 12.9%, primarily due to the closure of 32 underperforming stores and a decline in comparable store sales since March 31, 2018. The decrease in comparable store sales was due to a decline in customer traffic.

The following table identifies the components of the change in operating loss for the first quarter of 2019 compared with the first quarter of 2018:

Operating Loss
2018	$(4,304)
Decrease from:
Selling, general and administrative expenses and other	349
Closed stores	234
New stores	15
Comparable stores	6
2019	$(3,700)

KC's operating loss decreased $0.6 million in the first quarter of 2019 compared with the first quarter of 2018 primarily due to a reduction in corporate and comparable store expenses and the benefits realized from closing unprofitable stores.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

Hamilton Beach Brands Holding Company operates through its wholly-owned subsidiaries, HBB and KC, thus the only material assets held by it are the investments in consolidated subsidiaries. Substantially all of its cash flows are provided by dividends paid or distributions made by its subsidiaries. As a result, certain statutory limitations or regulatory or financing agreements could affect the levels of distributions allowed to be made by its subsidiaries. The following is a discussion of the changes in the Company's cash flows for the three months ended March 31, 2019 compared with March 31, 2018.

	THREE MONTHS ENDED MARCH 31
	2019	2018	Change
Operating Activities
Net loss	$(1,761)	$(418)	$(1,343)
Depreciation and amortization	1,249	1,235	14
Deferred income taxes	2,178	582	1,596
Share-based compensation expense	807	955	(148)
Other	23	(2,675)	2,698
Net changes in operating assets and liabilities
Accounts receivable	20,323	25,521	(5,198)
Inventories	2,593	(22,878)	25,471
Accounts payable	(52,353)	(34,827)	(17,526)
Other operating assets and liabilities	(23,194)	(6,629)	(16,565)
Net cash used for operating activities	(50,135)	(39,134)	(11,001)
Investing Activities
Expenditures for property, plant and equipment	(862)	(2,401)	1,539
Other	29	—	29
Net cash used for investing activities	(833)	(2,401)	1,568
Financing Activities
Net additions to revolving credit agreements	47,565	34,162	13,403
Cash dividends on Class A Common and Class B Common	(1,177)	(1,162)	(15)
Net cash provided by financing activities	46,388	33,000	13,388
Effect of exchange rate changes on cash	(51)	18	(69)
Decrease in cash	$(4,631)	$(8,517)	$3,886
Operating activities - Net cash used for operating activities increased by $11.0 million in the first quarter of 2019 primarily due to the net changes in operating assets and liabilities.

HBB's net cash used for operating activities increased by $10.6 million in the first quarter of 2019 primarily due to changes in working capital related to:

•	a decrease in accounts payable of $45.6 million during the first three months of 2019 compared with a decrease of $30.3 million during the first three months of 2018 due to the timing of payments;

•	a decrease in accounts receivable of $25.6 million during the first three months of 2018 compared with a decrease of $19.6 million in the first three months of 2019 due to the timing of collections;

•	an increase in inventory of $21.3 million during the first three months of 2018 compared with a decrease of $2.2 million during the first three months of 2019 due to improved inventory management.

KC's net cash used for operating activities increased by $0.4 million in the first quarter of 2019 primarily due to changes in working capital related to:

•	a decrease in accounts payable of $6.8 million during the first three months of 2019 compared with a decrease of $4.7 million during the first three months of 2018 due to the timing of payments;

•
an increase in inventory of $1.7 million during the first three months of 2018 compared with a decrease in inventory of $0.4 million during the first three months of 2019 due to the store closures in the first quarter of 2019.

Investing activities - Net cash used for investing activities decreased in the first quarter of 2019 primarily due to lower capital expenditures related to HBB internal-use software development costs.

Financing activities - Net cash provided by financing activities increased $13.4 million primarily due to KC's and HBB's increased net borrowings on revolving credit facilities of $7.2 million and $6.2 million, respectively, to fund working capital.

Financing Activities

HBB: HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021. The current portion of borrowings outstanding represents expected voluntary repayments to be made in the next twelve months. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $268.2 million as of March 31, 2019. At March 31, 2019, the borrowing base under the HBB Facility was $109.6 million and borrowings outstanding were $84.8 million. At March 31, 2019, the excess availability under the HBB Facility was $24.8 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective March 31, 2019, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.0% and 1.5%, respectively. The applicable margins, effective March 31, 2019, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 1.5%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility at March 31, 2019 was 3.7% including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $35.0 million at March 31, 2019 at an average fixed interest rate of 1.5%. HBB also has delayed-start interest rate swaps with notional values totaling $10.0 million as of March 31, 2019, with fixed rates of 1.7%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Under Amendment No. 6 to the HBB Facility, dividends to Hamilton Beach Holding are not to exceed $5.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $15.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At March 31, 2019, HBB was in compliance with all financial covenants in the HBB Facility.

HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

KC: KC has a $20.0 million secured revolving line of credit that expires in October 2022 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $31.7 million as of March 31, 2019. At March 31, 2019, the borrowing base under the KC Facility was $12.4 million and borrowings outstanding under the KC Facility were $9.4 million. At March 31, 2019, the excess availability under the KC Facility was $3.0 million.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75% as of March 31, 2019. The KC Facility also requires a fee of 0.25% per annum on the unused commitment.

The KC Facility allows for the payment of dividends to Hamilton Beach Holding, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment; and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $10.0 million after giving effect to such payment. At March 31, 2019, KC was in compliance with all financial covenants in the KC Facility.

KC believes funds available from cash on hand, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the KC Facility.

Contractual Obligations, Contingent Liabilities and Commitments

For a summary of the Company's contractual obligations, contingent liabilities and commitments, refer to “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Contingent Liabilities and Commitments” in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as there have been no material changes from those disclosed in our Annual Report.

Off Balance Sheet Arrangements

For a summary of the Company's off balance sheet arrangements, refer to "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Off Balance Sheet Arrangements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as there have been no material changes from those disclosed in our Annual Report.

Capital Expenditures

The Company's capital expenditures were $0.9 million and $2.4 million for the three months ended March 31, 2019 and 2018. Planned capital expenditures for the remainder of 2019 are $3.6 million which are primarily for the continued investment in the Company's information technology infrastructure and HBB's tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure
The Company's working capital is significantly affected by the seasonality of the segments. The following is a discussion of the changes in the Company's capital structure at March 31, 2019 compared with both March 31, 2018 and December 31, 2018.

March 31, 2019 Compared with March 31, 2018

	March 31, 2019	March 31, 2018	Change
Cash and cash equivalents	$1,721	$2,389	$(668)
Other net tangible assets	145,143	118,948	26,195
Goodwill and intangible assets, net	10,427	11,808	(1,381)
Net assets	157,291	133,145	24,146
Total debt	(94,212)	(85,508)	(8,704)
Total equity	$63,079	$47,637	$15,442
Debt to total capitalization	59.9%	64.2%	(4.3)%

Other net tangible assets - Other net tangible assets increased by $26.2 million from March 31, 2018.

HBB's other net tangible assets increased $24.0 million primarily resulting from a decrease in accounts payable due to timing of payments and a decrease in accounts payable to NACCO from payments made during 2018 under the tax allocation agreement. While inventory decreased $12 million, this was offset by changes in accounts receivable, property, plant and equipment and other liabilities.

KC's other net tangible assets increased $2.4 million primarily due to decreases in accounts payable and accounts payable to NACCO, partially offset by decreased inventory. The change in accounts payable was mainly attributable to the timing of payments and the decline in the accounts payable to NACCO was from payments made during 2018 under the tax allocation agreement. The decrease in inventory is primarily due to the store closures since the first quarter of 2018.

Total debt - Total debt increased by $8.7 million to fund KC and HBB working capital.

March 31, 2019 Compared with December 31, 2018

	March 31, 2019	December 31, 2018	Change
Cash and cash equivalents	$1,721	$6,352	$(4,631)
Other net tangible assets	145,143	94,938	50,205
Goodwill and intangible assets, net	10,427	10,772	(345)
Net assets	157,291	112,062	45,229
Total debt	(94,212)	(46,624)	(47,588)
Total equity	$63,079	$65,438	$(2,359)
Debt to total capitalization	59.9%	41.6%	18.3%

Other net tangible assets - Other net tangible assets increased by $50.2 million in the first three months of 2019.

HBB's other net tangible assets increased $41.8 million primarily due to decreases in accounts payable and other liabilities attributable to the timing of payments. This was partially offset by a reduction in accounts receivable consistent with the seasonality of sales.

KC's other net tangible assets increased $8.2 million primarily due to a decrease in accounts payable. The decrease in accounts payable in 2019 was due to the timing of payments.

Total debt - Total debt increased by $47.6 million to fund HBB and KC working capital.

OUTLOOK

HBB: HBB's business is seasonal and a majority of its revenue and operating profit is typically earned in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.

HBB's long-term growth objectives are to reach $750 million to $1 billion in annual revenue and 9% to 10% operating profit margin over time. In addition to increasing sales of its core Hamilton Beach® and Proctor Silex® product lines, HBB expects to drive growth in new areas through its six Strategic Initiatives: 1) increase sales of Only-the-Best products sold under its Weston® and Hamilton Beach® Professional brands and the licensed brands Wolf Gourmet® and CHI®; 2) achieve a leadership position in global e-commerce by providing best-in-class retailer support and increased consumer engagement; 3) attain further penetration of commercial markets globally; 4) generate additional growth in international markets, including emerging markets in South America and Asia; 5) expand into new categories outside of traditional small kitchen appliances; and 6) make accretive acquisitions that meet strategic objectives. While some of the initiatives are delivering faster growth than others, all of them have strong momentum and made important progress in 2018 and in the first quarter of 2019 and are expected to deliver meaningful incremental revenue in the coming years. As HBB moves toward the target revenue levels, operating margins are expected to increase as a result of leveraging fixed costs.

In 2018, HBB introduced 90 new product platforms designed to meet specific research-driven customer needs and to align with evolving consumer trends. New items included stand mixers, hand mixers, blenders, multi-cookers, bread makers, coffee makers and pasta makers, among many others. The new products will impact sales positively in 2019 and beyond. In 2019, HBB is introducing a similarly strong lineup of new products, including a full line of air fryers and pressure cookers, and expects to gain share in new fast growing categories. HBB will continue to leverage its strong brand portfolio by introducing new innovative products, as well as upgrading existing products across a wide range of brands, price points and categories in both the consumer and commercial marketplaces.

In 2019, U.S. small kitchen appliance market sales are expected to grow modestly compared to 2018, and the commercial and international markets in which HBB participates are expected to grow at slightly higher rates.

HBB expects its 2019 revenue to grow moderately as a result of the continued successful implementation of its Strategic Initiatives, including new consumer and commercial product introductions, Only-the-Best placements, and continued expansion in the e-commerce channel and international markets. Revenue for each of the Strategic Initiatives is expected to be above 2018. Full-year operating profit is currently expected to increase moderately over 2018, including a decrease in the first half of the year and an increase in the second half of the year compared to 2018. The second half outlook may change as customer commitments for the fall holiday-selling season are confirmed in the second and third quarters. HBB expects cash flow before financing activities to increase significantly in 2019 compared to 2018. Capital expenditures are expected to be approximately $4.5 million in 2019.

KC: KC's business is seasonal and a majority of its revenue and operating profit is typically earned in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.

KC continues to implement its strategy to cost-effectively move all stores to a lease term of approximately one year. By the end of 2019, KC expects over 85% of its stores will have a lease term of approximately one year, greatly increasing operating flexibility to respond to low store profitability levels. KC had 189 stores at the end of 2018. By the end of 2019, KC expects to have 158 stores. Each year additional stores will be on one-year leases. KC believes it can right-size its store portfolio aggressively over the next two years or so to a core group of 100 to 150 adequately profitable stores in favorable outlet mall locations. Store lease decisions will be based on store-by-store profitability.

The retail environment at store locations continues to be unfavorably affected by changing consumer shopping patterns as consumers continue to buy more over the internet, which is leading to declining customer traffic and decreased in-store transactions. KC expects this trend to continue in 2019. KC expects its future performance to be closely aligned with customer traffic trends, including any potential improvements or further declines.

For 2019, KC expects its revenue to decrease compared to 2018 as a result of store closures and lower comparable store sales. As a result of progress with its initiatives to return to profitability, including significant expense reductions, KC expects its operating loss and use of cash before financing activities in 2019 to improve compared to 2018. Capital expenditures in 2019 are expected to be approximately $0.3 million. If customer traffic to stores is in line with expectations, as it was in the first quarter of 2019, KC expects to be able to deliver its anticipated improved performance.

KC also continues to focus on comparable store sales growth through refinement of product offerings, merchandise mix, store displays and appearance in order to increase customer traffic, generate greater average transaction size and increase the average closure rate.

Hamilton Beach Brands Holding Company: Based on the outlooks for the HBB and KC segments, the Company expects 2019 net income to increase and cash flow before financing activities to increase significantly over 2018.

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

HBB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (2) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in or unavailability of quality or cost effective suppliers, (7) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which HBB buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) increased competition, including consolidation within the industry, (11) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB's products, (12) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, and (13) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K.

KC: (1) decreased levels of consumer visits to brick and mortar stores, (2) increased competition, including through online channels, (3) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® stores, (4) the ability to renegotiate existing leases and effectively and efficiently close under-performing stores, (5) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (6) changes in costs of inventory, including transportation costs, (7) delays in delivery or the unavailability of inventory, (8) customer acceptance of new products, (9) changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which KC buys, operates and/or sells products, and (10) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K.
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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its receivables. The fair value of the Company's interest rate swap agreements was a receivable of $0.7 million at March 31, 2019. A hypothetical 10% decrease in interest rates would cause an increase of $0.1 million in the fair value of interest rate swap agreements and the resulting fair value would be a receivable of $0.8 million. Additionally, a hypothetical 10% increase in interest rates would not have a material impact to the Company's interest expense of $0.8 million for the three months ended March 31, 2019.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a net receivable of less than $0.1 million at March 31, 2019. Assuming a hypothetical 10% weakening of the U.S. dollar at March 31, 2019, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.3 million compared with its fair value at March 31, 2019.

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

Changes in internal control over financial reporting: During the first quarter of 2019, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
The information required by this Item 1 is set forth in Note 6 "Contingencies" included in our Financial Statements contained in Part I of this Form 10-Q and is hereby incorporated herein by reference to such information.

Item 1A    Risk Factors
There has been no material changes to the risk factors for the Company since the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	April 25, 2019	/s/ Michelle O. Mosier
Michelle O. Mosier
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)