Form 10-Q
period 2019-06-30
Hamilton Beach Brands Holding Co
filed 2019-07-31
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38214

HAMILTON BEACH BRANDS HOLDING COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE		31-1236686
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4421 WATERFRONT DR. GLEN ALLEN, VA		23060
(Address of principal executive offices)		(Zip code)

(804) 273-9777
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01 Per Share	HBB	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                             YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at July 26, 2019: 9,298,337
Number of shares of Class B Common Stock outstanding at July 26, 2019: 4,380,649

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2019	DECEMBER 31 2018	JUNE 30 2018
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$1,131	$6,352	$1,962
Trade receivables, net	89,579	102,592	77,623
Inventories	140,817	144,691	165,237
Prepaid expenses and other current assets	24,078	24,514	20,996
Total Current assets	255,605	278,149	265,818
Property, plant and equipment, net	23,204	22,630	21,839
Goodwill	6,253	6,253	6,253
Other intangibles, net	3,828	4,519	5,209
Deferred income taxes	6,169	8,163	10,894
Deferred costs	8,683	8,012	9,973
Other non-current assets	1,997	2,701	3,282
Total Assets	$305,739	$330,427	$323,268
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$91,737	$132,968	$103,461
Accounts payable to NACCO Industries, Inc.	220	2,419	2,769
Revolving credit agreements	58,955	11,624	75,476
Accrued payroll	12,091	17,023	12,531
Accrued product returns	8,224	10,941	9,648
Accrued cooperative advertising	7,962	10,314	4,532
Other current liabilities	19,968	21,612	14,567
Total Current liabilities	199,157	206,901	222,984
Revolving credit agreements	32,000	35,000	30,000
Other long-term liabilities	15,485	23,088	24,274
Total Liabilities	246,642	264,989	277,258
Stockholders' equity
Preferred stock, par value $0.01 per share, 5 million shares authorized, no shares issued as of June 30, 2019, December 31, 2018, and June 30, 2018	—	—	—
Class A Common stock, par value $0.01 per share, 70 million shares authorized; 9,469,372, 9,291,122 and 9,218,372 shares issued as of June 30, 2019, December 31, 2018, and June 30, 2018, respectively	95	93	92
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis, 30 million shares authorized; 4,382,843, 4,421,644, and 4,476,796 shares issued as of June 30, 2019, December 31, 2018, and June 30, 2018, respectively	44	44	45
Capital in excess of par value	53,342	51,714	50,721
Treasury stock, at cost; 129,687 shares as of June 30, 2019, no shares as of December 31, 2018 and June 30, 2018	(2,334)	—	—
Retained earnings	25,773	30,897	10,152
Accumulated other comprehensive loss	(17,823)	(17,310)	(15,000)
Total Stockholders' equity	59,097	65,438	46,010
Total Liabilities and Stockholders' equity	$305,739	$330,427	$323,268
See Notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2019	2018	2019	2018
	(In thousands, except per share data)		(In thousands, except per share data)
Revenue	$148,427	$157,941	$293,804	$304,574
Cost of sales	112,770	117,088	223,424	225,928
Gross profit	35,657	40,853	70,380	78,646
Selling, general and administrative expenses	35,617	40,123	72,124	78,117
Amortization of intangible assets	346	346	691	691
Operating (loss) profit	(306)	384	(2,435)	(162)
Interest expense, net	904	889	1,650	1,421
Other (income) expense, net	(126)	687	(458)	173
Loss before income taxes	(1,084)	(1,192)	(3,627)	(1,756)
Income tax benefit	(140)	(318)	(922)	(464)
Net loss	$(944)	$(874)	$(2,705)	$(1,292)

Basic and diluted loss per share	$(0.07)	$(0.06)	$(0.20)	$(0.09)

Basic and diluted weighted average shares outstanding	13,813	13,695	13,800	13,689

See Notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net loss	$(944)	$(874)	$(2,705)	$(1,292)
Other comprehensive (loss) income:
Foreign currency translation adjustment	226	(892)	556	25
Gain (loss) on long-term intra-entity foreign currency transactions, net of tax of $13 and $30 in the three and six months ended June 30, 2019, respectively, and $94 in the three and six months ended June 30, 2018.	121	(1,013)	136	(1,013)
Current period cash flow hedging activity, net of tax of $321 and $528 in the three and six months ended June 30, 2019, respectively, and $160 and $250 in the three and six months ended June 30, 2018, respectively.	(877)	464	(1,443)	753
Reclassification of hedging activities into earnings, net of tax of $58 and $57 in the three and six months ended June 30, 2019, respectively, and $13 and $77 in the three and six months ended June 30, 2018, respectively.	144	41	146	207
Reclassification of pension adjustments into earnings, net of tax of $40 and $79 in the three and six months ended June 30, 2019, respectively, and $46 and $88 in the three and six months ended June 30, 2018, respectively.	102	142	92	300
Total other comprehensive (loss) income	(284)	(1,258)	(513)	272
Comprehensive loss	$(1,228)	$(2,132)	$(3,218)	$(1,020)

See Notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30
	2019	2018
	(In thousands)
Operating Activities
Net loss	$(2,705)	$(1,292)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,153	2,462
Deferred income taxes	1,800	1,795
Share-based compensation expense	1,629	2,625
Other	117	(4,464)
Net changes in operating assets and liabilities:
Affiliates payable	(2,199)	(6,420)
Trade receivables	13,956	31,071
Inventories	4,375	(30,493)
Other assets	(133)	(6,755)
Accounts payable	(41,259)	(39,551)
Other liabilities	(19,841)	(5,152)
Net cash used for operating activities	(42,107)	(56,174)
Investing Activities
Expenditures for property, plant and equipment	(2,091)	(4,555)
Other	36	6
Net cash used for investing activities	(2,055)	(4,549)
Financing Activities
Net additions to revolving credit agreements	44,302	54,130
Cash dividends on Class A Common and Class B Common	(2,419)	(2,327)
Purchase of treasury stock	(2,334)	—
Net cash provided by financing activities	39,549	51,803
Effect of exchange rate changes on cash	(608)	(24)
Cash and Cash equivalents
Decrease for the period	(5,221)	(8,944)
Balance at the beginning of the period	6,352	10,906
Balance at the end of the period	$1,131	$1,962

See Notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive (Loss) Income
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total Stockholders' Equity
	(In thousands)
Balance, January 1, 2019	$93	$44	$51,714	$—	$30,897	$(9,099)	$1,023	$(9,234)	$65,438
Net loss	—	—	—	—	(1,761)	—	—	—	(1,761)
Issuance of common stock, net of conversions(1)(2)	2	—	(1)	—	—	—	—	—	1
Share-based compensation expense	—	—	807	—	—	—	—	—	807
Cash dividends on Class A Common and Class B Common: $0.085 per share	—	—	—	—	(1,177)	—	—	—	(1,177)
Current period other comprehensive loss	—	—	—	—	—	345	(566)	—	(221)
Reclassification adjustment to net loss	—	—	—	—	—	—	2	(10)	(8)
Balance, March 31, 2019	$95	$44	$52,520	$—	$27,959	$(8,754)	$459	$(9,244)	$63,079
Net loss	—	—	—	—	(944)	—	—	—	(944)
Purchase of treasury stock	—	—	—	(2,334)	—	—	—	—	(2,334)
Share-based compensation expense	—	—	822	—	—	—	—	—	822
Cash dividends on Class A Common and Class B Common: $0.09 per share	—	—	—	—	(1,242)	—	—	—	(1,242)
Current period other comprehensive loss	—	—	—	—	—	347	(877)	—	(530)
Reclassification adjustment to net loss	—	—	—	—	—	—	144	102	246
Balance, June 30, 2019	$95	$44	$53,342	$(2,334)	$25,773	$(8,407)	$(274)	$(9,142)	$59,097

Balance, January 1, 2018	$88	$48	$47,773	$—	$12,603	$(7,934)	$508	$(6,678)	$46,408
Net loss	—	—	—	—	(418)	—	—	—	(418)
Issuance of common stock, net of conversions(1)(2)	4	(3)	323	—	—	—	—	—	324
Share-based compensation expense	—	—	955	—	—	—	—	—	955
Cash dividends on Class A Common and Class B Common: $0.085 per share	—	—	—	—	(1,162)	—	—	—	(1,162)
Reclassification due to adoption of ASU 2018-02	—	—	—	—	1,168	—	118	(1,286)	—
Current period other comprehensive income	—	—	—	—	—	917	289	—	1,206
Reclassification adjustment to net loss	—	—	—	—	—	—	166	158	324
Balance, March 31, 2018	$92	$45	$49,051	$—	$12,191	$(7,017)	$1,081	$(7,806)	$47,637
Net loss	—	—	—	—	(874)	—	—	—	(874)
Issuance of common stock, net of conversions(1)(2)	—	—	198	—	—	—	—	—	198
Share-based compensation expense	—	—	1,472	—	—	—	—	—	1,472
Cash dividends on Class A Common and Class B Common: $0.085 per share	—	—	—	—	(1,165)	—	—		(1,165)
Current period other comprehensive loss	—	—	—	—	—	(1,905)	464	—	(1,441)
Reclassification adjustment to net loss	—	—	—	—	—	—	41	142	183
Balance, June 30, 2018	$92	$45	$50,721	$—	$10,152	$(8,922)	$1,586	$(7,664)	$46,010
(1) Class B Common converted to Class A Common were 2 and 39 shares during the three and six months ending June 30, 2019, respectively, and 45 and 331 shares during the three and six months ending June 30, 2018, respectively.
(2) The Company issued Class A Common shares of 10 and 139 during the three and six months ending June 30, 2019, respectively, and 9 and 22 during the three and six months ending June 30, 2018, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
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

HBB is a leading designer, marketer and distributor of branded, small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. KC is a national specialty retailer of kitchenware primarily in outlet malls throughout the United States ("U.S.").

Prior period interest income amounts have been reclassified from other (income) expense, net to interest expense, net and prior period non-trade customer receivable amounts have been reclassified from trade receivables, net to prepaid expenses and other current assets to conform to the current period presentation.

Basis of Presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's consolidated balance sheets as of June 30, 2019 and 2018, the statements of operations, comprehensive loss, and changes in equity for the three and six months ended June 30, 2019 and 2018, and the statements of cash flows for the six months ended June 30, 2019 and 2018 have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the remainder of the year due to the highly seasonal nature of our primary markets. A majority of revenue and operating profit occurs in the second half of the calendar year when sales of our products to retailers and consumers increase significantly for the fall holiday-selling season.

These quarterly financial statements reflect the significant accounting policies that are described in Note 2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The following new accounting policy is reflected in these quarterly financial statements as a result of the share repurchases made during the second quarter of 2019:

Treasury Stock

The Company records the aggregate purchase price of treasury stock at cost and includes treasury stock as a reduction to equity.

NOTE 2—Recently Issued Accounting Standards

Accounting Standards Adopted

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715)," which amends the requirements in U.S. GAAP related to the income statement presentation of the components of net periodic benefit cost for an entity's sponsored defined benefit pension and other post-retirement plans. The Company adopted this guidance on January 1, 2019. The change in presentation of the components of net periodic pension cost was applied retrospectively which resulted in $0.2 million and $0.4 million of net periodic pension income for the three and six months ended June 30, 2018, respectively, being reclassified from selling, general and administrative expenses to other (income) expense, net.

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

•
License revenues - From time to time, the Company enters into exclusive and non-exclusive licensing agreements which grant the right to use certain of the Company’s intellectual property (IP) in connection with designing, manufacturing, distributing, advertising, promoting and selling the licensees’ products during the term of the agreement. The IP that is licensed generally consists of trademarks, tradenames, patents, trade dress, and/or logos (the “Licensed IP”). In exchange for granting the right to use the Licensed IP, the Company receives a royalty payment, which is a function of (1) the total net sales of products that use the Licensed IP and (2) the royalty percentage that is stated in the licensing agreement. The Company recognizes revenue at the later of when the subsequent sales occur or satisfying the performance obligation (over time).

Kitchen Collection

•
Product revenue - KC sells a variety of kitchenware products from a number of highly recognizable name brands to individual consumers. Products are sold through brick and mortar retail stores whereby customers come into KC stores, explore the assortment of merchandise available for sale, select various products that they desire to purchase, bring those products to the sales register and pay the cashier the agreed-upon price using either cash, check or credit card. Once the sale is complete, a receipt is generated and provided to the customer as proof of purchase. Therefore, the sales process is both originated and completed simultaneously at the point of sale. Revenue from product sales is recognized at the point in time when control transfers to the customer, which occurs when the products are scanned at the sales register. The amount of consideration received and revenue recognized varies with changes in returns.

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

The following table presents the Company's revenue on a disaggregated basis for the three and six months ending:

	THREE MONTHS ENDED JUNE 30
	2019			2018
	HBB	KC	Consolidated (1)	HBB	KC	Consolidated (1)
Type of good or service:
Products	$129,606	$18,283	$147.182	$135,014	$22,762	$157,086
Licensing	1,245	—	1,245	855	—	855
Total revenue	$130,851	$18,283	$148,427	$135,869	$22,762	$157,941

	SIX MONTHS ENDED JUNE 30
	2019			2018
	HBB	KC	Consolidated (1)	HBB	KC	Consolidated (1)
Type of good or service:
Products	$255,253	$37,536	$291,478	$259,595	$44,862	$302,886
Licensing	2,326	—	2,326	1,688	—	1,688
Total revenue	$257,579	$37,536	$293,804	$261,283	$44,862	$304,574
(1) Includes the required intercompany eliminations between HBB and KC.

NOTE 4—Inventories

Inventories are summarized as follows:

	JUNE 30 2019	DECEMBER 31 2018	JUNE 30 2018
Sourced inventories - HBB	$121,472	$122,697	$138,721
Retail inventories - KC	19,345	21,994	26,516
Total inventories	$140,817	$144,691	$165,237

NOTE 5—Fair Value Disclosure

The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	JUNE 30 2019	DECEMBER 31 2018	JUNE 30 2018
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$69	$349	$383
Long-term	Other non-current assets	—	710	1,210
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	—	231	474
		$69	$1,290	$2,067
Liabilities:
Interest rate swap agreements
Long-term	Other long-term liabilities	$51	$—	$—
Foreign currency exchange contracts
Current	Other current liabilities	357	87	—
		$408	$87	$—

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

During the periods ended June 30, 2019, December 31, 2018 and June 30, 2018, there were no transfers into or out of Levels 1, 2 or 3.

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

HBB is a defendant in a legal proceeding in which the plaintiff alleges that certain HBB products infringe the plaintiff’s patents. On May 3, 2019, the jury returned its verdict finding that the Company had infringed certain patents of the plaintiff and, as a result, awarded the plaintiff damages in the amount of $3.2 million. Accordingly, the Company recorded $3.2 million expense in selling, general and administrative expenses in the second quarter of 2019 for the contingent loss. The Company believes that its products do not infringe on the plaintiff’s patents and is evaluating post-trial motions and appeal of any adverse judgment.

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

At June 30, 2019, December 31, 2018, and June 30, 2018, HBB had accrued undiscounted obligations of $4.6 million, $8.2 million, and $8.5 million respectively, for environmental investigation and remediation activities. The reduction in the amount accrued at June 30, 2019 compared to December 31, 2018 is the result of a change in the expected type and extent of investigation and remediation activities associated with one of the sites, due to additional testing and assessment performed with respect to that site. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $3.9 million related to the environmental investigation and remediation at these sites.

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

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2019	2018	2019	2018
Revenue
HBB	$130,851	$135,869	$257,579	$261,283
KC	18,283	22,762	37,536	44,862
Eliminations	(707)	(690)	(1,311)	(1,571)
Total	$148,427	$157,941	$293,804	$304,574

Operating profit (loss)
HBB	$2,974	$4,190	$4,614	$7,974
KC	(3,220)	(3,834)	(6,920)	(8,138)
Eliminations	(60)	28	(129)	2
Total	$(306)	$384	$(2,435)	$(162)

NOTE 8—Transfer of Financial Assets
The Company has entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $33.4 million and $67.9 million of trade receivables during the three and six months ending June 30, 2019, respectively, $38.8 million and $70.2 million of trade receivables during the three and six months ending June 30, 2018, respectively, and $165.4 million during the year ending December 31, 2018. The loss incurred on sold receivables in the consolidated results of operations for the three and six months ended June 30, 2019 and 2018 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

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

Second Quarter of 2019 Compared with Second Quarter of 2018

The consolidated results of operations for Hamilton Beach Holding were as follows for the three months ended June 30:

	THREE MONTHS ENDED JUNE 30
	2019	% of Revenue	2018	% of Revenue	$ Change	% Change

Revenue	$148,427	100.0%	$157,941	100.0%	$(9,514)	(6.0)%
Cost of sales	112,770	76.0%	117,088	74.1%	(4,318)	(3.7)%
Gross profit	35,657	24.0%	40,853	25.9%	(5,196)	(12.7)%
Selling, general and administrative expenses	35,617	24.0%	40,123	25.4%	(4,506)	(11.2)%
Amortization of intangible assets	346	0.2%	346	0.2%	—	—%
Operating (loss) income	(306)	(0.2)%	384	0.2%	(690)	(179.7)%
Interest expense, net	904	0.6%	889	0.6%	15	1.7%
Other (income) expense, net	(126)	(0.1)%	687	0.4%	(813)	(118.3)%
Loss before income taxes	(1,084)	(0.7)%	(1,192)	(0.8)%	108	(9.1)%
Income tax benefit	(140)	(0.1)%	(318)	(0.2)%	178	(56.0)%
Net loss	$(944)	(0.6)%	$(874)	(0.6)%	$(70)	8.0%

Effective income tax rate	12.9%	26.7%

Revenue - Revenue decreased $9.5 million, or 6.0%. KC's revenue decreased 19.7% primarily due to the closure of underperforming stores and a decline in comparable store sales. HBB revenue decreased 3.7% primarily due to lower sales volume.

Gross profit - Gross profit decreased $5.2 million, or 12.7%. As a percentage of revenue, gross profit declined from 25.9% to 24.0% due to a decline in gross profit margin in both the HBB and KC segments.

Selling, general and administrative expenses - Selling, general and administrative expenses decreased $4.5 million, or 11.2%. The decrease is primarily due to KC's lower selling, general and administrative expenses due to a reduction in net corporate expenses and the benefits realized from closing unprofitable stores. HBB selling, general and administrative expenses also decreased primarily due to a $3.7 million decline in the environmental reserve at one site and lower employee-related costs, partially offset by a one-time charge of $3.2 million for a contingent loss related to patent litigation.

Interest expense, net - Interest expense, net remained consistent with the prior year. A decrease in average borrowings outstanding under HBB's revolving credit facilities was offset by higher average interest rates.

Other (income) expense, net - Other income for the second quarter of 2019 includes currency gains of $0.1 million compared with other expense in 2018 related to currency losses of $0.7 million.

First Six Months of 2019 Compared with First Six Months of 2018

The consolidated results of operations for Hamilton Beach Holding were as follows for the six months ended June 30:

	SIX MONTHS ENDED JUNE 30
	2019	% of Revenue	2018	% of Revenue	$ Change	% Change

Revenue	$293,804	100.0%	$304,574	100.0%	$(10,770)	(3.5)%
Cost of sales	223,424	76.0%	225,928	74.2%	(2,504)	(1.1)%
Gross profit	70,380	24.0%	78,646	25.8%	(8,266)	(10.5)%
Selling, general and administrative expenses	72,124	24.5%	78,117	25.6%	(5,993)	(7.7)%
Amortization of intangible assets	691	0.2%	691	0.2%	—	—%
Operating loss	(2,435)	(0.8)%	(162)	(0.1)%	(2,273)	1,403.1%
Interest expense, net	1,650	0.6%	1,421	0.5%	229	16.1%
Other (income) expense, net	(458)	(0.2)%	173	0.1%	(631)	(364.7)%
Loss before income taxes	(3,627)	(1.2)%	(1,756)	(0.6)%	(1,871)	106.5%
Income tax benefit	(922)	(0.3)%	(464)	(0.2)%	(458)	98.7%
Net loss	$(2,705)	(0.9)%	$(1,292)	(0.4)%	$(1,413)	109.4%

Effective income tax rate	25.4%	26.4%

Revenue - Revenue decreased $10.8 million, or 3.5%. KC's revenue decreased 16.3% primarily due to the closure of underperforming stores and a decline in comparable store sales. HBB's revenue declined 1.4% primarily due to lower sales volume and unfavorable foreign currency movements.

Gross profit - Gross profit decreased $8.3 million, or 10.5%. As a percentage of revenue, gross profit declined from 25.8% to 24.0% due to a decline in gross profit margin in both the HBB and KC segments.

Selling, general and administrative expenses - Selling, general and administrative expenses decreased $6.0 million, or 7.7%. The decrease is primarily due to KC's lower selling, general and administrative expenses due to a reduction in net corporate expenses and the benefits realized from closing unprofitable stores. HBB selling, general and administrative expenses also decreased primarily due to a $3.7 million decline in the environmental reserve at one site and lower employee-related costs, partially offset by a one-time charge of $3.2 million for a contingent loss related to patent litigation and an increase in legal and professional service fees.

Interest expense, net - Interest expense, net increased $0.2 million primarily due to HBB higher average interest rates and increased average borrowings outstanding under KC's revolving credit facility.

Other (income) expense, net - Other income for the first six months of 2019 includes currency gains of $0.4 million compared with other expense in 2018 related to currency losses of $0.3 million.

Income tax benefit - The Company recognized an income tax benefit of $0.9 million on a loss before income taxes of $3.7 million, an effective tax rate of 25.4% for the six months ended June 30, 2019. The effective tax rate decreased from 26.4% in the first six months of 2018 primarily due to increased tax credits reflected in the forecasted 2019 effective tax rate.

SEGMENT RESULTS

Hamilton Beach Brands, Inc.

Second Quarter of 2019 Compared with Second Quarter of 2018

The results of operations for HBB were as follows for the three months ended June 30:

	THREE MONTHS ENDED JUNE 30
	2019	% of Revenue	2018	% of Revenue
Revenue	$130,851	100.0%	$135,869	100.0%
Cost of sales	103,149	78.8%	105,421	77.6%
Gross profit	27,702	21.2%	30,448	22.4%
Operating expenses	24,728	18.9%	26,258	19.3%
Operating profit	$2,974	2.3%	$4,190	3.1%
The following table identifies the components of the change in revenue for the second quarter of 2019 compared with the second quarter of 2018:

Revenue
2018	$135,869
(Decrease) increase from:
Unit volume and product mix	(5,920)
Foreign currency	(527)
Average sales price	1,429
2019	$130,851

Revenue decreased $5.0 million, or 3.7%. The decrease in revenue is primarily due to lower sales volume in the U.S. consumer and global commercial markets, partially offset by increased sales in the international consumer market. Unfavorable foreign currency movements also contributed to the decline in revenue as the Canadian dollar, Brazilian real and Chinese yuan weakened against the U.S. dollar.

The following table identifies the components of the change in operating profit for the second quarter of 2019 compared with the second quarter of 2018:

Operating Profit
2018	$4,190
(Decrease) increase from:
Gross profit	(2,746)
Selling, general and administrative expenses	1,530
2019	$2,974

HBB's operating profit decreased $1.2 million primarily due to a $2.8 million decrease in gross profit offset by a $1.5 million decrease in selling, general and administrative expenses. The decline in gross profit is primarily due to lower sales volume. As a percentage of revenue, HBB gross profit margin declined from 22.4% to 21.2% primarily due to increased inbound freight expenses and unfavorable foreign currency movements.

The decrease in selling, general and administrative expenses was mainly attributable to a $3.7 million decline in the environmental reserve at one site and $0.6 million in lower employee-related costs that included a decrease in accrued incentive compensation driven by a lower market price of the Company's stock during the second quarter of 2019. The decrease was partially offset by a one-time charge of $3.2 million for a contingent loss related to patent litigation. The decline in the environmental reserve is the result of a change in the expected type and extent of investigation and remediation activities associated with one site, due to additional testing and assessment performed with respect to that site.

First Six Months of 2019 Compared with First Six Months of 2018

The results of operations for HBB were as follows for the six months ended June 30:

	SIX MONTHS ENDED JUNE 30
	2019	% of Revenue	2018	% of Revenue
Revenue	$257,579	100.0%	$261,283	100.0%
Cost of sales	203,618	79.1%	203,131	77.7%
Gross profit	53,961	20.9%	58,152	22.3%
Operating expenses	49,347	19.2%	50,178	19.2%
Operating profit	$4,614	1.8%	$7,974	3.1%
The following table identifies the components of the change in revenue for the first six months of 2019 compared with the first six months of 2018:

Revenue
2018	$261,283
(Decrease) increase from:
Unit volume and product mix	(5,723)
Foreign currency	(1,380)
Average sales price	3,399
2019	$257,579

Revenue decreased $3.7 million, or 1.4%. The decrease in revenue is primarily due to lower sales in the global commercial and international consumer markets. Unfavorable foreign currency movements also contributed to the decline in revenue as the Canadian dollar, Chinese yuan, Brazilian real, and Mexican peso weakened against the U.S. dollar.

The following table identifies the components of the change in operating profit for the first six months of 2019 compared with the first six months of 2018:

Operating Profit
2018	$7,974
(Decrease) increase from:
Gross profit	(4,190)
Selling, general and administrative expenses	830
2019	$4,614

HBB's operating profit decreased $3.4 million primarily due to a $4.2 million decrease in gross profit offset by a $0.8 million decrease in selling, general and administrative expenses. The decline in gross profit is primarily due to lower sales volumes. As a percentage of revenue, gross profit margin declined from 22.3% to 20.9%, primarily due to increased inbound freight expenses and unfavorable foreign currency movements.

The decrease in selling, general and administrative expenses was mainly attributable to a $3.7 million decline in the environmental reserve at one site and $0.5 million in lower employee-related costs that included a decrease in accrued incentive compensation driven by a lower market price of the Company's stock during the first six months of 2019. The decrease was partially offset by a one-time charge of $3.2 million for a contingent loss related to patent litigation and $0.7 million increase in legal and professional service fees primarily due to patent litigation expenses.

The Kitchen Collection, LLC

At June 30, 2019, KC operated 162 stores compared with 199 stores at June 30, 2018 and 189 stores at December 31, 2018.

Second Quarter of 2019 Compared with Second Quarter of 2018

The results of operations for KC were as follows for the three months ended June 30:

	THREE MONTHS ENDED JUNE 30
	2019	% of Revenue	2018	% of Revenue
Revenue	$18,283	100.0%	$22,762	100.0%
Cost of sales	10,268	56.2%	12,385	54.4%
Gross profit	8,015	43.8%	10,377	45.6%
Operating expenses	11,235	61.5%	14,211	62.4%
Operating loss	$(3,220)	(17.6)%	$(3,834)	(16.8)%
The following table identifies the components of the change in revenue for the second quarter of 2019 compared with the second quarter of 2018:

Revenue
2018	$22,762
(Decrease) increase from:
Closed stores	(2,410)
Comparable stores	(1,684)
Other	(480)
New stores	95
2019	$18,283

Revenue for the second quarter of 2019 decreased $4.5 million, or 19.7%, primarily due to the closure of 37 underperforming stores and a decline in comparable store sales. The decrease in comparable store sales was due to a decline in customer traffic.

Gross profit margin as a percentage of revenue declined from 45.6% to 43.8% primarily due to increased inbound freight.

The following table identifies the components of the change in operating loss for the second quarter of 2019 compared with the second quarter of 2018:

Operating Loss
2018	$(3,834)
Decrease (increase) from:
Selling, general and administrative expenses and other	715
Closed stores	212
New stores	30
Comparable stores	(343)
2019	$(3,220)

KC's operating loss decreased $0.6 million in the second quarter of 2019 compared with the second quarter of 2018 primarily due to a reduction in corporate expenses and the benefits realized from closing unprofitable stores, which was partially offset by increased operating losses at comparable stores.

First Six Months of 2019 Compared with First Six Months of 2018

The results of operations for KC were as follows for the first six months ended June 30:

	SIX MONTHS ENDED JUNE 30
	2019	% of Revenue	2018	% of Revenue
Revenue	$37,536	100.0%	$44,862	100.0%
Cost of sales	20,988	55.9%	24,370	54.3%
Gross profit	16,548	44.1%	20,492	45.7%
Operating expenses	23,468	62.5%	28,630	63.8%
Operating loss	$(6,920)	(18.4)%	$(8,138)	(18.1)%
The following table identifies the components of the change in revenue for the first six months of 2019 compared with the first six months of 2018:

Revenue
2018	$44,862
(Decrease) increase from:
Closed stores	(3,959)
Comparable stores	(2,764)
Other	(843)
New stores	240
2019	$37,536

Revenue for the first six months of 2019 decreased $7.3 million, or 16.3%, primarily due to the closure of 37 underperforming stores and a decline in comparable store sales. The decrease in comparable store sales was due to a decline in customer traffic.

Gross profit margin as a percentage of revenue declined from 45.7% to 44.1% primarily due to increased inbound freight and liquidation sales at twenty-seven stores which closed during the first six months of 2019.

The following table identifies the components of the change in operating loss for the first six months of 2019 compared with the first six months of 2018:

Operating Loss
2018	$(8,138)
Decrease (increase) from:
Selling, general and administrative expenses and other	1,066
Closed stores	471
New stores	45
Comparable stores	(364)
2019	$(6,920)

KC's operating loss decreased $1.2 million in the first six months of 2019 compared with the first six months of 2018 primarily due to a reduction in corporate expenses and the benefits realized from closing unprofitable stores, which was partially offset by increased operating losses at comparable stores.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

Hamilton Beach Brands Holding Company operates through its wholly-owned subsidiaries, HBB and KC, thus the only material assets held by it are the investments in consolidated subsidiaries. Substantially all of its cash flows are provided by dividends paid or distributions made by its subsidiaries. As a result, certain statutory limitations or regulatory or financing agreements could affect the levels of distributions allowed to be made by its subsidiaries. The following is a discussion of the changes in the Company's cash flows for the six months ended June 30, 2019 compared with June 30, 2018.

	SIX MONTHS ENDED JUNE
	2019	2018	Change
Operating Activities
Net loss	$(2,705)	$(1,292)	$(1,413)
Depreciation and amortization	2,153	2,462	(309)
Deferred income taxes	1,800	1,795	5
Share-based compensation expense	1,629	2,625	(996)
Other	117	(4,464)	4,581
Net changes in operating assets and liabilities
Trade receivables	13,956	31,071	(17,115)
Inventories	4,375	(30,493)	34,868
Accounts payable	(41,259)	(39,551)	(1,708)
Other operating assets and liabilities	(22,173)	(18,327)	(3,846)
Net cash used for operating activities	(42,107)	(56,174)	14,067
Investing Activities
Expenditures for property, plant and equipment	(2,091)	(4,555)	2,464
Other	36	6	30
Net cash used for investing activities	(2,055)	(4,549)	2,494
Financing Activities
Net additions to revolving credit agreements	44,302	54,130	(9,828)
Cash dividends on Class A Common and Class B Common	(2,419)	(2,327)	(92)
Purchase of treasury stock	(2,334)	—	(2,334)
Net cash provided by financing activities	39,549	51,803	(12,254)
Effect of exchange rate changes on cash	(608)	(24)	(584)
Decrease in cash	$(5,221)	$(8,944)	$3,723
Operating activities - Net cash used for operating activities decreased $14.1 million in the first six months of 2019 compared to the prior year primarily due to efficient management of net working capital in both the HBB and KC segments, which included a $24.4 million decline in inventory as of June 30, 2019 compared with the prior year. The decrease in net cash used for operating activities was partially offset by decreased HBB accrued payroll, product returns and cooperative advertising.
HBB had a use of cash related to net working capital of $18.3 million in 2019 compared to $31.7 million in 2018. The improvement was driven by improved management of inventory, partially offset by changes in trade receivables due to timing of collections.
KC had a use of cash related to net working capital of $4.7 million in 2019 compared to $8.8 million in 2018 primarily due to lower inventory as a result of store closures.

Investing activities - Net cash used for investing activities decreased in the first six months of 2019 primarily due to lower capital expenditures related to HBB internal-use software development costs.

Financing activities - Net cash provided by financing activities decreased $12.3 million primarily due to HBB's decreased net borrowings on the revolving credit facility of $10.1 million and treasury stock purchases of $2.3 million during the first six months of 2019.

Financing Activities

HBB: HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021. The current portion of borrowings outstanding represents expected voluntary repayments to be made in the next twelve months. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $278.1 million as of June 30, 2019. At June 30, 2019, the borrowing base under the HBB Facility was $113.3 million and borrowings outstanding were $81.5 million. At June 30, 2019, the excess availability under the HBB Facility was $31.8 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective June 30, 2019, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.0% and 1.5%, respectively. The applicable margins, effective June 30, 2019, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 1.5%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility at June 30, 2019 was 3.7% including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $35.0 million at June 30, 2019 at an average fixed interest rate of 1.5%. HBB also has delayed-start interest rate swaps with notional values totaling $10.0 million as of June 30, 2019, with fixed rates of 1.7%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Under Amendment No. 6 to the HBB Facility, dividends to Hamilton Beach Holding are not to exceed $5.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $15.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At June 30, 2019, HBB was in compliance with all financial covenants in the HBB Facility.

HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

KC: KC has a $20.0 million secured revolving line of credit that expires in October 2022 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $27.4 million as of June 30, 2019. At June 30, 2019, the borrowing base under the KC Facility, net of required minimum availability, was $10.3 million and borrowings outstanding under the KC Facility were $9.5 million. At June 30, 2019, the excess availability under the KC Facility was $0.8 million.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible trade receivables, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75% as of June 30, 2019. The KC Facility also requires a fee of 0.25% per annum on the unused commitment.

The KC Facility allows for the payment of dividends to Hamilton Beach Holding, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $5.0 million after giving effect to such payment; and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $10.0 million after giving effect to such payment. At June 30, 2019, KC was in compliance with all financial covenants in the KC Facility.

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

Capital Expenditures

The Company's capital expenditures were $2.1 million and $4.6 million for the six months ended June 30, 2019 and 2018. Planned capital expenditures for the remainder of 2019 are $2.8 million which are primarily for the continued investment in the Company's information technology infrastructure and HBB's tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure
The Company's working capital is significantly affected by the seasonality of the segments. The following is a discussion of the changes in the Company's capital structure as of June 30, 2019 compared with both June 30, 2018 and December 31, 2018.

June 30, 2019 Compared with June 30, 2018

	June 30, 2019	June 30, 2018	Change
Cash and cash equivalents	$1,131	$1,962	$(831)
Other net tangible assets	138,840	138,062	778
Goodwill and intangible assets, net	10,081	11,462	(1,381)
Net assets	150,052	151,486	(1,434)
Total debt	(90,955)	(105,476)	14,521
Total equity	$59,097	$46,010	$13,087
Debt to total capitalization	60.6%	69.6%	(9.0)%

Other net tangible assets - Other net tangible assets increased by $0.8 million from June 30, 2018.

HBB's other net tangible assets increased $5.3 million primarily due to increased trade receivables and decreased accounts payable due to timing of collections and payments, respectively, partially offset by a decrease in inventory of $17.3 million due to improved inventory management.

KC's other net tangible assets decreased $4.3 million primarily due to decreased inventory, partially offset by decreased accounts payable.  The decrease in inventory is primarily due to the store closures since the second quarter of 2018 and the decrease in accounts payable was mainly attributable to the timing of inventory purchases.

Total debt - Total debt decreased by $14.5 million primarily due to the decline in net cash used for operating activities resulting from efficient management of net working capital in both the HBB and KC segments, partially offset by the 2019 share repurchases.

June 30, 2019 Compared with December 31, 2018

	June 30, 2019	December 31, 2018	Change
Cash and cash equivalents	$1,131	$6,352	$(5,221)
Other net tangible assets	138,840	94,938	43,902
Goodwill and intangible assets, net	10,081	10,772	(691)
Net assets	150,052	112,062	37,990
Total debt	(90,955)	(46,624)	(44,331)
Total equity	$59,097	$65,438	$(6,341)
Debt to total capitalization	60.6%	41.6%	19.0%

Other net tangible assets - Other net tangible assets increased by $43.9 million in the first six months of 2019.

HBB's other net tangible assets increased $38.0 million primarily due to decreases in accounts payable and other liabilities attributable to the timing of payments. This was partially offset by a reduction in trade receivables consistent with the seasonality of sales.

KC's other net tangible assets increased $5.7 million primarily due to a decrease in accounts payable, partially offset by decreased inventory. The change in accounts payable was due to the timing of inventory purchases and the decrease in inventory is primarily due to store closures in the first six months of 2019.

Total debt - Total debt increased by $44.3 million to fund HBB and KC working capital due to seasonality.

OUTLOOK

HBB: HBB's business is seasonal and a majority of its revenue and operating profit is earned in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season. For the past five years, on average, 60% of revenue and 86% of operating profit have been earned in the second half of the year. HBB is pleased with the level of placements and promotional support that have been secured thus far for the second half of 2019 and expects operating profit to increase compared to the second half of 2018. HBB continues to finalize customer commitments for the holiday-selling season and may revise its second half outlook as plans are confirmed in the third quarter. Consumer confidence in the economy and household finances and trends in spending levels and items purchased will ultimately determine the success of the 2019 holiday-selling season. For the full year 2019, HBB expects revenue to grow moderately as a result of the continued successful implementation of its Strategic Initiatives, including new consumer and commercial product introductions, Only-the-Best placements, and continued expansion in the e-commerce channel and international markets. Revenue for each of the Strategic Initiatives is expected to be above 2018. Operating profit for 2019 is expected to increase moderately compared to 2018. HBB expects cash flow before financing activities to increase significantly in 2019 compared to 2018, with a goal to exceed $20 million as the company works to return to pre-2018 levels. Capital expenditures are expected to be approximately $4.5 million in 2019.

KC: KC's business is seasonal and a majority of its revenue and operating profit is earned in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season. For 2019, KC expects its revenue to decrease compared to 2018 as a result of store closures and lower comparable store sales. KC expects its operating loss and use of cash before financing activities in 2019 to improve compared to 2018. Capital expenditures in 2019 are expected to be approximately $0.3 million. KC is working aggressively to significantly improve performance in 2019 and 2020.

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

HBB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (2) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in or unavailability of quality or cost effective suppliers, (7) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which HBB buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) increased competition, including consolidation within the industry, (11) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB products, (12) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, and (13) other factors listed in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K.

KC: (1) decreased levels of consumer visits to brick and mortar stores, (2) increased competition, including through online channels, (3) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® stores, (4) the ability to renegotiate existing leases and effectively and efficiently close under-performing stores, (5) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (6) changes in costs of inventory, including transportation costs, (7) delays in delivery or the unavailability of inventory, (8) customer acceptance of new products, (9) changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which KC buys, operates and/or sells products, and (10) other factors listed in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its receivables. The fair value of the Company's interest rate swap agreements was a net receivable of $0.1 million at June 30, 2019. A hypothetical 10% decrease in interest rates would result in a payable with a fair value of $0.1 million. Additionally, a hypothetical 10% increase in interest rates would not have a material impact to the Company's interest expense of $1.8 million for the six months ended June 30, 2019.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a payable of $0.4 million at June 30, 2019. Assuming a hypothetical 10% weakening of the U.S. dollar at June 30, 2019, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.9 million compared with its fair value at June 30, 2019.

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

Changes in internal control over financial reporting: During the three months ended June 30, 2019, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 (April 1 to 30, 2019)	—	$—	—	$25,000,000
Month #2 (May 1 to 31, 2019)	46,405	$18.39	46,405	$24,146,770
Month #3 (June 1 to 30, 2019)	83,282	$17.78	83,282	$22,665,653
	129,687	$18.00	129,687	$22,665,653

(1) In May 2018, the Company established a stock repurchase program allowing for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2019.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	July 31, 2019	/s/ Michelle O. Mosier
Michelle O. Mosier
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)