Form 10-Q
period 2019-09-30
Hamilton Beach Brands Holding Co
filed 2019-11-07
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at November 1, 2019: 9,147,309
Number of shares of Class B Common Stock outstanding at November 1, 2019: 4,369,489

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30 2019	DECEMBER 31 2018	SEPTEMBER 30 2018
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$1,866	$6,352	$2,139
Trade receivables, net	106,135	102,592	113,683
Inventory	181,847	144,691	183,831
Prepaid expenses and other current assets	22,445	24,514	20,766
Total current assets	312,293	278,149	320,419
Property, plant and equipment, net	22,653	22,630	23,309
Goodwill	6,253	6,253	6,253
Other intangible assets, net	3,483	4,519	4,864
Deferred income taxes	6,161	8,163	10,450
Deferred costs	8,925	8,012	10,306
Other non-current assets	1,561	2,701	3,322
Total assets	$361,329	$330,427	$378,923
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$147,206	$132,968	$143,955
Accounts payable to NACCO Industries, Inc.	220	2,419	2,480
Revolving credit agreements	59,702	11,624	69,883
Accrued compensation	15,568	17,023	16,575
Accrued product returns	8,266	10,941	9,601
Accrued cooperative advertising	9,940	10,314	8,950
Other current liabilities	20,711	21,612	18,189
Total current liabilities	261,613	206,901	269,633
Revolving credit agreements	30,000	35,000	30,000
Other long-term liabilities	14,961	23,088	24,840
Total liabilities	306,574	264,989	324,473
Stockholders' equity
Class A Common stock	95	93	92
Class B Common stock	44	44	45
Capital in excess of par value	54,143	51,714	51,366
Treasury stock	(5,960)	—	—
Retained earnings	24,955	30,897	17,031
Accumulated other comprehensive loss	(18,522)	(17,310)	(14,084)
Total stockholders' equity	54,755	65,438	54,450
Total liabilities and stockholders' equity	$361,329	$330,427	$378,923
See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2019	2018	2019	2018
	(In thousands, except per share data)		(In thousands, except per share data)
Revenue	$169,778	$196,901	$463,582	$501,475
Cost of sales	129,194	146,550	352,618	372,478
Gross profit	40,584	50,351	110,964	128,997
Selling, general and administrative expenses	36,182	39,211	108,306	117,328
Amortization of intangible assets	345	345	1,036	1,036
Operating profit	4,057	10,795	1,622	10,633
Interest expense, net	864	1,001	2,514	2,422
Other expense (income), net	688	(426)	230	(253)
Income (loss) before income taxes	2,505	10,220	(1,122)	8,464
Income tax expense	2,108	2,176	1,186	1,712
Net income (loss)	$397	$8,044	$(2,308)	$6,752

Basic and diluted income (loss) per share	$0.03	$0.59	$(0.17)	$0.49

Basic weighted average shares outstanding	13,579	13,704	13,726	13,694

Diluted weighted average shares outstanding	13,595	13,713	13,726	13,697

See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net income (loss)	$397	$8,044	$(2,308)	$6,752
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(312)	1,257	244	1,282
Loss on long-term intra-entity foreign currency transactions	(509)	(53)	(373)	(1,066)
Cash flow hedging activity	(127)	(301)	(1,570)	452
Reclassification of hedging activities into earnings	122	(102)	268	105
Reclassification of pension adjustments into earnings	127	115	219	415
Total other comprehensive income (loss), net of tax	(699)	916	(1,212)	1,188
Comprehensive income (loss)	$(302)	$8,960	$(3,520)	$7,940

See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2019	2018
	(In thousands)
Operating activities
Net income (loss)	$(2,308)	$6,752
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	3,279	3,775
Deferred income taxes	2,969	1,900
Share-based compensation expense	2,430	3,270
Impairment of property, plant and equipment	975	244
Other	142	(3,064)
Net changes in operating assets and liabilities:
Affiliate payable	(2,199)	(6,709)
Trade receivables	(4,897)	(4,992)
Inventory	(37,641)	(49,087)
Other assets	(231)	(6,524)
Accounts payable	14,927	943
Other liabilities	(12,577)	6,912
Net cash used for operating activities	(35,131)	(46,580)
Investing activities
Expenditures for property, plant and equipment	(3,305)	(7,240)
Other	37	7
Net cash used for investing activities	(3,268)	(7,233)
Financing activities
Net additions to revolving credit agreements	43,074	48,538
Cash dividends paid	(3,634)	(3,492)
Purchase of treasury stock	(5,960)	—
Net cash provided by financing activities	33,480	45,046
Effect of exchange rate changes on cash	433	—
Cash and cash equivalents
Decrease for the period	(4,486)	(8,767)
Balance at the beginning of the period	6,352	10,906
Balance at the end of the period	$1,866	$2,139

See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A common stock	Class B common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
	(In thousands)
Balance, January 1, 2019	$93	$44	$51,714	$—	$30,897	$(17,310)	$65,438
Net loss	—	—	—	—	(1,761)	—	(1,761)
Issuance of common stock, net of conversions	2	—	(1)	—	—	—	1
Share-based compensation expense	—	—	807	—	—	—	807
Cash dividends, $0.085 per share	—	—	—	—	(1,177)	—	(1,177)
Other comprehensive loss	—	—	—	—	—	(221)	(221)
Reclassification adjustment to net loss	—	—	—	—	—	(8)	(8)
Balance, March 31, 2019	$95	$44	$52,520	$—	$27,959	$(17,539)	$63,079
Net loss	—	—	—	—	(944)	—	(944)
Purchase of treasury stock	—	—	—	(2,334)	—	—	(2,334)
Share-based compensation expense	—	—	822	—	—	—	822
Cash dividends, $0.09 per share	—	—	—	—	(1,242)	—	(1,242)
Other comprehensive loss	—	—	—	—	—	(530)	(530)
Reclassification adjustment to net loss	—	—	—	—	—	246	246
Balance, June 30, 2019	$95	$44	$53,342	$(2,334)	$25,773	$(17,823)	$59,097
Net income	—	—	—	—	397	—	397
Purchase of treasury stock	—	—	—	(3,626)	—	—	(3,626)
Share-based compensation expense	—	—	801	—	—	—	801
Cash dividends, $0.09 per share	—	—	—	—	(1,215)	—	(1,215)
Other comprehensive loss	—	—	—	—	—	(948)	(948)
Reclassification adjustment to net income	—	—	—	—	—	249	249
Balance, September 30, 2019	$95	$44	$54,143	$(5,960)	$24,955	$(18,522)	$54,755

See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A common stock	Class B common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
	(In thousands)
Balance, January 1, 2018	$88	$48	$47,773	$12,603	$(14,104)	$46,408
Net loss	—	—	—	(418)	—	(418)
Issuance of common stock, net of conversions	4	(3)	323	—	—	324
Share-based compensation expense	—	—	955	—	—	955
Cash dividends, $0.085 per share	—	—	—	(1,162)	—	(1,162)
Reclassification due to adoption of ASU 2018-02	—	—	—	1,168	(1,168)	—
Other comprehensive income	—	—	—	—	1,206	1,206
Reclassification adjustment to net loss	—	—	—	—	324	324
Balance, March 31, 2018	$92	$45	$49,051	$12,191	$(13,742)	$47,637
Net loss	—	—	—	(874)	—	(874)
Issuance of common stock, net of conversions	—	—	198	—	—	198
Share-based compensation expense	—	—	1,472	—	—	1,472
Cash dividends, $0.085 per share	—	—	—	(1,165)	—	(1,165)
Other comprehensive loss	—	—	—	—	(1,441)	(1,441)
Reclassification adjustment to net loss	—	—	—	—	183	183
Balance, June 30, 2018	$92	$45	$50,721	$10,152	$(15,000)	$46,010
Net income	—	—	—	8,044	—	8,044
Issuance of common stock, net of conversions	—	—	246	—	—	246
Share-based compensation expense	—	—	399	—	—	399
Cash dividends, $0.085 per share	—	—	—	(1,165)	—	(1,165)
Other comprehensive income	—	—	—	—	903	903
Reclassification adjustment to net income	—	—	—	—	13	13
Balance, September 30, 2018	$92	$45	$51,366	$17,031	$(14,084)	$54,450

See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Tabular amounts in thousands, except as noted and per share amounts)

NOTE 1—Basis of Presentation

The unaudited interim condensed consolidated financial statements of Hamilton Beach Brands Holding Company and its subsidiaries ("Hamilton Beach Holding” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

The Company operates through its subsidiaries, Hamilton Beach Brands, Inc. ("HBB") and The Kitchen Collection, LLC ("KC"). HBB is a leading designer, marketer and distributor of branded, small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. KC is a national specialty retailer of kitchenware primarily in outlet malls throughout the United States ("U.S.").

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the remainder of the year due to the highly seasonal nature of our primary markets. A majority of revenue and operating profit occurs in the second half of the calendar year when sales of our products to retailers and consumers increase significantly for the fall holiday-selling season.

Prior period interest income amounts have been reclassified from other expense (income), net to interest expense, net and prior period non-trade customer receivable amounts have been reclassified from trade receivables, net to prepaid expenses and other current assets to conform to the current period presentation.

The following new accounting policy is reflected in these quarterly financial statements as a result of the share repurchases made during the first nine months of 2019:

Treasury Stock

The Company records the aggregate purchase price of treasury stock at cost and includes treasury stock as a reduction to stockholders' equity.

NOTE 2—Recently Issued Accounting Standards

Accounting Standards Adopted

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715)," which amends the requirements in U.S. GAAP related to the income statement presentation of the components of net periodic benefit cost for an entity's sponsored defined benefit pension and other post-retirement plans. The Company adopted this guidance on January 1, 2019. The change in presentation of the components of net periodic pension cost was applied retrospectively which resulted in $0.2 million and $0.6 million of net periodic pension income for the three and nine months ended September 30, 2018, respectively, being reclassified from selling, general and administrative expenses to other expense (income), net.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)," which requires an entity to recognize credit losses as an allowance rather than as a write-down. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is planning to adopt ASU 2016-03 for its year ending December 31, 2021 and is currently evaluating to what extent ASU 2016-13 will affect the Company's financial position, results of operations, cash flows and related disclosures.

NOTE 3—Transfer of Financial Assets
The Company has entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $36.9 million and $104.8 million of trade receivables during the three and nine months ending September 30, 2019, respectively, $37.0 million and $107.2 million of trade receivables during the three and nine months ending September 30, 2018, respectively, and $165.4 million during the year ending December 31, 2018. The loss incurred on sold receivables in the consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Condensed Consolidated Statements of Cash Flows.

NOTE 4—Inventory

Inventory is summarized as follows:

	SEPTEMBER 30 2019	DECEMBER 31 2018	SEPTEMBER 30 2018
HBB	$161,043	$122,697	$155,744
KC	20,804	21,994	28,087
Total inventory	$181,847	$144,691	$183,831

NOTE 5—Fair Value Disclosure

The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	SEPTEMBER 30 2019	DECEMBER 31 2018	SEPTEMBER 30 2018
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$—	$349	$440
Long-term	Other non-current assets	—	710	1,268
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	—	231	29
		$—	$1,290	$1,737
Liabilities:
Interest rate swap agreements
Current	Other current liabilities	$4	$—	$—
Long-term	Other long-term liabilities	244	—	—
Foreign currency exchange contracts
Current	Other current liabilities	78	87	310
		$326	$87	$310

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

During the periods ended September 30, 2019, December 31, 2018 and September 30, 2018, there were no transfers into or out of Levels 1, 2 or 3.

Nonrecurring Fair Value Measurements: The Company evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Certain factors, such as the estimated property, plant and equipment salvage value, used for this nonrecurring fair value measurement are considered a Level 3 input. At September 30, 2019, the Company determined the carrying value of KC’s long-lived assets compared to the estimated undiscounted future cash flows were not recoverable as the Company lowered KC’s outlook for the prospect of a future return to profitability due to the continued decrease in comparable store sales. Based on the estimated selling price of KC’s property, plant and equipment in an orderly transaction between market participants, the Company recorded a $1.0 million impairment charge in selling, general and administrative expenses during the third quarter of 2019.

NOTE 6— Stockholders' Equity

Capital Stock: The following table sets forth the Company's authorized capital stock information:

	SEPTEMBER 30 2019	DECEMBER 31 2018	SEPTEMBER 30 2018
	(In thousands)
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—

Class A Common stock, par value $0.01 per share
Class A Common stock authorized	70,000	70,000	70,000
Class A Common issued(1)(2)	9,488	9,291	9,238

Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis
Class B Common stock authorized	30,000	30,000	30,000
Class B Common issued(1)	4,377	4,422	4,465
(1) Class B Common converted to Class A Common were 6 and 44 shares during the three and nine months ending September 30, 2019, respectively, and 11 and 343 shares during the three and nine months ending September 30, 2018, respectively.
(2) The Company issued Class A Common shares of 13 and 153 during the three and nine months ending September 30, 2019, respectively, and 9 and 30 during the three and nine months ending September 30, 2018, respectively.

Stock Repurchase Program:  In May 2018, the Company established a stock repurchase program allowing for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2019. During the nine months ended September 30, 2019, the Company repurchased 364,893 shares at prevailing market prices for an aggregate purchase price of $6.0 million. There were no share repurchases during the twelve months ended December 31, 2018.

Accumulated Other Comprehensive Income (Loss): The following table summarizes changes in accumulated other comprehensive income (loss) by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

Balance, January 1, 2019	$(9,099)	$1,023	$(9,234)	$(17,310)
Other comprehensive income (loss)	362	(774)	—	(412)
Reclassification adjustment to net loss	—	3	(49)	(46)
Tax effects	(17)	207	39	229
Balance, March 31, 2019	$(8,754)	$459	$(9,244)	$(17,539)
Other comprehensive income (loss)	360	(1,198)	—	(838)
Reclassification adjustment to net loss	—	202	142	344
Tax effects	(13)	263	(40)	210
Balance, June 30, 2019	$(8,407)	$(274)	$(9,142)	$(17,823)
Other comprehensive loss	(852)	(166)	—	(1,018)
Reclassification adjustment to net income	—	171	166	337
Tax effects	31	(10)	(39)	(18)
Balance, September 30, 2019	$(9,228)	$(279)	$(9,015)	$(18,522)

Balance, January 1, 2018	$(7,934)	$508	$(6,678)	$(14,104)
Reclassification due to adoption of ASU 2018-02	—	118	(1,286)	(1,168)
Other comprehensive income	917	379	—	1,296
Reclassification adjustment to net loss	—	230	202	432
Tax effects	—	(154)	(44)	(198)
Balance, March 31, 2018	$(7,017)	$1,081	$(7,806)	$(13,742)
Other comprehensive income (loss)	(1,999)	624	—	(1,375)
Reclassification adjustment to net loss	—	54	188	242
Tax effects	94	(173)	(46)	(125)
Balance, June 30, 2018	$(8,922)	$1,586	$(7,664)	$(15,000)
Other comprehensive income	1,138	(425)	—	713
Reclassification adjustment to net income	—	(143)	152	9
Tax effects	66	165	(37)	194
Balance, September 30, 2018	$(7,718)	$1,183	$(7,549)	$(14,084)

NOTE 7—Revenue

Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. A description of the performance obligations for each segment is as follows:

HBB

•
Product revenue - Product revenue consists of sales of small electric household and specialty housewares appliances to traditional brick and mortar and e-commerce retailers, distributors and directly to the end consumer as well as sales of commercial products for restaurants, bars and hotels. Transactions with these customers generally originate upon the receipt of a purchase order from the customer, which in some cases are governed by master sales agreements, specifying product(s) that the customer desires. Contracts for product revenue generally have an original duration of one year or less, and payment terms are generally standard and based on customer creditworthiness. Revenue from product sales is recognized at the point in time when control transfers to the customer, which is either when product is shipped from the Company's facility, or delivered to customers, depending on the shipping terms. The amount of consideration received and revenue recognized varies with changes in incentives, returns and consideration paid to customers for advertising arrangements.

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

KC

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

The following table presents the Company's revenue on a disaggregated basis for the three and nine months ending:

	THREE MONTHS ENDED SEPTEMBER 30
	2019			2018
	HBB	KC	Consolidated (1)	HBB	KC	Consolidated (1)
Type of good or service:
Products	$149,876	$20,288	$168,753	$171,346	$25,884	$195.783
Licensing	1,025	—	1,025	1,118	—	1,118
Total revenue	$150,901	$20,288	$169,778	$172,464	$25,884	$196,901

	NINE MONTHS ENDED SEPTEMBER 30
	2019			2018
	HBB	KC	Consolidated (1)	HBB	KC	Consolidated (1)
Type of good or service:
Products	$405,129	$57,824	$460,231	$430,941	$70,746	$498.669
Licensing	3,351	—	3,351	2,806	—	2,806
Total revenue	$408,480	$57,824	$463,582	$433,747	$70,746	$501,475

(1) Includes the required intercompany eliminations between HBB and KC.

NOTE 8—Contingencies

Various legal and regulatory proceedings and claims have been or may be asserted against Hamilton Beach Holding relating to the conduct of its businesses, including product liability, patent infringement, asbestos related claims, environmental and other claims. These proceedings and claims are incidental to the ordinary course of business of the Company. Management believes that it has meritorious defenses and will vigorously defend the Company in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.

These matters are subject to inherent uncertainties and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of an adverse impact on the Company’s financial position, results of operations and cash flows of the period in which the ruling occurs, or in future periods.

HBB is a defendant in a legal proceeding in which the plaintiff alleges that certain HBB products infringe the plaintiff’s patents. On May 3, 2019, the jury returned its verdict finding that the Company had infringed certain patents of the plaintiff and, as a result, awarded the plaintiff damages in the amount of $3.2 million. Accordingly, the Company recorded $3.2 million expense in selling, general and administrative expenses during the second quarter of 2019 for the contingent loss. On September 23, 2019 the Company filed post-trial motions challenging the jury verdict of infringement and the award of damages and the plaintiffs filed motions seeking interest, post-trial accounting, injunctive relief, and attorneys’ fees.  A hearing date on the post-trial motions has not been set.  The Company maintains that its products do not infringe on the plaintiff’s patents and will vigorously defend against the plantiff's post-trial motions.

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

At September 30, 2019, December 31, 2018, and September 30, 2018, HBB had accrued undiscounted obligations of $4.5 million, $8.2 million, and $8.6 million respectively, for environmental investigation and remediation activities. The reduction in the amount accrued at September 30, 2019 compared to December 31, 2018 is the result of a reduction to the accrual recorded in the second quarter of 2019 due to a change in the expected type and extent of investigation and remediation activities associated with one of the sites based upon additional testing and assessment performed with respect to that site in the second quarter of 2019. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $3.9 million related to the environmental investigation and remediation at these sites.

NOTE 9—Business Segments

The Company manages its subsidiaries primarily by reportable segment, which are HBB and KC. The Company includes the required intercompany eliminations between its reportable segments and intercompany revenue based on current market prices of similar third-party transactions. Costs incurred as a stand-alone public entity are allocated to the HBB segment. The only material assets held by Hamilton Beach Brands Holding Company are its investments in consolidated subsidiaries. Substantially all of its cash flows are provided by dividends paid or distributions made by its subsidiaries.

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2019	2018	2019	2018
Revenue
HBB	$150,901	$172,464	$408,480	$433,747
KC	20,288	25,884	57,824	70,746
Eliminations	(1,411)	(1,447)	(2,722)	(3,018)
Total	$169,778	$196,901	$463,582	$501,475

Operating profit (loss)
HBB	$7,291	$13,238	$11,905	$21,212
KC	(3,143)	(2,407)	(10,063)	(10,545)
Eliminations	(91)	(36)	(220)	(34)
Total	$4,057	$10,795	$1,622	$10,633

Depreciation and amortization
HBB	$972	$1,055	$2,813	$2,991
KC	154	258	466	784
Total	$1,126	$1,313	$3,279	$3,775

Capital expenditures
HBB	$1,184	$2,610	$3,156	$6,964
KC	30	75	149	276
Total	$1,214	$2,685	$3,305	$7,240

NOTE 10—Income Taxes

The Company recognized income tax expense of $2.1 million and $1.2 million on income before taxes of $2.5 million in the three months ended September 30, 2019 and a loss before taxes of $1.1 million for the nine months ended September 30, 2019. Income tax expense includes $1.9 million of deferred tax expense related to a change in judgment regarding the valuation allowance recorded against deferred tax assets of KC.

NOTE 11—Subsequent Events

During the three months ended September 30, 2019, KC continued to experience decreased comparable store sales as a result of declining foot traffic. Further deterioration in foot traffic has lowered the Company's outlook for the prospect of a future return to profitability. As a result, on October 10, 2019, the board of directors of the Company approved the wind down of the retail operations of KC and the closure of all of its 160 stores by the end of 2019. During the fourth quarter, KC expects to incur expenses in the range of $4.0 million to $6.0 million primarily for severance obligations and professional fees. The Company expects KC's total cash expenditures relating to the wind down, excluding cash expenditures in the ordinary course as KC continues to operate, to be in the range of $6.0 million to $8.0 million. These charges and expenses do not include lease termination obligations as the amount is subject to negotiation and is not known at this time. The Company’s estimate of the charges and expenses are preliminary and subject to change until finalized. The Company expects that the historical and future financial results of KC will be classified as discontinued operations in the period during which the assets are abandoned, which is currently anticipated to occur during the quarter ending December 31, 2019.

On October 23, 2019, KC and its lender entered into a Forbearance Agreement (the “Forbearance Agreement”) with respect to KC's secured revolving line of credit ("KC Facility"). The wind down of KC's operations constitutes an event of default under the KC Facility. Under the terms of the Forbearance Agreement, the lender has agreed to forebear from exercising its rights and remedies as a result of the events of default pending accelerated payment in full of the obligations under the KC facility on or before December 15, 2019. The Forbearance Agreement reduces the amount of the aggregate commitments to $15.0 million and converts all LIBO rate loans to base rate loans and triggers default interest. In addition, KC will pay a forbearance fee of $12,500 each week until all obligations under the KC Facility are paid in full. The Company has not guaranteed any of the obligations of KC under the KC Facility.

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
Hamilton Beach Brands Holding Company operates through its subsidiaries, Hamilton Beach Brands, Inc. ("HBB") and The Kitchen Collection, LLC ("KC") (collectively “Hamilton Beach Holding” or the “Company”). HBB is a leading designer, marketer and distributor of branded, small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. KC is a national specialty retailer of kitchenware primarily in outlet malls throughout the United States ("U.S.").  On October 15, 2019, the Company announced the wind down of the retail operations of KC and the closure of all of its 160 stores by the end of 2019.

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

Third Quarter of 2019 Compared with Third Quarter of 2018

The consolidated results of operations for Hamilton Beach Holding were as follows for the three months ended September 30:

	THREE MONTHS ENDED SEPTEMBER 30
	2019	% of Revenue	2018	% of Revenue	$ Change	% Change

Revenue	$169,778	100.0%	$196,901	100.0%	$(27,123)	(13.8)%
Cost of sales	129,194	76.1%	146,550	74.4%	(17,356)	(11.8)%
Gross profit	40,584	23.9%	50,351	25.6%	(9,767)	(19.4)%
Selling, general and administrative expenses	36,182	21.3%	39,211	19.9%	(3,029)	(7.7)%
Amortization of intangible assets	345	0.2%	345	0.2%	—	—%
Operating profit	4,057	2.4%	10,795	5.5%	(6,738)	(62.4)%
Interest expense, net	864	0.5%	1,001	0.5%	(137)	(13.7)%
Other expense (income), net	688	0.4%	(426)	(0.2)%	1,114	(261.5)%
Income before income taxes	2,505	1.5%	10,220	5.2%	(7,715)	(75.5)%
Income tax expense	2,108	1.2%	2,176	1.1%	(68)	(3.1)%
Net income	$397	0.2%	$8,044	4.1%	$(7,647)	(95.1)%

Effective income tax rate	84.2%	21.3%

Revenue - Revenue decreased $27.1 million, or 13.8%. HBB's revenue decreased 12.5% primarily due to lower sales volume. KC revenue decreased 21.6% primarily due to the closure of underperforming stores and a decline in comparable store sales.

Gross profit - Gross profit decreased $9.8 million, or 19.4%. As a percentage of revenue, gross profit declined from 25.6% to 23.9% primarily due to a decline in HBB's gross profit margin.

Selling, general and administrative expenses - Selling, general and administrative expenses decreased $3.0 million, or 7.7%. KC's selling, general and administrative expenses declined $1.8 million primarily due to the benefits realized from closing unprofitable stores. HBB's selling, general and administrative expenses declined $1.2 million primarily due to lower legal and professional services fees.

Interest expense, net - Interest expense, net decreased $0.1 million primarily due to decreased average borrowings outstanding under HBB's and KC's revolving credit facilities.

Other expense (income), net - Other expense for the third quarter of 2019 includes currency losses of $0.8 million compared with other income in 2018 related to currency gains of $0.2 million.

Income tax expense - During the third quarter of 2019, the Company recognized income tax expense of $2.1 million on income before income taxes of $2.5 million. Income tax expense includes $1.9 million of deferred tax expense related to a change in judgment regarding the valuation allowance recorded against the deferred tax assets of KC.

First Nine Months of 2019 Compared with First Nine Months of 2018

The consolidated results of operations for Hamilton Beach Holding were as follows for the nine months ended September 30:

	NINE MONTHS ENDED SEPTEMBER 30
	2019	% of Revenue	2018	% of Revenue	$ Change	% Change

Revenue	$463,582	100.0%	$501,475	100.0%	$(37,893)	(7.6)%
Cost of sales	352,618	76.1%	372,478	74.3%	(19,860)	(5.3)%
Gross profit	110,964	23.9%	128,997	25.7%	(18,033)	(14.0)%
Selling, general and administrative expenses	108,306	23.4%	117,328	23.4%	(9,022)	(7.7)%
Amortization of intangible assets	1,036	0.2%	1,036	0.2%	—	—%
Operating profit	1,622	0.3%	10,633	2.1%	(9,011)	(84.7)%
Interest expense, net	2,514	0.5%	2,422	0.5%	92	3.8%
Other expense (income), net	230	—%	(253)	(0.1)%	483	(190.9)%
Income (loss) before income taxes	(1,122)	(0.2)%	8,464	1.7%	(9,586)	(113.3)%
Income tax expense	1,186	0.3%	1,712	0.3%	(526)	(30.7)%
Net income (loss)	$(2,308)	(0.5)%	$6,752	1.3%	$(9,060)	(134.2)%

Effective income tax rate	(105.7)%	20.2%

Revenue - Revenue decreased $37.9 million, or 7.6%. HBB's revenue declined 5.8% primarily due to lower sales volume and unfavorable foreign currency movements. KC's revenue decreased 18.3% primarily due to the closure of underperforming stores and a decline in comparable store sales.

Gross profit - Gross profit decreased $18.0 million, or 14.0%. As a percentage of revenue, gross profit declined from 25.7% to 23.9% due to a decline in gross profit margin in both the HBB and KC segments.

Selling, general and administrative expenses - Selling, general and administrative expenses decreased $9.0 million, or 7.7%. KC's selling, general and administrative expenses declined $7.0 million primarily due to the benefits realized from closing unprofitable stores. HBB's selling, general and administrative expenses decreased $2.0 million.

Interest expense, net - Interest expense, net increased $0.1 million primarily due to HBB and KC higher average interest rates and higher average borrowings outstanding under KC's revolving credit facility, partially offset by decreased average borrowings outstanding under HBB's revolving credit facility.

Other expense (income), net - Other expense for the nine months ended 2019 includes currency losses of $0.4 million compared with other income in 2018 that includes currency losses of $0.1 million. The increase is primarily due to unfavorable foreign currency movements as the Brazilian real and Mexican peso weakened against the U.S. dollar.

Income tax expense - During the nine months ended September 30, 2019, the Company recognized income tax expense of $1.2 million on a loss before income taxes of $1.1 million. Income tax expense includes $1.9 million of deferred tax expense related to a change in judgment regarding the valuation allowance recorded against the deferred tax assets of KC.

SEGMENT RESULTS

Hamilton Beach Brands, Inc.

Third Quarter of 2019 Compared with Third Quarter of 2018

The results of operations for HBB were as follows for the three months ended September 30:

	THREE MONTHS ENDED SEPTEMBER 30
	2019	% of Revenue	2018	% of Revenue
Revenue	$150,901	100.0%	$172,464	100.0%
Cost of sales	119,673	79.3%	134,082	77.7%
Gross profit	31,228	20.7%	38,382	22.3%
Selling, general and administrative expenses	23,592	15.6%	24,799	14.4%
Amortization of intangible assets	345	0.2%	345	0.2%
Operating profit	$7,291	4.8%	$13,238	7.7%
The following table identifies the components of the change in revenue for the third quarter of 2019 compared with the third quarter of 2018:

Revenue
2018	$172,464
Decrease from:
Unit volume and product mix	(20,749)
Foreign currency	(466)
Average sales price	(348)
2019	$150,901

Revenue decreased $21.6 million, or 12.5%. The decrease is primarily due to lower sales volume in the U.S. and international consumer markets. The lower sales volume in the U.S. was primarily due to a significant change in retailer order patterns and lower direct import sales driven by the adverse impact of tariffs. Also contributing to the third-quarter revenue shortfall was a loss of placements in the dollar store channel resulting from HBB's decision to not maintain very low margin business, ongoing foot traffic challenges at some retailers and other pressure points facing individual retail companies. HBB's international consumer markets reported lower sales volume due in large part to a one-time special purchase in 2018 by a customer in Latin America and to a lesser degree to reduced demand in several markets.

HBB's operating profit decreased $6.0 million primarily due to a $7.2 million decrease in gross profit partially offset by a $1.2 million decrease in selling, general and administrative expenses. The decline in gross profit is primarily due to lower sales volume. As a percentage of revenue, HBB gross profit margin declined from 22.3% to 20.7% primarily due to higher inbound freight, transportation and warehousing expenses, and the adverse impact of tariffs.

Selling, general and administrative expenses declined $1.2 million. The decrease was mainly attributable to a $0.9 million decrease in legal and professional services fees primarily due to lower patent litigation expenses and a $0.4 million decrease in employee-related costs primarily due to reduced incentive compensation expense.

First Nine Months of 2019 Compared with First Nine Months of 2018

The results of operations for HBB were as follows for the nine months ended September 30:

	NINE MONTHS ENDED SEPTEMBER 30
	2019	% of Revenue	2018	% of Revenue
Revenue	$408,480	100.0%	$433,747	100.0%
Cost of sales	323,291	79.1%	337,213	77.7%
Gross profit	85,189	20.9%	96,534	22.3%
Selling, general and administrative expenses	72,248	17.7%	74,286	17.1%
Amortization of intangible assets	1,036	0.3%	1,036	0.2%
Operating profit	$11,905	2.9%	$21,212	4.9%
The following table identifies the components of the change in revenue for the nine months ended September 30, 2019 compared with 2018:

Revenue
2018	$433,747
(Decrease) increase from:
Unit volume and product mix	(26,472)
Foreign currency	(1,846)
Average sales price	3,051
2019	$408,480

Revenue decreased $25.3 million, or 5.8%. The decrease is primarily due to lower sales volume in the U.S. and international consumer markets. The lower sales volume in the U.S. was primarily due to a significant change in retailer order patterns and lower direct import sales driven by the adverse impact of tariffs. Also contributing to the decline in revenue during the first nine months of 2019 was a loss of placements in the dollar store channel resulting from HBB's decision to not maintain very low margin business, ongoing foot traffic challenges at some retailers and other pressure points facing individual retail companies.

HBB's international consumer markets reported lower sales volume due in large part to a one-time special purchase in 2018 by a customer in Latin America and to a lesser degree to reduced demand in several markets. Unfavorable foreign currency movements also contributed to the decline in revenue as the Canadian dollar, Mexican peso, Chinese yuan, and Brazilian real weakened against the U.S. dollar.

HBB's operating profit decreased $9.3 million primarily due to a $11.3 million decrease in gross profit primarily due to lower sales volume, offset by a $2.0 million decrease in selling, general and administrative expenses. As a percentage of revenue, gross profit margin declined from 22.3% to 20.9%, primarily due to higher inbound freight expenses, unfavorable foreign currency movements and the adverse impact of tariffs.

Selling, general and administrative expenses declined $2.0 million. The decrease was mainly attributable to a reduction of $3.7 million in the environmental reserve at one site recorded in the second quarter of 2019, the absence of $0.5 million of NACCO transition services fees, and a $0.2 million decrease in employee-related costs primarily due to reduced incentive compensation expense. The decrease was partially offset by a one-time charge of $3.2 million recorded in the second quarter of 2019 for a contingent loss related to patent litigation. The second quarter decline in the environmental reserve was due to a change in the expected type and extent of investigation and remediation activities associated with one of the sites, due to additional testing and assessment performed with respect to that site.

The Kitchen Collection, LLC

At September 30, 2019, KC operated 160 stores compared with 197 stores at September 30, 2018 and 189 stores at December 31, 2018.

Third Quarter of 2019 Compared with Third Quarter of 2018

The results of operations for KC were as follows for the three months ended September 30:

	THREE MONTHS ENDED SEPTEMBER 30
	2019	% of Revenue	2018	% of Revenue
Revenue	$20,288	100.0%	$25,884	100.0%
Cost of sales	10,841	53.4%	13,880	53.6%
Gross profit	9,447	46.6%	12,004	46.4%
Selling, general and administrative expenses	12,590	62.1%	14,411	55.7%
Operating loss	$(3,143)	(15.5)%	$(2,407)	(9.3)%
The following table identifies the components of the change in revenue for the third quarter of 2019 compared with the third quarter of 2018:

Revenue
2018	$25,884
Decrease from:
Closed stores	(2,746)
Comparable stores	(2,182)
Other	(668)
2019	$20,288

Revenue for the third quarter of 2019 decreased $5.6 million, or 21.6%, primarily due to the closure of 37 underperforming stores and a decline in comparable store sales. The decrease in comparable store sales was due to a decline in customer traffic.

The following table identifies the components of the change in operating loss for the third quarter of 2019 compared with the third quarter of 2018:

Operating Loss
2018	$(2,407)
(Increase) decrease from:
Impairment of property, plant and equipment	(731)
Comparable stores	(311)
Closed stores	236
Corporate expenses	70
2019	$(3,143)

KC's operating loss increased $0.7 million in the third quarter of 2019 primarily due to an impairment charge related to property, plant and equipment and increased operating losses at comparable stores partially offset by the benefits realized from closing unprofitable stores.

First Nine Months of 2019 Compared with First Nine Months of 2018

The results of operations for KC were as follows for the nine months ended September 30:

	NINE MONTHS ENDED SEPTEMBER 30
	2019	% of Revenue	2018	% of Revenue
Revenue	$57,824	100.0%	$70,746	100.0%
Cost of sales	31,829	55.0%	38,250	54.1%
Gross profit	25,995	45.0%	32,496	45.9%
Selling, general and administrative expenses	36,058	62.4%	43,041	60.8%
Operating loss	$(10,063)	(17.4)%	$(10,545)	(14.9)%

The following table identifies the components of the change in revenue for the nine months ended September 30, 2019 compared with 2018:

Revenue
2018	$70,746
(Decrease) increase from:
Closed stores	(6,704)
Comparable stores	(4,947)
Other	(1,509)
New stores	238
2019	$57,824

Revenue for the nine months ended September 30, 2019 decreased $12.9 million, or 18.3%, primarily due to the closure of 37 underperforming stores and a decline in comparable store sales. The decrease in comparable store sales was due to a decline in customer traffic.

Gross profit margin as a percentage of revenue declined from 45.9% to 45.0% primarily due to increased inbound freight and liquidation sales at 29 stores which closed during the first nine months of 2019.

The following table identifies the components of the change in operating loss for the nine months ended September 30, 2019 compared with 2018:

Operating Loss
2018	$(10,545)
Decrease (increase) from:
Corporate expenses	1,138
Closed stores	707
New stores	41
Impairment of property, plant and equipment	(731)
Comparable stores	(673)
2019	$(10,063)

KC's operating loss decreased $0.5 million in the first nine months of 2019 compared with the first nine months of 2018 primarily due to a reduction in corporate expenses and the benefits realized from closing unprofitable stores partially offset by an impairment charge related to property, plant and equipment and increased operating losses at comparable stores.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

The Company's cash flows are provided by dividends paid or distributions made by HBB and KC. As a result, certain statutory limitations, regulatory or financing agreements could affect the levels of distributions allowed to be made to the Company. The principal sources of cash to fund liquidity needs are: (i) cash generated from HBB and KC operations and (ii) borrowings available under HBB and KC's revolving credit facilities, as defined below. The Company’s primary uses of funds consist of working capital requirements, capital expenditures, and payments of principal and interest on debt. At September 30, 2019, the Company had cash and cash equivalents of $1.9 million, compared to $6.4 million and $2.1 million at December 31, 2018 and September 30 2018, respectively.

The following table presents selected cash flow information:

	NINE MONTHS ENDED SEPTEMBER
	2019	2018
Net cash used for operating activities	$(35,131)	$(46,580)
Net cash used for investing activities	$(3,268)	$(7,233)
Net cash provided by financing activities	$33,480	$45,046
Operating activities - Net cash used for operating activities decreased $11.4 million in the first nine months of 2019 compared to the prior year primarily due to a decrease in cash used for HBB inventory, lower inventory at KC due to store closures and favorable timing of settling HBB accounts payable. The decrease in net cash used for operating activities was partially offset by decreased accrued compensation and accrued product returns.

Investing activities - Net cash used for investing activities decreased $4.0 million in the first nine months of 2019 primarily due to lower capital expenditures related to HBB internal-use software development costs and tooling for new products.

Financing activities - Net cash provided by financing activities decreased $11.6 million primarily due to a $5.2 million decline in HBB's net borrowing activity on the revolving credit facility and cash used for treasury stock purchases of $6.0 million during the first nine months of 2019.

Capital Resources

HBB maintains a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021. The current portion of borrowings outstanding represents expected voluntary repayments to be made in the next twelve months. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $335.7 million as of September 30, 2019. At September 30, 2019, the borrowing base under the HBB Facility was $114.4 million and borrowings outstanding were $80.2 million. At September 30, 2019, the excess availability under the HBB Facility was $34.2 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective September 30, 2019, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.0% and 1.75%, respectively. The applicable margins, effective September 30, 2019, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 1.75%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the three and nine months ended September 30, 2019 was 4.5% and 4.4%, respectively, including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $35.0 million at September 30, 2019 at an average fixed interest rate of 1.5%. HBB also has delayed-start interest rate swaps with notional values totaling $10.0 million as of September 30, 2019, with fixed rates of 1.7%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Under Amendment No. 6 to the HBB Facility, dividends to Hamilton Beach Holding are not to exceed $5.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $15.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At September 30, 2019, HBB was in compliance with all financial covenants in the HBB Facility.
In December 2015, the Company entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital. See Note 3 of the unaudited condensed consolidated financial statements.

HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility. HBB has not guaranteed any of the obligations of KC under KC's Facility.

On October 23, 2019, KC and its lender entered into a Forbearance Agreement (the “Forbearance Agreement”) with respect to KC's secured revolving line of credit ("KC Facility"). The wind down of KC's operations constitutes an event of default under the KC Facility. Under the terms of the Forbearance Agreement, the lender has agreed to forebear from exercising its rights and remedies as a result of the events of default pending accelerated payment in full of the obligations under the KC facility on or before December 15, 2019. The Forbearance Agreement reduces the amount of the aggregate commitments to $15.0 million and converts all LIBO rate loans to base rate loans and triggers default interest. In addition, KC will pay a forbearance fee of $12,500 each week until all obligations under the KC Facility are paid in full. The Company has not guaranteed any of the obligations of KC under the KC Facility.

Contractual Obligations, Contingent Liabilities and Commitments

For a summary of the Company's contractual obligations, contingent liabilities and commitments, refer to “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Contingent Liabilities and Commitments” in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as there have been no material changes from those disclosed in our Annual Report, except for the Forbearance Agreement as discussed above.

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

OUTLOOK

HBB: Based on early fourth-quarter results, HBB expects to recover much of the third-quarter revenue shortfall. The extent of recovery will ultimately depend on retailer and consumer response to increased product costs and higher prices at retail caused by the tariffs. For the full year 2019, the company expects revenue to be approximately even with 2018. Operating profit is expected to be in the range of even to a modest decrease compared with 2018. Cash flow before financing activities is expected to increase significantly in 2019 compared to 2018, as the company continues to work toward a goal of returning to pre-2018 levels and exceeding $20 million. Due to the impact of certain revenue shifting from the third quarter to the fourth quarter, the timing of accounts receivable collections could move into the first quarter of 2020. Capital expenditures are expected to be $4.3 million in 2019, primarily for investment in information technology infrastructure and tooling for new products. Looking ahead to 2020, HBB expects improvement compared to 2019 in revenue, operating profit and cash flow before financing activities; however, due to the unknown impact of tariffs on List 4b products, and the response of retailers and consumers to tariffs, the extent of improvement cannot be fully anticipated at this time.

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

HBB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (2) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in or unavailability of quality or cost effective suppliers, (7) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which HBB buys, operates and/or sells products, (8) the impact of tariffs on customer purchasing patterns, (9) product liability, regulatory actions or other litigation, warranty claims or returns of products, (10) customer acceptance of, changes in costs of, or delays in the development of new products, (11) increased competition, including consolidation within the industry, (12) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB products, (13) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, and (14) other risk factors, including those described in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2018.

KC: (1) the expected amount and timing of charges and cash expenditures and expected completion of the contemplated actions related to the wind down of the business, (2) the charges or cash expenditures may be in excess of the estimated amounts or may occur in different fiscal periods than expected, (3) the Company’s inability to complete actions to exit the KC business within the time periods anticipated, and (4) other risk factors, including those described in the Company’s Form 10-K for the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

HBB enters into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate.

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its receivables. The fair value of the Company's interest rate swap agreements was a net payable of $0.1 million at September 30, 2019. A hypothetical 10% decrease in interest rates would result in a net payable with a fair value of $0.3 million. Additionally, a hypothetical 10% increase in interest rates would not have a material impact to the Company's interest expense, net of $2.5 million for the nine months ended September 30, 2019.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a payable of $0.1 million at September 30, 2019. Assuming a hypothetical 10% weakening of the U.S. dollar at September 30, 2019, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $0.4 million compared with its fair value at September 30, 2019.

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

Changes in internal control over financial reporting: During the three months ended September 30, 2019, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
The information required by this Item 1 is set forth in Note 8 "Contingencies" included in our Financial Statements contained in Part I of this Form 10-Q and is hereby incorporated herein by reference to such information.

Item 1A    Risk Factors
No material changes to the risk factors for Hamilton Beach Holding, HBB, or KC from the Company's Annual Report on Form 10-K for the year ended December 31, 2018, except for the following, which should be read in conjunction with the risk factors in such Annual Report on Form 10-K.

U.S. government trade actions could have a material adverse effect on Hamilton Beach Brands Holding Company’s subsidiaries, financial position, and results of operation.
The U.S. government has made significant changes in U.S. trade policy, including imposing tariffs on certain goods imported into the United States. In addition, several governments, including the European Union, China and India, have imposed tariffs on certain goods imported from the United States. As the majority of our products are imported from China, many product lines are subject to the effective and proposed tariffs. Tariffs implemented by lists 1, 2, 3 and 4a affect approximately 25% of total HBB purchases on an annualized basis. List 4b will increase the impact to approximately 70% of total HBB purchases annualized. We are continually evaluating the potential impact of the effective and proposed tariffs on our supply chain, costs, sales and profitability and are considering strategies to mitigate such impact, including reviewing sourcing options, filing requests for exclusion from the tariffs for certain product lines and working with our suppliers and customers. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.

There are risks associated with the wind down of KC.

During the nine months ended September 30, 2019, KC continued to experience decreased comparable store sales as a result of declining foot traffic. Further deterioration in foot traffic lowered the Company’s outlook for the prospect of a future return to profitability. As a result, on October 10, 2019, the board of directors of the Company approved the wind down of the retail operations of KC and the closure of all of its 160 stores by the end of 2019.

During the fourth quarter, KC expects to incur expenses in the range of $4.0 million to $6.0 million primarily for severance obligations and professional fees. The Company expects KC’s total cash expenditures relating to the wind down, excluding cash expenditures in the ordinary course as KC continues to operate, to be in the range of $6.0 million to $8.0 million. These charges and expenses do not include lease termination obligations as the amount is subject to negotiation and is not known at this time. The Company’s estimate of the charges and expenses are preliminary and subject to change until finalized. We expect to incur additional costs until the wind down is complete, which may include, inventory liquidation, non-cash asset impairments and contract assignment and termination costs, primarily with respect to store operating leases. The amount of actual restructuring and transition charges and impairment charges may materially exceed our estimates, when determined, due to various factors, many of which are outside of our control, including, without limitation, the actual outcomes of discussions and negotiations with landlords and the counterparties to the contracts we intend to terminate or modify.

In addition, the announced wind down involves numerous risks, including but not limited to:

•	the inability of KC to retain qualified personnel necessary for the wind down during the wind down period or an erosion of KC employee morale;

•	potential disruption of the operations of the rest of our businesses and diversion of management’s attention from such businesses and operations;

•	exposure to unknown, contingent or other liabilities, including litigation arising in connection with the KC wind down;

•	negative impact on our business relationships, including current relationships with our customers, suppliers, vendors, lessors, licensees and employees; and

•	unintended negative consequences from changes to our business profile.

If any of these or other factors impair the successful implementation of the wind down, we may not be able to realize other business opportunities as we may be required to spend additional time and incur additional expense relating to the wind down that otherwise would be used on the development and expansion of our other businesses, which could adversely impact the Company’s business, operational results, financial position and cash flows.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 (July 1 to 31, 2019)	111,370	$16.44	111,370	$20,834,364
Month #2 (August 1 to 31, 2019)	123,836	$14.49	123,836	$19,040,015
Month #3 (September 1 to 30, 2019)	—	$—	—	$19,040,015
	235,206	$15.41	235,206	$19,040,015
(1)In May 2018, the Company established a stock repurchase program allowing for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2019.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1
Forbearance Agreement, dated as of October 23, 2019, by and between Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender, and Lender and The Kitchen Collection, LLC is incorporated by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Current Report on Form 8-k, filed on October 25, 2019.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	November 6, 2019	/s/ Michelle O. Mosier
Michelle O. Mosier
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)