Form 10-K
period 2019-12-31
Hamilton Beach Brands Holding Co
filed 2020-02-26
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-38214
HAMILTON BEACH BRANDS HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1236686 (I.R.S. Employer Identification No.)

4421 Waterfront Dr. Glen Allen, VA (Address of principal executive offices)	23060 (Zip Code)
Registrant's telephone number, including area code: (804) 273-9777
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01 Per Share	HBB	New York Stock Exchange

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
     YES ☐    NO ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2019 (the last business day of the registrant's most recently completed second fiscal quarter): $130,361,017
Number of shares of Class A Common Stock outstanding at February 21, 2020: 9,456,440
Number of shares of Class B Common Stock outstanding at February 21, 2020: 4,073,941
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2020 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

1

HAMILTON BEACH BRANDS HOLDING COMPANY

2

PART I
Item 1. BUSINESS
General

Hamilton Beach Brands Holding Company is an operating holding company and operates through its two wholly-owned subsidiaries Hamilton Beach Brands, Inc. (“HBB”) and The Kitchen Collection, LLC (“KC”) (collectively “Hamilton Beach Holding” or the “Company”). On October 10, 2019, the Company’s board of directors (the “Board”) approved the wind down of KC and its retail operations. By December 31, 2019, all KC stores were closed and the reportable segment qualifies to be reported as discontinued operations. On January 21, 2020, the Board approved the dissolution of the KC legal entity and a Certificate of Dissolution of Ohio Limited Liability Company was filed with the Ohio Secretary of State.

The only material assets held by Hamilton Beach Brands Holding Company are its investments in its consolidated subsidiaries. Substantially all of its cash flows are provided by dividends paid or distributions made by its subsidiaries. Hamilton Beach Brands Holding Company has not guaranteed any obligations of its subsidiaries.

KC is reported as discontinued operations in all periods presented. HBB is the Company's single reportable segment.

HBB is a leading designer, marketer, and distributor of branded, small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars, and hotels. HBB operates in the consumer, commercial and specialty small appliance markets.

On September 29, 2017, NACCO Industries, Inc. ("NACCO"), Hamilton Beach Holding's former parent company, spun-off the Company to NACCO stockholders. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, received one share of Hamilton Beach Brands Holding Company Class A common stock ("Class A Common") and one share of Hamilton Beach Brands Holding Company Class B common stock ("Class B Common") for each share of NACCO Class A or Class B common stock. In accordance with applicable authoritative accounting guidance, the Company accounted for the spin-off from NACCO based on the historical carrying value of assets and liabilities. As a result of the distribution of one share of Class A Common and one share of Class B Common for each share of NACCO Class A or NACCO Class B common stock, the earnings per share amounts for the Company for periods prior to the spin-off have been calculated based upon the number of shares distributed in the spin-off. NACCO did not receive any proceeds from the spin-off.

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.hamiltonbeachbrands.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The content of our website is not incorporated by reference into this annual report on Form 10-K or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.
Sales and Marketing
HBB designs, markets and distributes a wide range of branded, small electric household and specialty housewares appliances, including, but not limited to, air fryers, blenders, coffee makers, food processors, indoor electric grills, irons, juicers, mixers, slow cookers, toasters and toaster ovens. The Company also sells TrueAir® air purifiers. HBB also designs, markets and distributes commercial products for restaurants, fast food chains, bars and hotels. In 2019, HBB introduced sonic rechargeable toothbrushes under the BrightlineTM brand name through the ecommerce channel. HBB generally markets its “better” and “best” consumer products under the Hamilton Beach® brand and uses the Proctor Silex® brand for the “good” and value price points. HBB participates in the premium or “only-the-best” market with the Hamilton Beach® Professional brand and the Weston® brand game and garden food processing equipment. Additionally, the Company has multiyear licensing agreements to sell a line of countertop appliances and kitchen tools under the Wolf Gourmet® brand and a line of premium garment care products under the CHI® brand. In 2019, HBB began selling the Bartesian® premium cocktail delivery system through an exclusive multiyear agreement. HBB markets its commercial products under the Hamilton Beach Commercial® and the Proctor Silex Commercial® brands. HBB supplies private label products on a limited basis. HBB also licenses certain of its trademarks to various licensees, primarily for use with microwave ovens, compact refrigerators, and water dispensers, among others.
Sales promotion activities are primarily focused on digital marketing channels. HBB promotes certain of its innovative products through the use of television, internet and print advertising.

Customers
Sales in North America are generated predominantly by a network of inside sales employees to mass merchandisers, ecommerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers, distributors, restaurants, bars, hotels and other retail outlets. Wal-Mart Inc. and its global subsidiaries accounted for approximately 33%, 33% and 32% of the HBB’s revenue in 2019, 2018 and 2017, respectively. Amazon.com, Inc. and its subsidiaries accounted for approximately 14%, 10% and 12% of the HBB's revenue in 2019, 2018 and 2017, respectively. HBB’s five largest customers accounted for approximately 58%, 53%, and 54% of the HBB’s revenue for the years ended December 31, 2019, 2018 and 2017, respectively.
Product Warranty
HBB's warranty program to the consumer consists generally of an assurance-type limited warranty lasting for varying periods of up to ten years for electric appliances, with the majority of products having a warranty of one to three years.  There is no guarantee to the consumer as HBB may repair or replace, at its option, those products returned under warranty.
Working Capital
The market for small electric household and specialty housewares appliances is highly seasonal in nature. The majority of HBB's revenue and operating profit typically occurs in the second half of the year due to the fall holiday-selling season. Due to the seasonality of purchases of its products, HBB generally uses a substantial amount of cash or short-term debt to finance inventory in anticipation of the fall holiday-selling season.
Patents, Trademarks, Copyrights and Licenses
HBB holds patents and trademarks registered in the United States ("U.S.") and foreign countries for various products. HBB believes its business is not dependent upon any individual patent, copyright or license, but that the Hamilton Beach®, Proctor Silex®, Hamilton Beach® Professional, and Weston® trademarks are material to its business.
Product Design and Development
HBB incurred $12.1 million, $11.0 million and $10.4 million in 2019, 2018 and 2017, respectively, on product design and development activities.
Key Suppliers and Raw Material
HBB’s products are supplied to its specifications by third-party suppliers located primarily in China. HBB does not maintain long-term purchase contracts with suppliers and operates mainly on a purchase order basis. HBB generally negotiates the purchases from its foreign suppliers in U.S. dollars.
During 2019, HBB purchased substantially all of its finished products from suppliers in China. HBB purchases its inventory from approximately 63 suppliers, one of which represented more than 10% of purchases during the year ended December 31, 2019. HBB believes the loss of any one supplier would not have a long-term material adverse effect on its business because there are adequate supplier choices available that can meet HBB’s production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect HBB’s business until alternative supply arrangements are secured.
The principal raw materials used by HBB’s third-party suppliers to manufacture its products are plastic, glass, steel, copper, aluminum and packaging materials. HBB believes adequate quantities of raw materials are available from various suppliers.
Competition
The small electric household appliance industry does not have substantial entry barriers. As a result, HBB competes with many manufacturers and distributors of housewares products. Based on publicly available information about the industry, HBB believes it is one of the largest full-line distributors and marketers of small electric household and specialty housewares appliances in North America based on key product categories.
To a lesser degree, HBB product lines compete in South America, Europe, and certain emerging markets such as Brazil and China. The competition in these geographic markets is also fragmented and HBB is not yet a significant participant although our commercial business has generated a strong position in these markets.
As brick and mortar retailers generally purchase a limited selection of branded, small electric appliances, HBB competes with other suppliers for retail shelf space. In the ecommerce channel, HBB must compete with a broad list of competitors. HBB believes the principal areas of competition with respect to its products are product design and innovation, quality, price, product features, supply chain excellence, merchandising, promotion and warranty.

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

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") requires public companies to disclose whether certain minerals, commonly known as "conflict minerals," are necessary to the functionality or production of a product manufactured by those companies and if those minerals originated in the Democratic Republic of the Congo ("DRC") or an adjoining country. HBB conducts supply-chain due diligence investigations required by the conflict minerals rules and makes disclosures required by the Dodd Frank Act. Our compliance with these investigation and disclosure requirements could adversely affect our ability to sell products to customers that HBB is unable to designate as "DRC conflict free."
Transactions with Related Parties

Mr. Alfred M. Rankin is the former executive chairman of the Company and current non-executive chairman of the Board of the Company. Mr. Rankin provides consulting services to the Company under the terms of a consulting agreement pursuant to which Mr. Rankin supports the president and chief executive officer of the Company upon request. Fees for consulting services rendered by Mr. Rankin were $0.5 million for the year ended December 31, 2019. There were no fees for consulting services rendered by Mr. Rankin in 2018.
Employees
As of December 31, 2019, HBB’s work force consisted of approximately 680 employees.

Information about our Executive Officers
There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected.
The following tables set forth, as of February 26, 2020, the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers.
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

Gregory H. Trepp	58
President and Chief Executive Officer of Hamilton Beach Holding (from September 2017); President and Chief Executive Officer of HBB (from prior to 2014); Chief Executive Officer of KC (from prior to 2014)

Gregory E. Salyers	59	Senior Vice President, Global Operations of HBB (from prior to 2014)
R. Scott Tidey	55	Senior Vice President, North America Sales and Marketing of HBB (from prior to 2014)
Michelle O. Mosier	54	Senior Vice President, Chief Financial Officer and Treasurer of Hamilton Beach Holding (since January 2020); Successor Vice President and Chief Financial Officer of HBB (since October 2018)
Chief Financial Officer of United Sporting Companies (from September 2015 to June 2018) a subsidiary of SportsCo Holding, Inc. which filed for Chapter 11 bankruptcy in June 2019, and Controller for Reynolds Groups Holdings Limited (from September 2011 to August 2015).

Dana B. Sykes	58
Senior Vice President, General Counsel and Secretary of Hamilton Beach Holding (from January 2020); Vice President, General Counsel and Secretary of HBB (from September 2015); Assistant Secretary of KC (from May 2015)

From July 2014 to September 2015, Associate General Counsel, Assistant Secretary and Senior Director, Human Resources of HBB. From prior to 2014 to July 2014, Assistant General Counsel and Director, Human Resources of HBB.

Item 1A. RISK FACTORS

HBB’s business is sensitive to the strength of the North American consumer markets and weakness in these markets could adversely affect its business.

The strength of the economy in the U.S., and to a lesser degree in Canada and Mexico, has a significant impact on HBB’s performance. Weakness in consumer confidence and poor financial performance by mass merchandisers, ecommerce retailers, warehouse clubs, department stores or any of HBB’s other customers could result in reduced revenue and profitability. A general slowdown in the consumer sector could result in additional pricing and marketing support pressures on HBB.

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
If HBB were to lose, or experience a significant decline in business from any major customer, or if any major customers were to go bankrupt, HBB might be unable to find alternate distribution outlets.

HBB is subject to foreign currency exchange risk.

HBB’s products are supplied by third-party suppliers located primarily in China. HBB generally negotiates the purchases from its foreign suppliers in U.S. dollars. A weakening of the U.S. dollar against local currencies could result in certain non-U.S. manufacturers increasing the U.S. dollar prices for future product purchases.

As a result of our international operations, we are exposed to foreign currency risks that arise from our normal business operations, including risks in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and other results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and profitability, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and profitability.

Any hedging activities HBB engages in may only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. HBB cannot predict with any certainty changes in foreign currency exchange rates or the degree to which HBB can mitigate these risks.

Increases in costs of products may materially reduce our profitability.

Factors that are largely beyond HBB's control, such as movements in in-bound transportation rates and commodity prices for the raw materials needed by suppliers of HBB’s products, may affect the cost of products, and HBB may not be able to pass those costs on to its customers. As an example, HBB’s products require a substantial amount of plastic. Because the primary resource used in plastic is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. When the prices of petroleum, as well as steel, aluminum and copper, increase significantly, supplier price increases may materially reduce our profitability.

The increasing concentration of HBB’s branded small electric household and specialty housewares appliance sales among a few retailers and the trend toward private label brands could materially reduce revenue and profitability.

With the growing trend towards the concentration of HBB’s branded small electric household and specialty housewares appliance sales among fewer retailers, HBB is increasingly dependent upon fewer customers whose bargaining strength is growing as a result of this concentration. HBB sells a substantial quantity of products to mass merchandisers, ecommerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. As a result, these retailers generally have a large selection of small electric household and specialty housewares appliance suppliers to choose from. In addition, certain of HBB’s larger customers use their own private label brands on household appliances that compete directly with some of HBB’s products. As the retailers in the small electric household appliance industry become more concentrated, competition for sales to these retailers may increase, which could materially reduce our revenue and profitability.

If HBB is unable to continue to enhance existing products, as well as develop and market new products that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, which could materially reduce revenue and profitability, which have historically benefited from sales of new products.

HBB may not be able to compete as effectively with competitors, and ultimately satisfy the needs and preferences of customers, unless HBB can continue to enhance existing products and develop new innovative products for the markets in which HBB competes. Product development requires significant financial, technological, and other resources. Product improvements and new product introductions also require significant research, planning, design, development, engineering, and testing at the technological and product process levels and HBB may not be able to timely develop and introduce product improvements or new products. Competitors’ new products may beat HBB’s products to market, be higher quality or more reliable, be more effective with more features, obtain better market acceptance, or render HBB’s products obsolete. Any new products that HBB develops may not receive market acceptance or otherwise generate any meaningful revenue or profit relative to our expectations based on, among other things, commitments to fund advertising, marketing, promotional programs and development.

HBB’s inability to compete effectively with competitors in its industry could result in lost market share and decreased revenue.

The small electric household, specialty housewares appliances and commercial appliance industry does not have substantial entry barriers. As a result, HBB competes with many manufacturers and distributors of housewares products. Additional competitors may also enter this market and cause competition to intensify. For example, some of HBB’s customers have expressed interest in sourcing, or expanding the extent of sourcing, small electric household and commercial appliances directly from manufacturers in Asia. We believe competition is based upon several factors, including product design and innovation, quality, price, product features, merchandising, promotion and warranty. If HBB fails to compete effectively with these manufacturers and distributors, it could lose market share and experience a decrease in revenue, which would adversely affect our results of operations.

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

Changes in consumer shopping trends and changes in distribution channels could result in lost market share and decreased revenue and profitability.

Traditional brick-and-mortar retail channels have experienced low growth or declines in recent years, while the ecommerce channel has experienced significant growth. Consumer shopping preferences have shifted, and may continue to shift in the future, to distribution channels other than traditional brick-and-mortar retail channels. Success in the ecommerce channel requires providing products at the right price, products that earn strong ratings and reviews and meaningful engagement with online shoppers. HBB has invested in industry leading selling and marketing capabilities, while maintaining its presence in traditional brick-and-mortar retail channels. However, if we are not successful in developing and utilizing ecommerce channels that future consumers may prefer, we may experience a loss in market share and decreased revenue and profitability.

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

HBB’s obligations relating to environmental matters may exceed our expectations.

HBB is subject to laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances. HBB is investigating or remediating historical contamination at some current and former sites related to HBB’s prior manufacturing operations or the operations of businesses HBB acquired. The costs of investigating and remediating historical contamination may increase based on the findings of investigations and the effectiveness of remediation methods. In addition, the discovery of additional contamination at these or other sites could result in significant cleanup costs that could have a material adverse effect on HBB’s financial conditions and results of operations. Future changes to environmental laws could require HBB to incur significant additional expense.

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

As a marketer and distributor of consumer products, HBB is subject to the Consumer Products Safety Act and the Federal Hazardous Substances Act, which empower the CPSC to seek to exclude from the market those products that are found to be unsafe or hazardous. Under certain circumstances, the CPSC could require HBB to repair, replace or refund the purchase price of one or more of our products, or HBB may voluntarily do so. Electrical appliances are subject to various mandatory and voluntary standards. Any repurchases or recalls of our products could be costly to us and could damage our reputation or the value of our brands. If HBB is required to remove, or HBB voluntarily removes our products from the market, our reputation or brands could be tarnished, and HBB might have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the CPSC of a potential safety hazard can result in fines being assessed against HBB. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which HBB sells our products, and more restrictive laws and regulations may be adopted in the future. HBB’s results of operations are also susceptible to adverse publicity regarding the quality and safety of our products. In particular, product recalls may result in a decline in sales for a particular product.

HBB’s business subjects it to product liability claims, which could affect the reputation, revenue and profitability of HBB.

HBB faces exposure to product liability claims if one of our products is alleged to have caused property damage, bodily injury or other adverse effects up to a defined self-insured loss limit per claim and maintains product liability insurance for claims above this self-insured level. If a product liability claim is brought against HBB, our revenue and profitability could be affected adversely as a result of negative publicity related to the claim, costs associated with any replacement of the product or expenses related to defending these claims. This could be true even if the claims themselves are ultimately settled for immaterial amounts. In addition, HBB may not be able to maintain product liability insurance on terms acceptable to HBB in the future. If the number of product liability claims HBB experiences exceeds historical amounts, if HBB is unable to maintain product liability insurance or if HBB’s product liability claims exceed the amount of our insurance coverage, HBB’s results of operations and financial condition could be affected adversely.

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

HBB is subject in the ordinary course of its business, in the U.S. and elsewhere, to many statutes, ordinances, rules and regulations that, if violated by HBB or its affiliates, partners or vendors, could have a material adverse effect on HBB’s business. HBB is required to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery, anti-corruption and anti-kickback laws adopted in many of the countries in which HBB does business which prohibit HBB from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business and also require maintenance of adequate record-keeping and internal accounting practices to accurately reflect transactions. Under the FCPA, companies operating in the U.S. may be held liable for actions taken by their strategic or local partners or representatives. If HBB does not properly implement and maintain practices and controls with respect to compliance with applicable anti-corruption, anti-bribery and anti-kickback laws, or if HBB fails to enforce those practices and controls properly, HBB may be held responsible for their actions and may become subject to regulatory sanctions, including administrative costs related to governmental and internal investigations, civil and criminal penalties, injunctions and restrictions on HBB’s business and capital raising activities, any of which could materially and adversely affect HBB’s business, results of operations and financial condition.

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

HBB depends on third-party suppliers for all of our products, which subjects the Company to risks, including unanticipated increases in expenses, decreases in revenue and disruptions in the supply chain.

HBB is dependent on third-party suppliers for the manufacturing and distribution of our products. Our ability to select reliable suppliers that provide timely deliveries of quality products will impact our success in meeting customer demand. Any supplier inability to timely deliver products that meet desired specifications or any unanticipated changes in suppliers could be disruptive and costly. Any significant failure by HBB to obtain quality products, in sufficient quantities, on a timely basis, and at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on revenue and profitability. As certain suppliers are primarily based in China, international operations are subject to additional risks including, among others:

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

•
natural or human induced disasters such as earthquakes, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, power or water shortages, telecommunications failures, and medical epidemics or pandemics, including potential consequences from the coronavirus; and

•	potentially adverse tax consequences, including significant changes in tax law.

The foregoing factors could have a material adverse effect on our ability to maintain or increase the supply of products, which may result in material increases in expenses and decreases in revenue and profitability.

The markets for HBB's products are highly seasonal and dependent on consumer spending, which could result in significant variations in revenue and profitability.

Sales of HBB products are related to consumer spending, including general economic conditions affecting disposable consumer income such as unemployment rates, business conditions, interest rates, levels of consumer confidence, energy prices, mortgage rates, the level of consumer debt and taxation. In addition, the retail market for small electric household and specialty housewares appliances are highly seasonal in nature. Accordingly, HBB generally recognizes a substantial portion of our revenue in the second half of the year as sales increase significantly with the fall holiday-selling season. Accordingly, quarter-to-quarter comparisons of past operating results of HBB are meaningful only when comparing equivalent time periods, if at all. Any economic downturn, decrease in consumer spending or shift in consumer spending away from small electric household and specialty housewares appliances may significantly reduce revenue and profitability.

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

The financing arrangement of HBB contains various restrictions that could limit operating flexibility.

HBB’s credit facility contains covenants and other restrictions that, among other things, require HBB to satisfy certain financial tests, maintain certain financial ratios and restrict HBB’s ability to incur additional indebtedness. The restrictions and covenants in HBB’s credit facility, and other future financing arrangements may limit HBB’s ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings HBB may incur.

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

Failure to maintain data privacy could have a material adverse effect on our business, financial condition and results of operations.

The Company is subject to certain laws, rules and regulations enacted to protect businesses and personal data (“Privacy Laws”), which may include the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”), as well as industry self-regulatory codes that create new compliance obligations. The administration, enforcement and regulation of Privacy Laws are quickly evolving and subject to changes in interpretation. Future changes in Privacy Laws may require the Company to incur additional and unexpected expenses and may subject the Company to additional compliance risk. Any failure to comply with Privacy Laws could have a material adverse impact on our financial condition and results of operations.

U.S. government trade actions could have a material adverse effect on Hamilton Beach Brands Holding Company’s subsidiaries, financial position, and results of operation.

The U.S. government has taken a number of trade actions that impact or could impact our operations, including imposing tariffs on certain goods imported into the United States. In addition, several governments, including the European Union, China and India, have imposed tariffs on certain goods imported from the United States. As the majority of our products are imported into the United States from China, many of our product lines are subject to the tariffs imposed under Section 301 of US trade law that have been applied to separate lists of Chinese goods. The Section 301 tariffs on goods covered by lists 1, 2, 3 and 4a affect approximately 25% of total HBB purchases on an annualized basis. On December 13, 2019, the United States Trade Representative (USTR) announced a “Phase One” agreement with China pursuant to which the U.S. government agreed to suspend the 15% tariffs on List 4b products. On January 15, 2020, USTR issued a Federal Register notice reducing the rate of Section 301 tariffs on List 4a products to 7.5%, effective February 14, 2020. We are continually evaluating the impact of the current and any possible new tariffs on our supply chain, costs, sales and profitability and are considering strategies to mitigate such impact, including reviewing sourcing options, filing requests for exclusion from the tariffs for certain product lines and working with our suppliers and customers. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. government or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.

The amount and frequency of dividend payments made on Hamilton Beach Holding’s common stock could change.

The Company's Board has the power to determine the amount and frequency of the payment of dividends. Decisions regarding whether or not to pay dividends and the amount of any dividends are based on earnings, capital, and future expense requirements, financial conditions, contractual limitations and other factors our Board may consider.

Certain members of the Company's extended founding family own a substantial amount of Class A Common and Class B Common, and if they were to act in concert, could control the outcome of director elections and other stockholder votes on significant actions.

Hamilton Beach Holding has two classes of common stock: Class A Common and Class B Common. Holders of Class A Common will be entitled to cast one vote per share and, as of December 31, 2019, accounted for approximately 18.80% of the voting power of Hamilton Beach Holding. Holders of Class B Common are entitled to cast ten votes per share and, as of December 31, 2019, accounted for the remaining voting power of Hamilton Beach Holding. As of December 31, 2019, certain members of the Company's extended founding family held approximately 34.78% of Class A Common and 80.13% of Class B Common. On the basis of this common stock ownership, certain members of the Company's extended founding family could exercise 71.6% of the Company's total voting power. Although there is no voting agreement among such family members, in writing or otherwise, if they were to act in concert, they would exert significant control over the outcome of director elections and other stockholder votes on significant actions, such as certain amendments to the Company's amended and restated certificate of incorporation and sale of the Company or substantially all of its assets. Because such family members could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

The Company is an “emerging growth company” and as a result of the reduced disclosure requirements applicable to emerging growth companies, the reduced disclosures may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, the JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with those of another public company that is neither (i) an emerging growth company nor (ii) an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company for up to five years, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if we are deemed to be a large accelerated filer under the federal securities laws.

There are risks associated with the wind down of KC.

On October 10, 2019, the Board approved the wind down of KC and its retail operations. At December 31, 2019, all stores were closed for business. The Company expects the wind down to continue through the first half of 2020 to facilitate the settlement of remaining liabilities. KC may incur additional costs until the wind down is complete, which may include, contract assignment and termination costs, primarily with respect to store operating leases. The final outcome is dependent upon various factors, many of which are outside of our control, including, without limitation, the actual outcomes of discussions and negotiations with landlords and the counterparties to the contracts we intend to terminate. In addition, the wind down of the KC business involves numerous risks to us, including but not limited to:

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
Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES
The following table presents the principal distribution and office facilities owned or leased:

Owned/
Facility Location	Leased	Function(s) (2)
Glen Allen, Virginia	Leased	Corporate headquarters
Geel, Belgium	(1)	Distribution center
Shenzhen, People's Republic of China	(1)	Distribution center
Mexico City, Mexico	Leased	Mexico sales and administrative headquarters
Olive Branch, Mississippi	Leased	Distribution center
Picton, Ontario, Canada	Leased	Distribution center
Belleville, Ontario, Canada	Leased	Distribution center
Southern Pines, North Carolina	Owned	Service center for customer returns; catalog distribution center; parts distribution center
Shenzhen, People's Republic of China	Leased	Administrative office
Markham, Ontario, Canada	Leased	Canada sales and administration headquarters
City of Sao Paulo, Sao Paulo, Brazil	Leased	Brazil sales and administrative headquarters
Joinville, Santa Catarina, Brazil	(1)	Distribution center
Shanghai, People's Republic of China	Leased	Sales office
Suzhou, People's Republic of China	(1)	Distribution center
Tultitlan, Mexico	(1)	Distribution center

(1)	This facility is not owned or leased by HBB. This facility is managed by a third-party distribution provider.

(2)	Sales offices are also leased in several cities in the U.S., Canada, China and Mexico.

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
Item 4. MINE SAFETY DISCLOSURES

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's Class A Common is traded on the New York Stock Exchange under the ticker symbol “HBB.” Because of transfer restrictions, no trading market has developed, or is expected to develop, for the Company's Class B Common. The Class B Common is convertible into Class A Common on a one-for-one basis.
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
At December 31, 2019 and 2018, there were 780 and 772, respectively, Class A Common stockholders of record and 902 and 892, respectively, Class B common stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In May 2018, the Company approved a stock repurchase program for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2019. As of December 31, 2019, the Company repurchased 364,893 shares for an aggregate purchase price of $6.0 million. There were no stock repurchases during the three months ended December 31, 2019 and the twelve months ended December 31, 2018 and 2017.

On November 5, 2019, the Company's Board adopted a new stock repurchase program for the purchase of up to $25.0 million of the Company's Class A Common outstanding starting January 1, 2020 and ending December 31, 2021.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth the Company's selected historical financial data as of and for each of the periods indicated. Except where indicated, the results of operations, financial position, and cash flows of KC are reflected as discontinued operations for all periods reported. This information is only a summary and should be read in conjunction with the historical consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Operating Statement Data:
Revenue	$612,843	$629,710	$612,229	$601,006	$616,874
Operating profit	$36,866	$38,170	$39,928	$41,204	$33,195

Income from continuing operations, net of tax	$25,078	$27,145	$20,130	$25,920	$19,166
Income (loss) from discontinued operations, net of tax	$(28,600)	$(5,361)	$(2,225)	$259	$545
Net income (loss)	$(3,522)	$21,784	$17,905	$26,179	$19,711

Basic and diluted earnings (loss) per share:
Continuing operations	$1.83	$1.98	$1.47	$1.90	$1.40
Discontinued operations	(2.09)	(0.39)	(0.16)	0.01	0.04
Basic and diluted earnings (loss) per share	$(0.26)	$1.59	$1.31	$1.91	$1.44

Actual shares outstanding at December 31 (1)	13,516	13,713	13,673	13,673	13,673
Basic weighted average shares outstanding (1)	13,690	13,699	13,673	13,673	13,673
Diluted weighted average shares outstanding (1)	13,726	13,731	13,685	13,673	13,673

(1)
On September 29, 2017, NACCO, Hamilton Beach Holding's former parent company, spun-off the Company to NACCO stockholders. The basic and diluted earnings (loss) per share amounts for the Company for all periods prior to the spin-off have been calculated based upon the number of shares distributed in the spin-off.

	Year Ended December 31
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts and employee data)
Balance Sheet Data at December 31:
Net working capital(2)	$112,285	$104,254	$91,344	$95,088	$116,839
Total assets	$303,240	$330,427	$326,233	$310,833	$310,128
Short-term portion of revolving credit agreements	$23,497	$11,624	$31,346	$12,714	$8,365
Long-term portion of revolving credit agreements	$35,000	$35,000	$20,000	$26,000	$50,000
Stockholders' equity	$55,059	$65,438	$46,408	$65,268	$82,824

Cash Flow Data:
Net cash provided by operating activities from continuing operations	$202	$17,323	$28,303	$58,025	$13,535
Net cash used for investing activities from continuing operations	$(4,122)	$(7,759)	$(6,177)	$(4,788)	$(4,775)
Net cash provided by (used for) financing activities from continuing operations	$1,062	$(9,255)	$(26,532)	$(61,837)	$(10,088)

Other Data:
Cash dividends paid to NACCO Industries, Inc.	$—	$—	$38,000	$42,000	$15,000
Cash dividends paid(1)	$4,851	$4,658	$1,162	n/a	n/a
Purchase of treasury stock	$5,960	$—	$—	n/a	n/a
Per share data:
Cash dividends paid(1)	$0.36	$0.34	$0.09	n/a	n/a
Market value at December 31 (1)	$19.10	$23.46	$25.69	n/a	n/a
Stockholders' equity at December 31	$4.07	$4.77	$3.39	$4.77	$6.06

Total employees at December 31 for continuing operations	680	670	650	600	600

(1)	This information is only included for periods subsequent to the spin-off from NACCO.

(2)	Net working capital is defined as trade receivables, net plus inventory less accounts payable.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
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

Revenue Recognition: Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenue. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promised good or service that is distinct. The Company has elected to account for shipping and handling activities performed after a customer obtains control of the goods as activities to fulfill the promise to transfer the goods, and therefore these activities are not assessed as a separate service to customers. The amount of revenue recognized varies primarily with changes in returns. In addition, the Company offers price concessions to our customers for incentive offerings, special pricing agreements, price competition, promotions or other volume-based arrangements. We determine whether price concessions offered to its customers are a reduction of the transaction price and revenue or are advertising expense, depending on whether we receive a distinct good or service from our customers and, if so, whether we can reasonably estimate the fair value of that distinct good or service. We evaluated such agreements with our customers and determined they should be accounted for as variable consideration. As of December 31, 2019, we have determined that customer price concessions recorded as a reduction of revenue, certain of which were previously recorded in other current liabilities, meet all of the criteria specified in ASC 210-20, "Balance Sheet Offsetting". Accordingly, amounts related to such arrangements have been classified as a reduction of trade receivables, net as of December 31, 2019 (prior periods have not been adjusted as all the criteria in ASC 210-20 had not previously been met).

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

The Company monitors its estimates of variable consideration, which includes returns and price concessions, and periodically makes adjustments to the carrying amounts as appropriate. During 2019, there were no material adjustments to the aforesaid estimates and the Company's past results of operations have not been materially affected by a change in these estimates. Although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change these estimates in the future.

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
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Expected returns for the U.S. pension plan are based on a calculated market-related value for U.S. pension plan assets. Under this methodology, asset gains and losses resulting from actual returns that differ from the Company's expected returns which are recognized ratably in the market-related value of assets over three years. Expected returns for the non-U.S. pension plan are based on fair market value for non-U.S. pension plan assets.
The basis for the selection of the discount rate for each plan is determined by matching the timing of the payment of the expected obligations under the defined benefit plans against the corresponding yield of high-quality corporate bonds of equivalent maturities.
Changes to the estimate of any of these factors could result in a material change to the Company's pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2019 assumptions are used to calculate 2020 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2020 of approximately $0.3 million for the plans. A one percentage-point change in the discount rate would result in a change in pension expense for 2020 by less than $0.1 million. A one percentage-point increase in the discount rate would have lowered the plans’ projected benefit obligation as of the end of 2019 by approximately $1.6 million; while a one percentage-point decrease in the discount rate would have raised the plans’ projected benefit obligation as of the end of 2019 by approximately $1.8 million.

Environmental Liabilities: HBB and environmental consultants are investigating or remediating historical environmental contamination at some current and former sites operated by HBB or by businesses it acquired. Liabilities for environmental matters are recorded in the period when it is determined to be probable and reasonably estimable that the Company will incur costs. When only a range of amounts is reasonably estimable and no amount within the range is more probable than another, the Company records the low end of the range. Environmental liabilities are recorded on an undiscounted basis and recorded in selling, general, and administrative expenses. When a recovery of a portion of an environmental liability is probable, such amounts are recognized as a reduction to selling, general, and administrative expenses and included in prepaid expenses and other current assets (current portion) and other non-current assets until settled. If the Company's environmental liability balance as of December 31, 2019 were to increase by one percent, the reserve and selling, general, and administrative expenses would increase by less than $0.1 million.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

RESULTS OF OPERATIONS

The results of operations for Hamilton Beach Holding were as follows for the years ended December 31:

2019 Compared with 2018

	Year Ended December 31
	2019	% of Revenue	2018	% of Revenue	$ Change	% Change

Revenue	$612,843	100.0%	$629,710	100.0%	$(16,867)	(2.7)%
Cost of sales	483,298	78.9%	492,195	78.2%	(8,897)	(1.8)%
Gross profit	129,545	21.1%	137,515	21.8%	(7,970)	(5.8)%
Selling, general and administrative expenses	91,302	14.9%	97,964	15.6%	(6,662)	(6.8)%
Amortization of intangible assets	1,377	0.2%	1,381	0.2%	(4)	(0.3)%
Operating profit	36,866	6.0%	38,170	6.1%	(1,304)	(3.4)%
Interest expense, net	2,975	0.5%	2,916	0.5%	59	2.0%
Other expense (income), net	(502)	(0.1)%	293	—%	(795)	(271.3)%
Income from continuing operations before income taxes	34,393	5.6%	34,961	5.6%	(568)	(1.6)%
Income tax expense	9,315	1.5%	7,816	1.2%	1,499	19.2%
Net income from continuing operations	25,078	4.1%	27,145	4.3%	(2,067)	(7.6)%
Loss from discontinued operations, net of tax	(28,600)	n/m	(5,361)	n/m	(23,239)	n/m
Net income	$(3,522)		$21,784		$(25,306)

Effective income tax rate on continuing operations	27.1%	22.4%
The following table identifies the components of the change in revenue for 2019 compared with 2018:

Revenue
2018	$629,710
(Decrease) increase from:
Unit volume and product mix	(18,699)
Foreign currency	(1,688)
Average sales price	3,520
2019	$612,843

Revenue - Revenue decreased $16.9 million, or 2.7%. The decline is primarily due to lower sales volume in the U.S. consumer, international consumer and global commercial markets. Globally, our ecommerce business grew 27%; however, these gains were more than offset by the adverse impact of tariffs, a loss of placements in the dollar store channel resulting from HBB's decision not to maintain very low margin business, ongoing foot traffic challenges at some retailers and other pressure points facing individual retail companies. Revenue in the global commercial market decreased due primarily to lower volume driven by the adverse impact of tariffs.

Gross profit - The decline in gross profit of $8.0 million, or 5.8%, is primarily due to lower sales volume. As a percentage of revenue, gross profit margin declined from 21.8% to 21.1% primarily due to increased inbound freight expenses, the adverse impact of tariffs and unfavorable foreign currency movements.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Selling, general and administrative expenses - The decrease in selling, general and administrative expenses was mainly attributable to a $5.2 million decline in environmental expense due to the reduction to the environmental reserve at one site of $3.2 million related to a change in the expected type and extent of investigation and remediation activities and to a $1.5 million reduction in environmental expense due to the probable recovery of investigation and remediation costs associated with the same site from a responsible party in exchange for release from all future obligations by that party. Additionally, advertising expenses declined $3.1 million and employee-related costs decreased $2.0 million due to reduced incentive compensation expense. These decreases were partially offset by a one-time charge of $3.2 million recorded in the second quarter of 2019 for a contingent loss related to patent litigation.

Other expense (income), net - Other income in 2019 includes currency gains of $0.4 million compared with other expense in 2018 related to currency losses of $0.5 million as the Mexican peso strengthened against the U.S. dollar.

Income tax expense - The Company recognized income tax expense of $9.3 million on income from continuing operations before income taxes of $34.4 million, an effective tax rate of 27.1% compared to income tax expense of $7.8 million, an effective tax rate of 22.4%. The increase in the effective tax rate is primarily due to $2.0 million of deferred tax expense related to a change in judgment regarding the valuation allowance recorded against certain deferred tax assets of KC.

2018 Compared with 2017

The results of operations for Hamilton Beach Holding were as follows for the years ended December 31:

	Year Ended December 31
	2018	% of Revenue	2017	% of Revenue	$ Change	% Change

Revenue	$629,710	100.0%	$612,229	100.0%	$17,481	2.9%
Cost of sales	492,195	78.2%	477,220	77.9%	14,975	3.1%
Gross profit	137,515	21.8%	135,009	22.1%	2,506	1.9%
Selling, general and administrative expenses	97,964	15.6%	93,700	15.3%	4,264	4.6%
Amortization of intangible assets	1,381	0.2%	1,381	0.2%	—	—%
Operating profit	38,170	6.1%	39,928	6.5%	(1,758)	(4.4)%
Interest expense, net	2,916	0.5%	1,572	0.3%	1,344	85.5%
Other expense (income), net	293	—%	(692)	(0.1)%	985	(142.3)%
Income from continuing operations before income taxes	34,961	5.6%	39,048	6.4%	(4,087)	(10.5)%
Income tax expense	7,816	1.2%	18,918	3.1%	(11,102)	(58.7)%
Net income from continuing operations	27,145	4.3%	20,130	3.3%	7,015	34.8%
Loss from discontinued operations, net of tax	(5,361)	n/m	(2,225)	n/m	(3,136)	n/m
Net income	$21,784		$17,905		$3,879

Effective income tax rate on continuing operations	22.4%	48.4%
The following table identifies the components of the change in revenue for 2018 compared with 2017:

Revenue
2017	$612,229
Increase (decrease) from:
Unit volume and product mix	12,838
Average sales price	6,485
Foreign currency	(1,842)
2018	$629,710

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Revenue - Revenue increased $17.5 million, or 2.9%, primarily due to higher sales volume in the international consumer retail market and increased sales of new and higher-priced products, mainly in the U.S consumer and global commercial markets. Unfavorable foreign currency movements partially offset the increase in revenue as the Mexican peso, Brazilian Real and Canadian dollar weakened against the U.S. dollar during 2018.

Gross profit - Gross profit increased mainly due to higher sales volume in the international consumer retail market and increased sales of new and higher-priced products, mainly in the U.S consumer and global commercial markets. As a percentage of revenue, gross profit declined from 22.1% to 21.8% primarily due to increased warehouse, transportation, and product costs.

Selling, general and administrative expenses - The increase in selling, general and administrative expenses was primarily due to increased legal and professional service fees of $2.7 million, higher employee-related expenses of $2.8 million and increased advertising expenses of $2.5 million, which were partially offset by the absence of $2.5 million of one-time costs incurred in the prior year to effect the spin-off from NACCO. Legal and professional service fees increased mainly due to patent litigation expenses and the increase in employee-related expenses was mainly due to merit compensation increases, as well as additional headcount to support HBB's strategic initiatives. Advertising expenses increased primarily due to increased consumer advertising campaigns to support the fall holiday-selling season.

Interest expense, net - Interest expense, net increased $1.3 million primarily due to an increase in average borrowings outstanding under HBB's revolving credit facility.

Other expense, net - Other expense, net increased $1.0 million primarily due to foreign currency gains as the Mexican peso strengthened against the U.S. dollar during the period.

Income tax expense - The Company recognized income tax expense of $7.8 million on income from continuing operations before income taxes of $35.0 million (an effective tax rate of 22.4%). The effective income tax rate on continuing operations decreased from 48.4% in 2017 primarily due to a $4.7 million provisional tax charge resulting from the reduction in the U.S. federal corporate tax rate in 2018 as a result of the Tax Cuts and Jobs Act (the "Tax Act") and the absence of non-deductible spin-off related expenses incurred in the prior year to effect the spin-off from NACCO.
LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Hamilton Beach Brands Holding Company cash flows are provided by dividends paid or distributions made by its subsidiaries. The only material assets held by it are the investments in consolidated subsidiaries. As a result, certain statutory limitations or regulatory or financing agreements could affect the levels of distributions allowed to be made by its subsidiaries. Hamilton Beach Brands Holding Company has not guaranteed any of the obligations of its subsidiaries.

HBB's principal sources of cash to fund liquidity needs are: (i) cash generated from operations and (ii) borrowings available under the revolving credit facility, as defined below. HBB's primary use of funds consists of working capital requirements, capital expenditures, and payments of principal and interest on debt. At December 31, 2019, the Company had cash and cash equivalents for continuing operations of $2.1 million, compared to $4.4 million at December 31, 2018.

Historically, Hamilton Beach Brands Holding Company would rely on cash flows from KC as well as HBB.  However, given that all of the KC stores have been closed and the Board approved the dissolution of the KC legal entity, KC is no longer considered a source of cash for Hamilton Beach Brands Holding Company.   As of December 31, 2019, KC reported current liabilities in excess of current assets of $24.3 million.   Neither Hamilton Beach Brands Holding Company nor HBB has guaranteed any obligations of KC.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table presents selected cash flow information from continuing operations:

	Year Ended December 31
	2019	2018	2017
	(In thousands)
Net cash provided by operating activities from continuing operations	$202	$17,323	$28,303
Net cash used for investing activities from continuing operations	$(4,122)	$(7,759)	$(6,177)
Net cash provided by (used for) financing activities from continuing operations	$1,062	$(9,255)	$(26,532)
December 31, 2019 Compared with December 31, 2018

Operating activities - Net cash provided by operating activities decreased $17.1 million in 2019 compared to the prior year primarily due to increased trade receivables, partially offset by a decline in inventory. Trade receivables increased primarily due to the timing of collections and increased fourth quarter sales in 2019 compared with prior year. The decline in inventory is primarily due to the continued efficient management of inventory levels.

Investing activities - Net cash used for investing activities from continuing operations decreased $3.6 million in 2019 primarily due to lower capital expenditures related to HBB internal-use software development costs and tooling for new products.

Financing activities - Net cash provided by financing activities from continuing operations was $1.1 million in 2019 compared to a use of cash of $9.3 million in 2018 primarily due to an increase in HBB's net borrowing activity on the revolving credit facility. The increase in borrowings was used to fund net working capital and stock repurchases.

December 31, 2018 Compared with December 31, 2017

Operating activities - Net cash provided by operating activities decreased by $11.0 million in 2018 primarily due to the net changes in operating assets and liabilities. The decrease is primarily due to the changes in working capital and the decline in the accounts payable to NACCO. The change in working capital is attributable to a decrease in accounts payable in 2018 compared with a large increase in 2017, which was partially offset by a decrease in accounts receivable in 2018 compared with a large increase in 2017 and a larger increase in inventory during 2017 compared with 2018. The change in accounts payable is mainly due to the timing of purchases and the change in accounts receivable, after consideration for the effect of the adoption of the new revenue standard in 2018, is mainly attributable to the timing of collections. The increase in inventory is primarily due to lower sales in the second half of 2018 compared with the sales forecast and higher product costs compared to 2017. The decline in the accounts payable to NACCO is primarily due to payments made to NACCO during 2018 under the tax allocation agreement.

Investing activities - Net cash used for investing activities increased primarily due to an increase in capital expenditures for internal-use software development costs and corporate office leasehold improvements.

Financing activities - Net cash used for financing activities decreased $17.3 million primarily due to the absence of the 2017 cash dividends of $38.0 million paid to NACCO, partially offset by a reduction in the revolving credit facility and dividend payments to stockholders.

Capital Resources

HBB maintains a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021. The current portion of borrowings outstanding represents expected voluntary repayments to be made in the next twelve months. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $297.2 million as of December 31, 2019. At December 31, 2019, the borrowing base under the HBB Facility was $114.4 million and borrowings outstanding were $58.3 million. At December 31, 2019, the excess availability under the HBB Facility was $56.1 million.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2019, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.0% and 1.75%, respectively. The applicable margins, effective December 31, 2019, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 1.75%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the year ended December 31, 2019 was 3.82%, including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $35.0 million at December 31, 2019 at an average fixed interest rate of 1.5%. HBB also has delayed-start interest rate swaps with notional values totaling $10.0 million as of December 31, 2019, with fixed rates of 1.7%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Under Amendment No. 6 to the HBB Facility, dividends to Hamilton Beach Holding are not to exceed $5.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $15.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2019, HBB was in compliance with all financial covenants in the HBB Facility.

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

KC maintained a separate revolving line of credit facility (the "KC Facility") that was secured by substantially all of the assets of KC. The Company's decision to wind down KC and its retail operations constituted an event of default under the KC Facility. As a result, on October 23, 2019, KC and its lender entered into a Forbearance Agreement (the “Forbearance Agreement”). Under the terms of the Forbearance Agreement, the lender agreed to forebear from exercising its rights and remedies as a result of the events of default pending accelerated payment in full of the obligations under the KC facility on or before December 15, 2019. All obligations under the KC Facility were paid in full in accordance with the Forbearance Agreement and the KC Facility was terminated on December 3, 2019.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Contractual Obligations, Contingent Liabilities and Commitments

Following is a table which summarizes the contractual obligations of Hamilton Beach Holding as of December 31, 2019:

	Payments Due by Period
Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
HBB:
Revolving credit agreements	$58,497	192	58,305	$—	$—	$—	$—
Variable interest payments on HBB Facility	4,140	2,244	1,896	—	—	—	—
Purchase and other obligations	212,312	209,040	3,157	69	46	—	—
Operating lease obligations	31,710	6,114	4,089	1,816	1,574	1,590	16,527
KC:
Purchase and other obligations	12,475	12,475	—	—	—	—	—
Operating lease obligations	26,493	10,942	5,863	4,027	2,458	1,534	1,669
Total contractual cash obligations	$345,627	$241,007	$73,310	$5,912	$4,078	$3,124	$18,196

Not included in the table above, HBB has a long-term liability of approximately $0.4 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2019. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.

HBB’s variable interest payments are calculated based upon HBB's anticipated payment schedule and the December 31, 2019 base rate and applicable margins, as defined in the HBB Facility. A 1/8% increase in the base rate would increase HBB’s estimated total annual interest payments on the HBB Facility by approximately $0.5 million.

HBB's purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation. KC's purchase and other obligations are primarily for accounts payable and accrued employee related costs.

An event of default, as defined in the HBB Facility and in HBB's operating lease agreements, could cause an acceleration of the payment schedule. No such event of default for HBB has occurred or is anticipated to occur.

KC is in default of the lease agreements for KC stores, which could result in acceleration of the payment schedule for those store leases.

Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s decisions to contribute above the minimum regulatory funding requirements. As a result, pension funding has not been included in the table above. HBB does not expect to contribute to its pension plans in 2020. Pension benefit payments are made from assets of the pension plans.

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
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Accounting Standards Adopted

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715)," which amends the requirements in GAAP related to the income statement presentation of the components of net periodic benefit cost for an entity's sponsored defined benefit pension and other post-retirement plans. The Company adopted this guidance on January 1, 2019. The change in presentation of the components of net periodic pension cost was applied retrospectively which resulted in $0.7 million and $0.9 million of net periodic pension income for the years end December 31, 2018, and 2017, respectively, being reclassified from selling, general and administrative expenses to other expense (income), net.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is planning to adopt ASU 2016-02 for its year ending December 31, 2021 and is currently evaluating to what extent ASU 2016-02 will affect the Company's financial position, results of operations, cash flows and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)," which requires an entity to recognize credit losses as an allowance rather than as a write-down. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is planning to adopt ASU 2016-03 for its year ending December 31, 2022 and is currently evaluating to what extent ASU 2016-13 will affect the Company's financial position, results of operations, cash flows and related disclosures.

FORWARD-LOOKING STATEMENTS

The statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to each subsidiary's operations include, without limitation: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (2) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in or unavailability of quality or cost effective suppliers, (7) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which HBB buys, operates and/or sells products, (8) the impact of tariffs on customer purchasing patterns, (9) product liability, regulatory actions or other litigation, warranty claims or returns of products, (10) customer acceptance of, changes in costs of, or delays in the development of new products, (11) increased competition, including consolidation within the industry, (12) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB products, (13) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (14) risks associated with the wind down of KC including unexpected costs, contingent liabilities and the potential disruption of our other businesses, (15) the unpredictable nature of the coronavirus and its potential impact

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

on our business, and (16) other risk factors, including those described in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2019.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a payable of $0.1 million at December 31, 2019. A hypothetical 10% decrease in interest rates would cause a decrease of $0.2 million in the fair value of interest rate swap agreements and the resulting fair value would be a payable of $0.3 million. Additionally, a hypothetical 10% increase in interest rates would not have a material impact to the Company's interest expense, net of $3.0 million at December 31, 2019.
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
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a net payable of $0.3 million at December 31, 2019. Assuming a hypothetical 10% weakening of the U.S. dollar at December 31, 2019, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.1 million compared with its fair value at December 31, 2019.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2019 that would require disclosure pursuant to this Item 9.

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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019. The Company's effectiveness of internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal control: There have been no changes in the Company's internal control over financial reporting, that occurred during the fourth quarter of 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2020 Proxy Statement under the subheadings “Part II — Proposals To Be Voted On At The 2020 Annual Meeting — Proposal 1 — Election of Directors — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2020 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Board Committees,” and “Part I — Corporate Governance Information — Description of Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2020 Proxy Statement under the subheading “Part IV — Other Important Information — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
Information regarding the executive officers of the Company is included in this Form 10-K as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
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
Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2020 Proxy Statement under the headings “Part III — Executive Compensation Information” which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2020 Proxy Statement under the subheading “Part IV — Other Important Information — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2020 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Review and Approval of Related Person Transactions,” which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2020 Proxy Statement under the heading “Part II — Proposals To Be Voted On At The 2020 Annual Meeting — Proposal 4 — Ratification of the Appointment of Ernst & Young LLP as the Company's Independent Registered Public Accounting Firm for 2020,” which information is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Documents that are filed as part of this report
The response to Item 15(a)(1) is set forth beginning at page F-2 of this Form 10-K.
(a)(2) Financial Statement Schedules
The response to Item 15(a)(2) is set forth beginning at page F-34 of this Form 10-K.
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

4.3	Description of Registrant's Securities.

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

10.34
Amendment No. 1 to the Transition Services Agreement between NACCO Industries, Inc. and Hamilton Beach Brands Holding Company, made and entered into effective as of September 29, 2018, is incorporated by reference to Exhibit 10.34 of Hamilton Beach Brands Holding Company's Current Report on Form 10-K, filed on March 6, 2019.

10.35
Amendment No. 2 to the Transition Services Agreement between NACCO Industries, Inc. and Hamilton Beach Brands Holding Company, made and entered into effective as of December 18, 2018, is incorporated by reference to Exhibit 10.35 of Hamilton Beach Brands Holding Company's Current Report on Form 10-K, filed on March 6, 2019.

10.36
Forbearance Agreement, dated as of October 23, 2019, by and between Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender, and Lender and The Kitchen Collection, LLC is incorporated by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on October 25, 2019.

10.37
Consulting Agreement, dated as of December 14, 2018 between Alfred M. Rankin, Jr. and Hamilton Beach Brands Holding Company, effective January 1, 2019, is incorporated by reference to Exhibit 10.37 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on December 28, 2018.

10.38
Amendment to Stockholder's Agreement, dated as of February 14, 2020 and effective February 24, 2020, among the depository, Hamilton Beach Brands Holding Company, the new Participating Stockholder signatories thereto and the Participating Stockholders under the Stockholders’ Agreement, dated as of September 29, 2017.

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

Hamilton Beach Brands Holding Company
(Registrant)

	Signature	Title	Date
By:	/s/ Michelle O. Mosier	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)	February 26, 2020
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

Signature	Title	Date

/s/ Gregory H. Trepp
Gregory H. Trepp	President and Chief Executive Officer (Principal Executive Officer), Director	February 26, 2020

/s/ Michelle O. Mosier
Michelle O. Mosier	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)	February 26, 2020

/s/ Mark R. Belgya
Mark R. Belgya	Director	February 26, 2020

/s/ J.C. Butler, Jr.
J.C. Butler, Jr.	Director	February 26, 2020

/s/ Paul D. Furlow
Paul D. Furlow	Director	February 26, 2020

Signature	Title	Date

/s/ John P. Jumper
John P. Jumper	Director	February 26, 2020

/s/ Dennis W. LaBarre
Dennis W. LaBarre	Director	February 26, 2020

/s/ Michael S. Miller
Michael S. Miller	Director	February 26, 2020

/s/ Alfred M. Rankin, Jr.
Alfred M. Rankin, Jr.	Director	February 26, 2020

/s/ Thomas T. Rankin
Thomas T. Rankin	Director	February 26, 2020

/s/ James A. Ratner
James A. Ratner	Director	February 26, 2020

/s/ Clara R. Williams
Clara R. Williams	Director	February 26, 2020

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2019

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hamilton Beach Brands Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Beach Brands Holding Company (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017

Cleveland, Ohio
February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hamilton Beach Brands Holding Company

Opinion on Internal Control over Financial Reporting

We have audited Hamilton Beach Brands Holding Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hamilton Beach Brands Holding Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 26, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on internal control over financial reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Cleveland, Ohio
February 26, 2020

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2019	2018	2017
	(In thousands, except per share data)
Revenue	$612,843	$629,710	$612,229
Cost of sales	483,298	492,195	477,220
Gross profit	129,545	137,515	135,009
Selling, general and administrative expenses	91,302	97,964	93,700
Amortization of intangible assets	1,377	1,381	1,381
Operating profit	36,866	38,170	39,928
Interest expense, net	2,975	2,916	1,572
Other expense (income), net	(502)	293	(692)
Income from continuing operations before income taxes	34,393	34,961	39,048
Income tax expense	9,315	7,816	18,918
Net income from continuing operations	25,078	27,145	20,130
Loss from discontinued operations, net of tax	(28,600)	(5,361)	(2,225)
Net income (loss)	$(3,522)	$21,784	$17,905

Basic and diluted earnings (loss) per share:
Continuing operations	$1.83	$1.98	$1.47
Discontinued operations	(2.09)	(0.39)	(0.16)
Basic and diluted earnings (loss) per share	$(0.26)	$1.59	$1.31

Basic weighted average shares outstanding	13,690	13,699	13,673
Diluted weighted average shares outstanding	13,726	13,731	13,685
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2019	2018	2017
	(In thousands)
Net income (loss)	$(3,522)	$21,784	$17,905
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,101	(159)	689
Loss on long-term intra-entity foreign currency transactions	(79)	(1,006)	—
Cash flow hedging activity	(1,713)	244	(749)
Reclassification of hedging activities into earnings	349	153	641
Pension plan adjustment	1,410	(1,920)	1,510
Reclassification of pension adjustments into earnings	254	650	306
Total other comprehensive income (loss), net of tax	$1,322	$(2,038)	$2,397
Comprehensive income (loss)	$(2,200)	$19,746	$20,302
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2019	2018
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$2,142	$4,420
Trade receivables, net	113,781	100,821
Inventory	109,621	122,697
Prepaid expenses and other current assets	23,102	22,332
Current assets of discontinued operations	5,383	27,879
Total current assets	254,029	278,149
Property, plant and equipment, net	22,324	20,842
Goodwill	6,253	6,253
Other intangible assets, net	3,141	4,519
Deferred income taxes	3,853	5,518
Deferred costs	10,941	7,868
Other non-current assets	2,085	2,672
Non-current assets of discontinued operations	614	4,606
Total assets	$303,240	$330,427
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$111,117	$119,264
Accounts payable to NACCO Industries, Inc.	496	2,416
Revolving credit agreements	23,497	11,624
Accrued compensation	14,277	15,525
Accrued product returns	8,697	10,698
Other current liabilities	12,873	24,554
Current liabilities of discontinued operations	29,723	22,820
Total current liabilities	200,680	206,901
Revolving credit agreements	35,000	35,000
Other long-term liabilities	12,501	21,128
Non-current liabilities of discontinued operations	—	1,960
Total liabilities	248,181	264,989
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—
Class A Common stock, par value $0.01 per share; 9,805 and 9,291 shares issued as of December 31, 2019 and 2018, respectively	98	93
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis; 4,076 and 4,422 shares issued as of December 31, 2019 and 2018, respectively	41	44
Capital in excess of par value	54,344	51,714
Treasury stock	(5,960)	—
Retained earnings	22,524	30,897
Accumulated other comprehensive loss	(15,988)	(17,310)
Total stockholders’ equity	55,059	65,438
Total liabilities and stockholders' equity	$303,240	$330,427

See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2019	2018	2017
	(In thousands)
Operating activities
Net income from continuing operations	$25,078	$27,145	$20,130
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,002	4,277	4,072
Deferred income taxes	3,248	5,185	4,107
Stock compensation expense	2,632	3,618	323
Other	471	868	(1,167)
Net changes in operating assets and liabilities:
Affiliate payable	(1,920)	(5,300)	866
Trade receivables	(25,586)	16,298	(8,442)
Inventory	13,756	(12,308)	(16,485)
Other assets	(3,121)	(10,509)	(1,960)
Accounts payable	(7,257)	(7,756)	25,009
Other liabilities	(11,101)	(4,195)	1,850
Net cash provided by operating activities from continuing operations	202	17,323	28,303
Investing activities
Expenditures for property, plant and equipment	(4,122)	(7,759)	(6,198)
Other	—	—	21
Net cash used for investing activities from continuing operations	(4,122)	(7,759)	(6,177)
Financing activities
Net additions (reductions) to revolving credit agreements	11,873	(4,597)	12,630
Purchase of treasury stock	(5,960)	—	—
Cash dividends paid	(4,851)	(4,658)	(1,162)
Cash dividends to NACCO Industries, Inc.	—	—	(38,000)
Net cash provided by (used for) financing activities from continuing operations	1,062	(9,255)	(26,532)
Cash flows from discontinued operations
Net cash provided by (used for) operating activities from discontinued operations	3,953	(5,499)	5,137
Net cash provided by (used for) investing activities from discontinued operations	585	(305)	(1,176)
Net cash used for financing activities from discontinued operations	(103)	—	(70)
Cash provided by (used for) discontinued operations	4,435	(5,804)	3,891
Effect of exchange rate changes on cash	(765)	941	81
Cash and Cash Equivalents
(Decrease) increase for the year from continuing operations	(3,623)	1,250	(4,325)
Increase (decrease) for the year from discontinued operations	4,435	(5,804)	3,891
Balance at the beginning of the year	6,352	10,906	11,340
Balance at the end of the year	$7,164	$6,352	$10,906
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2017	$—	$—	$75,031	$—	$6,738	$(16,501)	$65,268
Net income	—	—	—	—	17,905	—	17,905
Issuance of common stock, net of conversions	88	48	(136)	—	—	—	—
Cash dividends to NACCO Industries, Inc.	—	—	(27,122)	—	(10,878)	—	(38,000)
Cash dividends, $0.085 per share	—	—	—	—	(1,162)	—	(1,162)
Other comprehensive income	—	—	—	—	—	1,450	1,450
Reclassification adjustment to net income	—	—	—	—	—	947	947
Balance, December 31, 2017	$88	$48	$47,773	$—	$12,603	$(14,104)	$46,408
Net income	—	—	—	—	21,784	—	21,784
Issuance of common stock, net of conversions	5	(4)	323	—	—	—	324
Stock compensation expense	—	—	3,618	—	—	—	3,618
Cash dividends, $0.34 per share	—	—	—	—	(4,658)	—	(4,658)
Reclassification due to adoption of ASU 2018-02	—	—	—	—	1,168	(1,168)	—
Other comprehensive loss	—	—	—	—	—	(2,841)	(2,841)
Reclassification adjustment to net income	—	—	—	—	—	803	803
Balance, December 31, 2018	$93	$44	$51,714	$—	$30,897	$(17,310)	$65,438
Net loss	—	—	—	—	(3,522)	—	(3,522)
Issuance of common stock, net of conversions	5	(3)	(2)	—	—	—	—
Purchase of treasury stock	—	—	—	(5,960)	—	—	(5,960)
Stock compensation expense	—	—	2,632	—	—	—	2,632
Cash dividends, $0.36 per share	—	—	—	—	(4,851)	—	(4,851)
Other comprehensive income (loss)	—	—	—	—	—	719	719
Reclassification adjustment to net income	—	—	—	—	—	603	603
Balance, December 31, 2019	$98	$41	$54,344	$(5,960)	$22,524	$(15,988)	$55,059
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Hamilton Beach Brands Holding Company is an operating holding company and operates through its two wholly-owned subsidiaries Hamilton Beach Brands, Inc. (“HBB”) and The Kitchen Collection, LLC (“KC”) (collectively “Hamilton Beach Holding” or the “Company”). On October 10, 2019, the Company’s board of directors (the “Board”) approved the wind down of KC and its retail operations. By December 31, 2019, all KC stores were closed and the reportable segment qualifies to be reported as discontinued operations. On January 21, 2020, the Board approved the dissolution of the KC legal entity and a Certificate of Dissolution of Ohio Limited Liability Company was filed with the Ohio Secretary of State. See Note 2 for further information on discontinued operations.

The only material assets held by Hamilton Beach Brands Holding Company are its investments in its consolidated subsidiaries. Substantially all of its cash flows are provided by dividends paid or distributions made by its subsidiaries. Hamilton Beach Brands Holding Company has not guaranteed any obligations of its subsidiaries.

HBB is a leading designer, marketer, and distributor of branded, small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars, and hotels. HBB operates in the consumer, commercial and specialty small appliance markets.

On September 29, 2017, NACCO Industries, Inc. ("NACCO"), Hamilton Beach Holding's former parent company, spun-off the Company to NACCO stockholders. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, received one share of Hamilton Beach Brands Holding Company Class A common stock ("Class A Common") and one share of Hamilton Beach Brands Holding Company Class B common stock ("Class B Common") for each share of NACCO Class A or Class B common stock. In accordance with applicable authoritative accounting guidance, the Company accounted for the spin-off from NACCO based on the historical carrying value of assets and liabilities. As a result of the distribution of one share of Class A Common and one share of Class B Common for each share of NACCO Class A or NACCO Class B common stock, the earnings per share amounts for the Company for periods prior to the spin-off have been calculated based upon the number of shares distributed in the spin-off. NACCO did not receive any proceeds from the spin-off.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Intercompany balances and transactions have been eliminated.

Prior period non-trade customer receivable amounts of $9.5 million have been reclassified from trade receivables, net to prepaid expenses and other current assets to conform to the current period presentation.

Segment Information

As of December 31, 2019, HBB is the Company’s single reportable operating segment. This is supported by the operational structure of HBB which is designed and managed to share resources across the entire suite of products offered by the business. Such resources include research and development, product design, marketing, operations, and administrative functions. The Company's chief operating decision maker does not regularly review financial information for individual product categories, sales channels, or geographic regions that would allow decisions to be made about allocation of resources or performance. Since the Company operates in one reportable segment, all required financial segment information can be found in the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Discontinued Operations

A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity's operations and financial results. The results of discontinued operations are aggregated and presented separately in the Consolidated Statement of Operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheet, including the comparative prior year period. KC’s cash flows are reflected as cash flows from discontinued operations within the Company’s Consolidated Statements of Cash Flows for each period presented.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, and historical results of KC. The discontinued operations exclude general corporate allocations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities (if any). Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less.

Trade Receivables

Allowances for doubtful accounts are maintained against trade receivables for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. Accounts are written off against the allowance when it becomes evident collection will not occur.
HBB maintains significant trade receivables balances with several large retail customers. At December 31, 2019 and 2018, receivables from HBB’s five largest customers represented 66% and 55%, respectively, of HBB's net trade receivables. HBB’s significant credit concentration is uncollateralized; however, historically, minimal credit losses have been incurred.

Transfer of Financial Assets

HBB has entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. HBB utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, HBB receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer.  Under this arrangement, HBB derecognized $162.7 million, $165.4 million, and $164.0 million of trade receivables during 2019, 2018 and 2017, respectively.  The losses incurred on sold receivables in the consolidated results of operations for the years ended December 31, 2019, 2018, and 2017 were not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. Adjustments to the carrying value are recorded for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Property, Plant and Equipment

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. Goodwill is not amortized but evaluated at least annually for impairment. The Company conducts its annual test for impairment as of October 1 of each year and it may be conducted more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists.  Using a qualitative assessment in the current year, the Company determined that it was not more-likely-than-not that the goodwill was impaired and a quantitative test for impairment was not required.

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

Environmental Liabilities

HBB and environmental consultants are investigating or remediating historical environmental contamination at some current and former sites operated by HBB or by businesses it acquired. Liabilities for environmental matters are recorded in the period when it is determined to be probable and reasonably estimable that the Company will incur costs. When only a range of amounts is reasonably estimable and no amount within the range is more probable than another, the Company records the low end of the range. Environmental liabilities are recorded on an undiscounted basis and recorded in selling, general, and administrative expenses. When recovery of a portion of an environmental liability is probable, such amounts are recognized as a reduction to selling, general, and administrative expenses and included in prepaid expenses and other current assets (current portion) and other non-current assets until settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenue. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promised good or service that is distinct. The Company has elected to account for shipping and handling activities performed after a customer obtains control of the goods as activities to fulfill the promise to transfer the goods, and therefore these activities are not assessed as a separate service to customers. The amount of revenue recognized varies primarily with changes in returns. In addition, the Company offers price concessions to our customers for incentive offerings, special pricing agreements, price competition, promotions or other volume-based arrangements. We determine whether price concessions offered to its customers are a reduction of the transaction price and revenue or are advertising expense, depending on whether we receive a distinct good or service from our customers and, if so, whether we can reasonably estimate the fair value of that distinct good or service. We evaluated such agreements with our customers and determined they should be accounted for as variable consideration. As of December 31, 2019, we have determined that customer price concessions recorded as a reduction of revenue, certain of which were previously recorded in other current liabilities, meet all of the criteria specified in ASC 210-20, "Balance Sheet Offsetting". Accordingly, amounts related to such arrangements have been classified as a reduction of trade receivables, net as of December 31, 2019 (prior periods have not been adjusted as all the criteria in ASC 210-20 had not previously been met).

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

Product Development Costs

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs, included in selling, general and administrative expenses, amounted to $12.1 million, $11.0 million, and $10.4 million in 2019, 2018, and 2017, respectively.

Foreign Currency

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

Financial Instruments

Financial instruments held by the Company include cash and cash equivalents, trade receivables, accounts payable, revolving credit agreements, interest rate swap agreements and forward foreign currency exchange contracts. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes. Interest rate swap agreements and forward foreign currency exchange contracts held by the Company have been designated as hedges of forecasted cash flows. The Company holds these derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges.

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

Fair Value Measurements

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

Stock Compensation

Pursuant to the Executive Long-Term Equity Incentive Plan (the "Executive Plan") established in September 2017, the Company grants stock of Class A Common, subject to transfer restrictions, as a means of retaining and rewarding selected employees for long-term performance. Stock awarded under the Executive Plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends after three, five or ten years from the award date or at the earliest of (i) three years after the participant's retirement date, or (ii) the participant's death or permanent disability. The Company issued 118,688 and 5,512 shares of stock of Class A Common in the years ended December 31, 2019 and 2018, respectively. No stock was issued in the year ended December 31, 2017 under the Executive Plan. Stock compensation expense related to the Executive Plan was $1.6 million and $2.7 million for the years ended December 31, 2019 and 2018, respectively, and was based on the fair value of Class A Common on the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Treasury Stock

The Company records the aggregate purchase price of treasury stock at cost and includes treasury stock as a reduction to stockholders' equity.

Income Taxes

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

Accounting Standards Adopted

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715)," which amends the requirements in GAAP related to the income statement presentation of the components of net periodic benefit cost for an entity's sponsored defined benefit pension and other post-retirement plans. The Company adopted this guidance on January 1, 2019. The change in presentation of the components of net periodic pension cost was applied retrospectively which resulted in $0.7 million and $0.9 million of net periodic pension income for the years end December 31, 2018, and 2017, respectively, being reclassified from selling, general and administrative expenses to other expense (income), net.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is planning to adopt ASU 2016-02 for its year ending December 31, 2021 and is currently evaluating to what extent ASU 2016-02 will affect the Company's financial position, results of operations, cash flows and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)," which requires an entity to recognize credit losses as an allowance rather than as a write-down. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is planning to adopt ASU 2016-03 for its year ending December 31, 2022 and is currently evaluating to what extent ASU 2016-13 will affect the Company's financial position, results of operations, cash flows and related disclosures.

NOTE 2 - Discontinued Operations

On October 10, 2019, the Board approved the wind down of KC's retail operation due to further deterioration in foot traffic which lowered the Company's outlook for the prospect of a future return to profitability. By December 31, 2019 all retail stores were closed and operations ceased. Accordingly, KC meets the requirements to be reported as discontinued operations.

The Company expects the wind down to continue through the first half of 2020 to facilitate the settlement of remaining liabilities.

KC’s operating results are reflected as discontinued operations in the Consolidated Statements of Operation for all periods presented. The major line items constituting the loss from discontinued operations, net of tax are as follows:

	Year Ended December 31
	2019	2018	2017
	(In thousands)
Revenue	$100,860	$113,469	$128,520
Cost of sales	62,927	61,972	69,708
Gross profit	37,933	51,497	58,812
Selling, general and administrative expenses (1)	54,047	58,035	61,033
Lease termination expense (2)	15,186	—	435
Operating loss	(31,300)	(6,538)	(2,656)
Interest expense	583	361	258
Other expense, net	26	33	57
Loss from discontinued operations before income taxes	(31,909)	(6,932)	(2,971)
Income tax benefit	(3,309)	(1,571)	(746)
Loss from discontinued operations, net of tax	$(28,600)	$(5,361)	$(2,225)

(1)
Selling, general and administrative expenses includes $1.8 million of severance termination benefits of which $0.4 remains unpaid as of December 31, 2019 and included within accrued compensation (current liabilities of discontinued operations).

(2)
KC recognized lease termination expense of $15.2 million for the estimated costs to terminate lease agreements in 2019 as a result of the decision to wind down the business. The lease termination obligation is measured at fair value using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. The fair value of the lease termination obligation is based on the remaining lease rentals, including common area maintenance costs, real estate taxes, and penalties, adjusted for the effects of deferred rent, and reduced by estimated sublease rentals that could be reasonably obtained.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

KC’s assets and liabilities are reflected as assets and liabilities of discontinued operations in the Company’s Consolidated Balance Sheets for all periods presented. The major classes of assets and liabilities included as part of discontinued operations are as follows:

	December 31
	2019	2018
	(In thousands)
Assets
Cash and cash equivalents	$5,022	$1,932
Credit card receivables	51	1,771
Inventory	—	21,994
Prepaid expenses and other current assets	310	2,182
Current assets of discontinued operations	$5,383	$27,879

Property, plant and equipment, net	$—	$1,788
Deferred income taxes	614	2,645
Other non-current assets	—	173
Non-current assets of discontinued operations	$614	$4,606

Liabilities
Accounts payable	$4,594	$13,704
Accrued compensation	1,058	1,498
Accrued product returns	—	243
Lease termination liability	17,248	—
Other current liabilities	6,823	7,375
Current liabilities of discontinued operations	$29,723	$22,820

Other long-term liabilities	—	$1,960
Non-current liabilities of discontinued operations	$—	$1,960

KC has operating leases for retail stores, a distribution warehouse and corporate office that contractually expire at various dates through 2026. Future minimum operating lease payments at December 31, 2019 are:

Operating Leases
2020	$10,942
2021	5,863
2022	4,027
2023	2,458
2024	1,534
Subsequent to 2024	1,669
Total minimum lease payments (1)	$26,493

(1)	Minimum lease payments have not been reduced by minimum sublease rentals of $6.2 million due in the future under contractual sublease agreements.

Rental expense from discontinued operations net of sublease rental income and excluding termination costs for all operating leases, is reported in selling, general and administrative expenses of discontinued operations and was $14.3 million, $18.0 million and $19.7 million in 2019, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

KC maintained a separate revolving line of credit facility (the "KC Facility") that was secured by substantially all of the assets of KC. The Company's decision to wind down KC and its retail operations constituted an event of default under the KC Facility. As a result, on October 23, 2019, KC and its lender entered into a Forbearance Agreement (the “Forbearance Agreement”). Under the terms of the Forbearance Agreement, the lender agreed to forebear from exercising its rights and remedies as a result of the events of default pending accelerated payment in full of the obligations under the KC facility on or before December 15, 2019. All obligations under the KC Facility were paid in full in accordance with the Forbearance Agreement and the KC Facility was terminated on December 3, 2019.

Neither Hamilton Beach Brands Holding Company nor HBB has guaranteed any obligations of KC.

NOTE 3 - Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2019	2018
Land	$226	$226
Furniture and fixtures	13,071	12,583
Building and improvements	10,116	10,084
Machinery and equipment	32,761	30,728
Construction in progress, including internal-use capitalized software	11,685	10,626
Property, plant and equipment, at cost	67,859	64,247
Less allowances for depreciation and amortization	45,535	43,405
	$22,324	$20,842

NOTE 4 - Intangible Assets
Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2019
Customer relationships	$5,760	$(4,840)	$920
Trademarks	3,100	(1,008)	2,092
Other intangibles	1,240	(1,111)	129
	$10,100	$(6,959)	$3,141

Balance at December 31, 2018
Customer relationships	$5,760	$(3,880)	$1,880
Trademarks	3,100	(808)	2,292
Other intangibles	1,240	(893)	347
	$10,100	$(5,581)	$4,519
Amortization expense for intangible assets included in continuing operations was $1.4 million in 2019, 2018 and 2017.
Expected annual amortization expense of intangible assets for the next five years is $1.2 million in 2020 and $0.2 million in the remaining years. The weighted average amortization period for intangible assets is approximately 8.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 5 - Current and Long-Term Financing

Financing arrangements exist at the subsidiary level. Hamilton Beach Brands Holding Company has not guaranteed any borrowings of its subsidiaries.

The following table summarizes HBB's available and outstanding borrowings:

	December 31
	2019	2018
Total outstanding borrowings for continuing operations:
Revolving credit agreements	$58,305	$45,733
Book overdrafts	192	891
Total outstanding borrowings	$58,497	$46,624

Current portion of borrowings outstanding	$23,497	$11,624
Long-term portion of borrowings outstanding	35,000	35,000
	$58,497	$46,624

Total available borrowings, net of limitations, under revolving credit agreements	$114,366	$114,669

Unused revolving credit agreements	$56,061	$68,936

Weighted average stated interest rate on total borrowings	4.16%	4.12%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements)	3.82%	3.45%
Including swap settlements, interest paid on total debt was $3.1 million, $3.1 million, and $1.6 million during 2019, 2018, and 2017, respectively. Interest capitalized was $0.4 million in 2019, $0.3 million in 2018 and $0.2 million 2017.
HBB maintains a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021. The current portion of borrowings outstanding represents expected voluntary repayments to be made in the next twelve months. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $297.2 million as of December 31, 2019.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2019, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.0% and 1.75%, respectively. The applicable margins, effective December 31, 2019, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 1.75%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $35.0 million at December 31, 2019 at an average fixed interest rate of 1.5%. HBB also has delayed-start interest rate swaps with notional values totaling $10.0 million as of December 31, 2019, with fixed rates of 1.7%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Under Amendment No. 6 to the HBB Facility, dividends to Hamilton Beach Holding are not to exceed $5.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $15.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the 30 days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2019, HBB was in compliance with all financial covenants in the HBB Facility.

NOTE 6 - Fair Value Disclosure

Recurring Fair Value Measurements

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

Other Fair Value Measurement Disclosures

The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements, including book overdrafts, which approximate book value, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy.

There were no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2019 and 2018.

NOTE 7 - Derivative Financial Instruments
Foreign Currency Derivatives
HBB held forward foreign currency exchange contracts with total notional amounts of $13.2 million and $13.0 million at December 31, 2019, and 2018, respectively, denominated primarily in Canadian dollars and Mexican pesos. The fair value of these contracts approximated a payable of $0.3 million at December 31, 2019 and a net receivable of $0.1 million at December 31, 2018.
Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in AOCI.
Interest Rate Derivatives
HBB has interest rate swaps that hedge interest payments on its one-month LIBOR borrowings. All swaps have been designated as cash flow hedges.
The following table summarizes the notional amounts, related rates and remaining terms of active and delayed interest rate swap agreements for HBB at December 31 in millions:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2019	2018	2019	2018	December 31, 2019
Interest rate swaps	$20.0	$20.0	1.4%	1.4%	Extending to January 2020
Interest rate swaps	$15.0	$15.0	1.6%	1.6%	Extending to January 2024
Delayed start interest rate swaps	$10.0	$10.0	1.7%	1.7%	Extending to January 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The fair value of HBB's interest rate swap agreements was a payable of $0.1 million at December 31, 2019 and a receivable of $1.1 million at December 31, 2018. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in AOCI. The interest rate swap agreements held by HBB on December 31, 2019 are expected to continue to be effective as hedges.
The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2019	2018	Balance sheet location	2019	2018
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$—	$349	Other current liabilities	$21	$—
Long-term	Other non-current assets	—	710	Other long-term liabilities	61	—
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	—	231	Other current liabilities	308	87
Total derivatives		$—	$1,290		$390	$87

NOTE 8 - Leasing Arrangements

HBB leases certain office and warehouse facilities as well as machinery and equipment under noncancellable operating leases that expire at various dates through 2034. Many leases include renewal and/or fair value purchase options.

Future minimum operating lease payments at December 31, 2019 are:

Operating Leases
2020	$6,114
2021	4,089
2022	1,816
2023	1,574
2024	1,590
Subsequent to 2024	16,527
Total minimum lease payments	$31,710

Rental expense from continuing operations net of sublease rental income for all operating leases, is reported in selling, general and administrative expenses and was $5.6 million in 2019 and 2018 and $5.3 million in 2017.

NOTE 9 - Stockholders' Equity and Earnings Per Share

Capital Stock

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

The following table sets forth the Company's authorized capital stock information:

	December 31
	2019	2018
	(In thousands)
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000

Class A Common stock(1)(2)
Class A Common stock authorized	70,000	70,000
Treasury Stock	365	—

Class B Common stock(1)
Class B Common stock authorized	30,000	30,000
(1)    Class B Common converted to Class A Common were 345 shares during 2019 and 387 shares 2018.
(2)     The Company issued Class A Common shares of 169 during 2019 and 32 during 2018.

Stock Repurchase Program

In May 2018, the Company approved a stock repurchase program for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2019. As of December 31, 2019, the Company repurchased 364,893 shares for an aggregate purchase price of $6.0 million. There were no share repurchases during the years ended December 31, 2018 and 2017, respectively.

On November 5, 2019, the Company's Board adopted a new stock repurchase program for the purchase of up to $25.0 million of the Company's Class A Common outstanding starting January 1, 2020 and ending December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total
Balance, January 1, 2017	$(8,623)	$616	$(8,494)	$(16,501)
Other comprehensive income (loss)	689	(456)	2,446	2,679
Reclassification adjustment to net income	—	916	511	1,427
Tax effects	—	(568)	(1,141)	(1,709)
Balance, December 31, 2017	$(7,934)	$508	$(6,678)	$(14,104)
Reclassification due to adoption of ASU 2018-02	—	118	(1,286)	(1,168)
Other comprehensive income (loss)	(1,248)	318	(2,583)	(3,513)
Reclassification adjustment to net income	—	213	823	1,036
Tax effects	83	(134)	490	439
Balance, December 31, 2018	$(9,099)	$1,023	$(9,234)	$(17,310)
Other comprehensive income (loss)	1,072	(2,343)	1,882	611
Reclassification adjustment to net income	—	490	633	1,123
Tax effects	(50)	489	(851)	(412)
Balance, December 31, 2019	$(8,077)	$(341)	$(7,570)	$(15,988)

Earnings per share

The weighted average number of shares of Class A Common and Class B Common outstanding used to calculate basic and diluted earnings (loss) per share were as follows:

	2019	2018	2017
Basic weighted average shares outstanding	13,690	13,699	13,673
Dilutive effect of share-based compensation awards	36	32	12
Diluted weighted average shares outstanding	13,726	13,731	13,685

Basic and diluted earnings (loss) per share:
Continuing operations	$1.83	$1.98	$1.47
Discontinued operations	(2.09)	(0.39)	(0.16)
Basic and diluted earnings (loss) per share	$(0.26)	$1.59	$1.31

NOTE 10 - Revenue

A description of the performance obligations for HBB is as follows:

•
Product revenue - Product revenue consist of sales of small electric household and specialty housewares appliances to traditional brick and mortar and ecommerce retailers, distributors and directly to the end consumer as well as sales of commercial products for restaurants, bars and hotels. Transactions with these customers generally originate upon the receipt of a purchase order from the customer, which in some cases are governed by master sales agreements, specifying product(s) that the customer desires. Contracts for product revenue have an original duration of one year or less, and payment terms are generally standard and based on customer creditworthiness. Revenue from product sales is recognized at the point in time when control transfers to the customer, which is either when product is shipped from the Company's facility, or delivered to customers, depending on the shipping terms. The amount of consideration received and revenue recognized varies primarily with changes in returns and price concessions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

•
License revenues - From time to time, HBB enters into exclusive and non-exclusive licensing agreements which grant the right to use certain of HBB’s intellectual property (IP) in connection with designing, manufacturing, distributing, advertising, promoting and selling the licensees’ products during the term of the agreement. The IP that is licensed generally consists of trademarks, tradenames, trade dress, and/or logos (the “Licensed IP”). In exchange for granting the right to use the Licensed IP, HBB receives a royalty payment, which is a function of (1) the total net sales of products that use the Licensed IP and (2) the royalty percentage that is stated in the licensing agreement. HBB recognizes revenue at the later of when the subsequent sales occur or satisfying the performance obligation (over time).

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

HBB products are not sold with a general right of return. However, based on historical experience, a portion of products sold are estimated to be returned due to reasons such as product failure and excess inventory stocked by the customer, which, subject to certain terms and conditions, HBB will agree to accept. Product returns, customer programs and incentive offerings, including special pricing agreements, price competition, promotions, and other volume-based incentives are accounted for as variable consideration.

The following table presents the HBB's revenue on a disaggregated basis for the year ending:

	Year Ended
	December 31
	2019	2018
Type of good or service:
Products	$608,364	$626,051
Licensing	4,479	3,659
Total revenues	$612,843	$629,710

Wal-Mart Inc. and its global subsidiaries accounted for approximately 33%, 33% and 32% of the HBB’s revenue in 2019, 2018, and 2017, respectively. Amazon.com, Inc. and its subsidiaries accounted for approximately 14%, 10%, and 12% of the HBB's revenue in 2019, 2018, and 2017 respectively. HBB’s five largest customers accounted for approximately 58%, 53%, and 54% of the HBB’s revenue for the years ended December 31, 2019, 2018, and 2017, respectively.

NOTE 11 - Contingencies

Various legal and regulatory proceedings and claims have been or may be asserted against the Company relating to the conduct of its businesses, including product liability, patent infringement, asbestos related claims, environmental and other claims. These proceedings and claims are incidental to the ordinary course of business of the Company. Management believes that it has meritorious defenses and will vigorously defend the Company in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.

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

HBB is a defendant in a legal proceeding in which the plaintiff alleges that certain HBB products infringe the plaintiff’s patents. On May 3, 2019, the jury returned its verdict finding that the Company had infringed certain patents of the plaintiff and, as a result, awarded the plaintiff damages in the amount of $3.2 million. Accordingly, the Company recorded $3.2 million expense in selling, general and administrative expenses during the second quarter of 2019 for the contingent loss included within other current liabilities on the Consolidated Balance Sheet as of December 31, 2019. On September 23, 2019 the Company filed post-trial motions challenging the jury verdict of infringement and the award of damages and the plaintiffs filed motions seeking interest, post-trial accounting, injunctive relief, and attorneys’ fees.  A hearing date on the post-trial motions has not been set.  The Company maintains that its products do not infringe on the plaintiff’s patents and will vigorously defend against the plaintiff's post-trial motions.

KC is a defendant in a legal proceeding in which the plaintiff alleges that KC is in breach of forty-nine store leases for failing to continue to operate the stores during the entire term of the leases and for the use of certain store sale signs. In November 2019, KC agreed to the entry of an order preventing the use of certain store sale signs in the specified stores. All KC stores ceased operations as of December 31, 2019. An estimate of the fair value of the future minimum lease liability obligation related to the subject store leases has been included in the results of discontinued operations.

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

At December 31, 2019 and December 31, 2018, HBB had accrued undiscounted obligations of $4.4 million and $8.2 million respectively, for environmental investigation and remediation activities. The reduction in the amount accrued at December 31, 2019 compared to December 31, 2018 is the result of a reduction to the accrual recorded in the second quarter of 2019 due to a change in the expected type and extent of investigation and remediation activities associated with one of the sites based upon additional testing and assessment performed with respect to that site in the second quarter of 2019. HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $4.0 million related to the environmental investigation and remediation at these sites. Additionally, the Company recorded a $1.5 million receivable as of December 31, 2019 related to a probable recovery for environmental investigation and remediation costs associated with one of the sites from a responsible party in exchange for release from all future obligations by that party.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 12 - Income Taxes

The components of income before income taxes and the income tax provision for the years ended December 31 are as follows:

	2019	2018	2017
Income before income taxes
Domestic	$25,331	$30,670	$34,301
Foreign	9,062	4,291	4,747
	$34,393	$34,961	$39,048
Income tax provision
Current income tax provision:
Federal	$3,669	$775	$12,139
State	1,026	460	1,306
Foreign	1,372	1,396	1,366
Total current	6,067	2,631	14,811
Deferred income tax provision (benefit):
Federal	297	4,813	3,868
State	1,771	296	(17)
Foreign	1,180	76	256
Total deferred	3,248	5,185	4,107
	$9,315	$7,816	$18,918

The Company made federal income tax payments of $1.9 million, $8.3 million, and $9.9 million during 2019, 2018, and 2017, respectively, to the IRS and to NACCO as a member of the consolidated income tax return for periods prior to spin off. The Company made foreign and state income tax payments of $3.6 million, $2.6 million, and $1.9 million during 2019, 2018, and 2017, respectively. During the same periods, income tax refunds totaled $0.1 million in 2019 and $0.1 million in 2018. There were no tax refunds in 2017.

A reconciliation of the federal statutory and effective income tax rate for the years ended December 31 is as follows:

	2019		2018		2017
	$	%	$	%	$	%
Income before income taxes	$34,393		$34,961		$39,048
Statutory taxes at 21.0% (35.0% in 2017)	$7,223	21.0%	$7,342	21.0%	$13,667	35.0%
State and local income taxes	1,063	3.1%	561	1.6%	843	2.2%
Valuation allowances	2,146	6.2%	233	0.7%	369	0.9%
Other non-deductible expenses	346	1.0%	429	1.2%	44	0.1%
Credits	(1,195)	(3.5)%	(348)	(1.0)%	(458)	(1.2)%
Provisional effect of the Tax Cuts and Jobs Act (the "Tax Act")	—	—%	—	—%	4,654	11.9%
Non-deductible spin-related costs	—	—%	—	—%	540	1.4%
Other, net	(268)	(0.8)%	(401)	(1.1)%	(741)	(1.9)%
Income tax provision	$9,315	27.1%	$7,816	22.4%	$18,918	48.4%

The valuation allowances in 2019 includes $2.0 million of deferred tax expense related to a change in judgment regarding the valuation allowances recorded against certain deferred tax assets of KC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2019	2018
Deferred tax assets
Tax carryforwards	$1,519	$990
Inventory	316	—
Accrued expenses and reserves	5,311	5,338
Other employee benefits	1,371	2,747
Other	1,167	1,088
Total deferred tax assets	9,684	10,163
Less: Valuation allowances	(1,157)	(1,295)
	8,527	8,868
Deferred tax liabilities
Inventory	—	37
Accrued pension benefits	2,623	1,854
Depreciation and amortization	2,051	1,459
Total deferred tax liabilities	4,674	3,350
Net deferred tax asset	$3,853	$5,518

As of December 31, 2019 and 2018, respectively HBB maintained valuation allowances with respect to certain deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions that HBB believes are not likely to be realized.

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2019
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Alternative minimum tax credit	$496	$—	(1)
Non-U.S. net operating loss	1,023	1,023	2020 - Indefinite
Total	$1,519	$1,023

(1)	The Tax Act repealed the corporate alternative minimum tax for tax years beginning after December 31, 2017. These credits are fully utilized in 2019 based on estimated income taxes.

	December 31, 2018
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$990	$990	2020 - Indefinite
Total	$990	$990

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The Company has valuation allowances for certain foreign deferred tax assets. Based upon the review of historical earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances are appropriate and does not expect to release valuation allowances within the next twelve months that would have a significant effect on the Company’s financial position or results of operations.
As of December 31, 2019, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $31.4 million. The Company has recorded the tax impact for the unremitted earnings as allowed under the Tax Act, a portion of which is classified in other long-term liabilities as the Company has elected to make payments over eight years. The Company continues to conclude all material entities’ foreign earnings will be indefinitely reinvested in its foreign operations and will remain offshore in order to meet the capital and business needs outside of the U.S. As a result, the Company does not provide a deferred tax liability with respect to the cumulative unremitted earnings. It is not practicable to determine the deferred tax liability associated with these undistributed earnings due to the availability of foreign tax credits and the complexity of the rules governing the utilization of such credits under the Tax Act. The Company made an accounting policy election to account for the global intangible low-tax income as a current period expense when incurred.
The following is a reconciliation of the Company's total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2019, 2018, and 2017. Approximately $0.4 million, $0.3 million, and $0.6 million of these gross amounts as of December 31, 2019, 2018, and 2017, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2019	2018	2017
Balance at January 1	$465	$881	$671
Additions based on tax positions related to prior years	98	90	—
Additions based on tax positions related to the current year	—	—	210
Reductions due to settlements with taxing authorities	—	(506)	—
Balance at December 31	$563	$465	$881

The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recorded immaterial amounts of interest and penalties as of December 31, 2019 and 2018, respectively. The Company expects the amount of unrecognized tax benefits will change within the next 12 months; however, the change in unrecognized tax benefits, which is reasonably possible within the next 12 months, is not expected to have a significant effect on the Company's financial position, results of operations or cash flows.

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

NOTE 13 - Retirement Benefit Plans
Defined Benefit Plans
The Company maintains two defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2019	2018	2017
U.S. Plan
Discount rate for pension benefit obligation	2.88%	4.00%	3.30%
Discount rate for net periodic benefit income	4.00%	3.30%	3.60%
Expected long-term rate of return on assets for net periodic pension income	7.50%	7.50%	7.50%
Non-U.S. Plan
Discount rate for pension benefit obligation	2.96%	3.50%	3.25%
Discount rate for net periodic benefit (income) loss	3.50%	3.50%	3.75%
Expected long-term rate of return on assets for net periodic pension (income) loss	5.50%	5.50%	5.50%
Set forth below is a detail of the net periodic pension income for the defined benefit plans for the years ended December 31:

	2019	2018	2017
U.S. Plan
Interest cost	$727	$681	$811
Expected return on plan assets	(1,987)	(2,047)	(2,074)
Amortization of actuarial loss	561	623	501
Net periodic pension income	$(699)	$(743)	$(762)

Non-U.S. Plan
Interest cost	$144	$142	$153
Expected return on plan assets	(263)	(286)	(264)
Amortization of actuarial loss	72	200	10
Net periodic pension (income) loss	$(47)	$56	$(101)
Set forth below is the detail of other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) for the years ended December 31:

	2019	2018	2017
U.S. Plan
Current year actuarial loss (gain)	$(1,727)	$2,347	$(2,506)
Amortization of actuarial loss	(561)	(623)	(501)
Total recognized in other comprehensive loss (income)	$(2,288)	$1,724	$(3,007)
Non-U.S. Plan
Current year actuarial loss	$(155)	$236	$60
Amortization of actuarial loss	(72)	(200)	(10)
Total recognized in other comprehensive loss	$(227)	$36	$50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2019		2018
	U.S. Plan	Non-U.S. Plan	U.S. Plan	Non-U.S. Plan
Change in benefit obligation
Projected benefit obligation at beginning of year	$19,131	$4,084	$21,716	$4,604
Interest cost	727	144	681	142
Actuarial (gain) loss	1,266	311	(1,278)	(148)
Benefits paid	(1,750)	(182)	(1,988)	(151)
Foreign currency exchange rate changes	—	213	—	(363)
Projected benefit obligation at end of year	$19,374	$4,570	$19,131	$4,084
Accumulated benefit obligation at end of year	$19,374	$4,570	$19,131	$4,084
Change in plan assets
Fair value of plan assets at beginning of year	$25,671	$4,744	$29,237	$5,456
Actual return on plan assets	4,979	726	(1,578)	(111)
Benefits paid	(1,750)	(182)	(1,988)	(151)
Foreign currency exchange rate changes	—	62	—	(450)
Fair value of plan assets at end of year	$28,900	$5,350	$25,671	$4,744
Funded status at end of year	$9,526	$780	$6,540	$660
Amounts recognized in the balance sheets consist of:
Non-current assets	$9,526	$780	$6,540	$660
Components of accumulated other comprehensive loss consist of:
Actuarial loss	$(9,140)	$(1,058)	$(11,427)	$(1,225)
Deferred taxes and other	2,280	348	2,933	485
	$(6,860)	$(710)	$(8,494)	$(740)
The actuarial loss included in accumulated other comprehensive loss expected to be recognized in net periodic pension income in 2020 is $0.7 million.
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
The Company's policy is to make contributions to fund its pension plans within the range allowed by applicable regulations. The Company does not expect to contribute to its U.S. and non-U.S. pension plans in 2020.
Pension benefit payments are made from assets of the pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plan	Non-U.S. Plan
2020	$2,200	$184
2021	1,870	215
2022	1,880	246
2023	1,698	243
2024	1,591	249
2025 - 2029	6,148	1,322
	$15,387	$2,459
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
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at December 31:

	2019 Actual Allocation	2018 Actual Allocation	Target Allocation Range
U.S. equity securities	45.9%	43.8%	36.0% - 54.0%
Non-U.S. equity securities	20.4%	19.3%	16.0% - 24.0%
Fixed income securities	33.2%	36.4%	30.0% - 40.0%
Money market	0.5%	0.5%	0.0% - 10.0%
The following is the actual allocation percentage and target allocation percentage for the Non-U.S. pension plan assets at December 31:

	2019 Actual Allocation	2018 Actual Allocation	Target Allocation Range
Canadian equity securities	30.2%	29.5%	25.0% - 35.0%
Non-Canadian equity securities	32.3%	29.9%	25.0% - 35.0%
Fixed income securities	37.5%	40.6%	30.0% - 50.0%
Cash and cash equivalents	—%	—%	0.0% - 5.0%

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

	U.S. Plan		Non-U.S. Plan
	2019	2018	2019	2018
U.S. equity securities	$13,255	$11,251	$929	$735
Non-U.S. equity securities	5,904	4,930	2,412	2,081
Fixed income securities	9,596	9,350	2,009	1,928
Money market	145	140	—	—
Total	$28,900	$25,671	$5,350	$4,744

Defined Contribution Plans

HBB maintains a defined contribution (401(k)) plan for substantially all U.S. employees and similar plans for employees outside of the U.S. The Company provides employer matching (or safe harbor) contributions based on plan provisions. The defined contribution retirement plans also provide for an additional minimum employer contribution. Certain plans also permit additional contributions whereby the applicable company’s contribution to participants is determined annually based on a formula that includes the effect of actual operating results compared with targeted operating results and the age and/or compensation of the participants. Total costs, including Company contributions, for these plans were $5.0 million in 2019 and $5.3 million in 2018 and 2017.

NOTE 14 - Data by Geographic Region
Revenue and property, plant and equipment related to continuing operations outside the U.S., based on customer and asset location, are as follows:

	U.S.	Other	Consolidated
2019
Revenue from unaffiliated customers	$463,608	$149,235	$612,843
Property, plant and equipment, net	$16,828	$5,496	$22,324
2018
Revenue from unaffiliated customers	$489,825	$139,885	$629,710
Property, plant and equipment, net	$15,344	$5,498	$20,842
2017
Revenue from unaffiliated customers	$479,970	$132,259	$612,229
Property, plant and equipment, net	$10,974	$5,005	$15,979
No single country outside of the U.S. comprised 10% or more of HBB's revenue from unaffiliated customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 15 - Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$126,124	$130,144	$149,490	$207,085
Gross profit	$26,119	$27,586	$30,928	$44,912
Operating profit	$1,500	$2,858	$6,991	$25,517

Income from continuing operations, net of tax	$962	$1,572	$3,150	$19,394
Loss from discontinued operations, net of tax	(2,723)	(2,516)	(2,753)	(20,608)
Net income (loss)	$(1,761)	$(944)	$397	$(1,214)

Basic and diluted earnings (loss) per share:
Continuing operations	$0.07	$0.11	$0.23	$1.43
Discontinued operations	(0.20)	(0.18)	(0.20)	(1.52)
Basic and diluted earnings (loss) per share	$(0.13)	$(0.07)	$0.03	$(0.09)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$124,533	$135,179	$171,017	$198,981
Gross profit	$27,510	$30,323	$38,120	$41,562
Operating profit	$3,590	$4,065	$12,975	$17,540

Income from continuing operations, net of tax	$2,659	$1,892	$9,933	$12,661
(Loss) income from discontinued operations, net of tax	(3,077)	(2,766)	(1,889)	2,371
Net income (loss)	$(418)	$(874)	$8,044	$15,032

Basic and diluted earnings (loss) per share:
Continuing operations	$0.19	$0.14	$0.72	$0.93
Discontinued operations	(0.22)	(0.20)	(0.13)	0.17
Basic and diluted earnings (loss) per share	$(0.03)	$(0.06)	$0.59	$1.10

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HAMILTON BEACH BRANDS HOLDING COMPANY
YEAR ENDED DECEMBER 31, 2019, 2018, AND 2017

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe		Balance at End of Period (C)
(In thousands)
2019
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$713	$309	$—	$(1)	(A)	$1,023
Deferred tax valuation allowances	$1,300	$6,553	$—	$139	(D)	$7,714
2018
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,177	$11	$—	$475	(A)	$713
Deferred tax valuation allowances	$1,916	$—	$—	$616	(D)	$1,300
2017
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$862	$405	$—	$90	(A)	$1,177
Allowance for discounts, adjustments and returns	$14,650	$21,358	$—	$21,844	(B)	$14,164
Deferred tax valuation allowances	$1,614	$302	$—	$—		$1,916

(A)	Write-offs, net of recoveries and foreign exchange rate adjustments.

(B)	Payments and customer deductions for product returns, discounts and allowances.

(C)	Balances which are not required to be presented and those which are immaterial have been omitted.

(D)	Foreign exchange rate adjustments and utilization of foreign entity losses.