Form 10-K/A
period 2019-12-31
Hamilton Beach Brands Holding Co
filed 2020-07-24
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
Amendment No. 1

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
     YES ☐    NO ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2019 (the last business day of the registrant's most recently completed second fiscal quarter): $130,361,017
Number of shares of Class A Common Stock outstanding at July 17, 2020: 9,607,176
Number of shares of Class B Common Stock outstanding at July 17, 2020: 4,062,422
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2020 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K/A.

1

HAMILTON BEACH BRANDS HOLDING COMPANY

2

PART I
Explanatory Note

This Amendment No. 1 to Form 10-K (this "Amendment" or "Form 10-K/A") amends the Hamilton Beach Brands Holding Company's Annual Report on Form 10-K for the year ended December 31, 2019 originally filed with the Securities and Exchange Commission ("SEC") on February 26, 2020 by the Company (the "Original Filing"). This Amendment restates the Company's previously issued consolidated financial statements as of and for the years ended December 31, 2019, 2018 and 2017. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information. The relevant unaudited interim financial information for each of the quarters during the years ended December 31, 2019 and 2018 has also been restated. See Note 16, Quarterly Results of Operations (Unaudited), in Item 8, Financial Statements and Supplementary Data, for such restated information.

In connection with such restatement, the Company has also revised the selected financial information for the fiscal years ended December 31, 2016 and 2015, to correct errors that the Company has determined to be immaterial, both individually and in the aggregate. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data and Item 6, Selected Financial Data.

Restatement Background
During the quarter ended March 31, 2020, the Company discovered certain accounting irregularities at its Mexican subsidiaries. The Company’s Audit Review Committee of the Board of Directors (the “Audit Review Committee”) commenced an internal investigation, with the assistance of outside counsel and other third party experts.
The Audit Review Committee, after discussion with management of the Company and Ernst & Young LLP, the Company’s independent registered public accounting firm, concluded that the Company’s previously issued consolidated financial statements as of December 31, 2019 and 2018, for the years ended December 31, 2019, 2018 and 2017, each of the quarters during the years ended December 31, 2019 and 2018, and other financial data relating to these periods, including the financial data tables furnished to the SEC on Form 8-K, should no longer be relied upon.
Impact of the Restatement
As a result of this investigation, the Company, along with the Audit Review Committee and its third party experts, concluded that certain former employees at one of the Company’s Mexican subsidiaries engaged in unauthorized transactions with the Company’s Mexican subsidiaries that resulted in expenditures being deferred on the balance sheet beyond the period for which the costs pertained. As a result, the Company recorded a non-cash write-off for certain amounts included in the Company’s historical consolidated financial statements in trade receivables and prepaid expenses and other current assets, among other corrections, related to these transactions, and restated its consolidated financial statements as of December 31, 2019 and 2018, for the years ended December 31, 2019, 2018, and 2017, and each of the quarters during the years ended December 31, 2019 and 2018. The impact of these adjustments was a reduction to net income from continuing operations of $10.0 million for the year ended December 31, 2019, $4.1 million for the year ended December 31, 2018, and $2.0 million for the year ended December 31, 2017. The findings from the internal investigation did not identify any misconduct by any member of the Company's senior management team. During the course of the investigation, certain expenses at the Mexican subsidiaries were found to be incorrectly classified within the consolidated statement of operations and have also been corrected in the restatement.
Other Adjustments

The restatement also includes corrections for other errors identified as immaterial, individually and in the aggregate, to our consolidated financial statements. See Note 2, Restatement of Previously Issued Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data for additional information regarding the corrections.

Control Considerations

In connection with the restatement that resulted from wrongdoing by certain former employees at one of the Company's Mexican subsidiaries and the deficiencies identified at the Mexican subsidiaries, management of the Company has determined that material weaknesses existed in the Company’s internal control over financial reporting as of December 31, 2019. As a result, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019, and the Company’s management has concluded that its internal control over financial reporting was not effective as of December 31, 2019. See Item 9A, Controls and Procedures, for additional information related to these material weaknesses in internal control over financial reporting and the related remedial measures.
Items Amended in this Form 10-K/A

For reasons discussed above, we are filing this Amendment in order to amend the following items in our Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment.

Part I, Item 1A. Risk Factors.
Part II, Item 6. Selected Financial Data.
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Part II, Item 8. Financial Statements and Supplementary Data.
Part II, Item 9A. Controls and Procedures.

However, for the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement.

This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing.

The Company has not filed, and does not intend to file, amendments to (i) the Annual Reports on Form 10-K for the years ended December 31, 2018 or 2017, or (ii) the Quarterly Reports on Form 10-Q for the quarters of the years ended December 31, 2019 or 2018. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.hamiltonbeachbrands.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The content of our website is not incorporated by reference into this annual report on Form 10-K/A or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.
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

Item 1A. RISK FACTORS

The restatement of our financial statements may lead to, among other things, shareholder litigation, loss of investor confidence, negative impacts on our stock price and certain other risks.

We have restated our previously issued consolidated financial statements as of December 31, 2019 and 2018, for the years ended December 31, 2019, 2018 and 2017, and the relevant unaudited interim financial information for each of the quarters during the years ended December 31, 2019 and 2018 to correct misstatements principally related to the write-off of unrealizable assets. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information. As a result of the circumstances giving rise to the restatement, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatement, shareholder litigation and government investigations. Any such proceeding could result in substantial defense costs regardless of the outcome of the litigation or investigation. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the restatement and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.

We have identified material weaknesses in our internal control over financial reporting which, if not timely remediated, may adversely affect the accuracy and reliability of our financial statements, and our reputation, business and stock price, as well as lead to a loss of investor confidence in us.

As described under Item 9A, Controls and Procedures, below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that material weaknesses in our internal control over financial reporting existed at our Mexican subsidiaries as of December 31, 2019 and, accordingly, our internal control over financial reporting and our disclosure controls and procedures were not effective as of such date. We intend to remediate these material weaknesses. While we believe these steps will improve the effectiveness of our internal control over financial reporting and remediate the identified deficiencies, if our remediation efforts are insufficient to address the material weaknesses or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information accurately, to prepare our financial statements within the time periods specified by the rules and forms of the SEC and to otherwise comply with our reporting obligations under the federal securities laws will likely be adversely affected. The occurrence of, or failure to remediate, these material weaknesses and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements and have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the SEC or other regulatory authorities, shareholder lawsuits, a loss of investor confidence and damage to our reputation.

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

Item 3. LEGAL PROCEEDINGS
The information required by this Item 3 is set forth in Note 12 "Contingencies" included in our Financial Statements and Supplementary Data contained in Part IV of this Form 10-K/A and is hereby incorporated herein by reference to such information.
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

Item 6. SELECTED FINANCIAL DATA

The following table sets forth the Company's selected historical financial data as of and for each of the periods indicated. Except where indicated, the results of operations, financial position, and cash flows of KC are reflected as discontinued operations for all periods reported. Certain amounts have been restated for the correction of misstatements discussed in Note 2, Restatement of Previously Issued Consolidated Financial Statements and corrected for additional identified out-of-period and uncorrected errors that were not material. This information should be read in conjunction with the “Explanatory Note” immediately preceding Item 1 of this Annual Report on Form 10-K/A, with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10- K/A. The selected consolidated financial information below as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K/A. The selected financial data as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2016 and 2015 are derived from unaudited consolidated financial statements, which were prepared on the same basis as our audited consolidated financial statements and reflect the impact of adjustments to our previously filed financial information.

	As Restated (2)			As Revised (3)
	Year Ended December 31
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Operating Statement Data:
Revenue	$611,786	$630,082	$612,056	$601,006	$616,874
Operating profit	$26,794	$33,550	$37,956	$39,561	$32,115

Income from continuing operations, net of tax	$15,093	$23,059	$18,109	$24,277	$18,086
Income (loss) from discontinued operations, net of tax	$(28,600)	$(5,361)	$(2,225)	$259	$545
Net income (loss)	$(13,507)	$17,698	$15,884	$24,536	$18,631

Basic and diluted earnings (loss) per share:
Continuing operations	$1.10	$1.68	$1.32	$1.78	$1.32
Discontinued operations	(2.09)	(0.39)	(0.16)	0.01	0.04
Basic and diluted earnings (loss) per share	$(0.99)	$1.29	$1.16	$1.79	$1.36

Actual shares outstanding at December 31 (1)	13,516	13,713	13,673	13,673	13,673
Basic weighted average shares outstanding (1)	13,690	13,699	13,673	13,673	13,673
Diluted weighted average shares outstanding (1)	13,726	13,731	13,685	13,673	13,673

(1)
On September 29, 2017, NACCO, Hamilton Beach Holding's former parent company, spun-off the Company to NACCO stockholders. The basic and diluted earnings (loss) per share amounts for the Company for all periods prior to the spin-off have been calculated based upon the number of shares distributed in the spin-off.

(2)
The Company restated previously disclosed consolidated financial data for fiscal years 2019, 2018 and 2017, as well as the related balance sheet dates, to correct misstatements principally related to the write-off of unrealizable assets. The restatement also includes corrections for other errors previously identified as immaterial, individually and in the aggregate, to our consolidated financial statements. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information.

(3)
In connection with the restatement, the Company has also revised the selected financial information for the fiscal years ended December 31, 2016 and 2015, to correct for misstatements identified during the investigation. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and

Supplementary Data, for additional information regarding the nature of the misstatements. Revisions to the consolidated statement of operations decreased operating profit and net income by $1.6 million and decreased diluted earnings per share by $0.12 for the year ended December 31, 2016. Revisions to the consolidated statement of operations decreased operating profit and net income by $1.1 million and decreased diluted earnings per share by $0.08 for the year ended December 31, 2015.

	As Restated (3)			As Revised (4)
	Year Ended December 31
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts and employee data)
Balance Sheet Data at December 31:
Net working capital(2)	$106,839	$101,898	$91,111	$95,088	$116,839
Total assets	$288,664	$321,419	$325,276	$310,141	$310,643
Short-term portion of revolving credit agreements	$23,497	$11,624	$31,346	$12,714	$8,365
Long-term portion of revolving credit agreements	$35,000	$35,000	$20,000	$26,000	$50,000
Stockholders' equity	$36,267	$56,819	$42,027	$62,948	$81,970

Cash Flow Data:
Net cash provided by operating activities from continuing operations	$221	$17,955	$28,303	$58,025	$13,535
Net cash used for investing activities from continuing operations	$(4,122)	$(7,759)	$(6,177)	$(4,788)	$(4,775)
Net cash provided by (used for) financing activities from continuing operations	$1,062	$(9,255)	$(26,532)	$(61,837)	$(10,088)

Other Data:
Cash dividends paid to NACCO Industries, Inc.	$—	$—	$38,000	$42,000	$15,000
Cash dividends paid(1)	$4,851	$4,658	$1,162	n/a	n/a
Purchase of treasury stock	$5,960	$—	$—	n/a	n/a
Per share data:
Cash dividends paid(1)	$0.36	$0.34	$0.09	n/a	n/a
Market value at December 31 (1)	$19.10	$23.46	$25.69	n/a	n/a
Stockholders' equity at December 31	$2.68	$4.14	$3.07	$4.60	$6.00

Total employees at December 31 for continuing operations	680	670	650	600	600

(1)	This information is only included for periods subsequent to the spin-off from NACCO.

(2)	Net working capital is defined as trade receivables, net plus inventory less accounts payable.

(3)
The Company restated previously disclosed consolidated financial data for fiscal years 2019, 2018 and 2017, as well as the related balance sheet dates, to correct misstatements principally related to the write-off of unrealizable assets. The restatement also includes corrections for other errors previously identified as immaterial, individually and in the aggregate, to our consolidated financial statements. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information.

(4)
In connection with the restatement, the Company has also revised the selected financial information for the fiscal years ended December 31, 2016 and 2015, to correct for misstatements identified during the investigation. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information regarding the nature of the misstatements. The impact of restatement was a decrease to total assets of $1.0 million and a decrease to stockholders' equity of $4.4 million as of December 31, 2017. The impact of revisions was a decrease to total assets of $0.7 million and a decrease to stockholders' equity of

$2.3 million as of December 31, 2016 million and an increase to total assets of $0.5 million and a decrease to stockholders' equity of $1.1 million as of December 31, 2015.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018, and 2017, included elsewhere in this Annual Report on Form 10-K/A. This Annual Report on Form 10-K/A restates amounts included in the 2019 Annual Report as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information. The relevant unaudited interim financial information for each of the quarters during the years ended December 31, 2019 and 2018 has also been restated. See Note 16, Quarterly Results of Operations (Unaudited), in Item 8, Financial Statements and Supplementary Data, for such restated information.

The restatement also includes corrections for other errors previously identified as immaterial, individually and in the aggregate, to our consolidated financial statements. The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

RESULTS OF OPERATIONS

The restatement did not significantly impact the drivers of our consolidated results of operations. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information.

Discussion related to the restated quarterly information is included in Note 16, Quarterly Results of Operations (Unaudited).

The results of operations for Hamilton Beach Holding were as follows for the years ended December 31:

2019 Compared with 2018

	As Restated
	Year Ended December 31
	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Revenue	$611,786	100.0%	$630,082	100.0%	$(18,296)	(2.9)%
Cost of sales	483,234	79.0%	491,030	77.9%	(7,796)	(1.6)%
Gross profit	128,552	21.0%	139,052	22.1%	(10,500)	(7.6)%
Selling, general and administrative expenses	100,381	16.4%	104,121	16.5%	(3,740)	(3.6)%
Amortization of intangible assets	1,377	0.2%	1,381	0.2%	(4)	(0.3)%
Operating profit (loss)	26,794	4.4%	33,550	5.3%	(6,756)	(20.1)%
Interest expense, net	2,975	0.5%	2,916	0.5%	59	2.0%
Other expense (income), net	(358)	(0.1)%	149	—%	(507)	(340.3)%
Income (loss) from continuing operations before income taxes	24,177	4.0%	30,485	4.8%	(6,308)	(20.7)%
Income tax expense	9,084	1.5%	7,426	1.2%	1,658	22.3%
Net income from continuing operations	15,093	2.5%	23,059	3.7%	(7,966)	(34.5)%
Loss from discontinued operations, net of tax	(28,600)	n/m	(5,361)	n/m	(23,239)	n/m
Net (loss) income	$(13,507)		$17,698		$(31,205)

Effective income tax rate on continuing operations	37.6%	24.4%
The following table identifies the components of the change in revenue for 2019 compared with 2018:

As Restated
Revenue
2018	$630,082
(Decrease) increase from:
Unit volume and product mix	(19,613)
Foreign currency	(1,688)
Average sales price	3,005
2019	$611,786

Revenue - Revenue decreased $18.3 million, or 2.9%. The decline is primarily due to lower sales volume in the U.S. consumer, international consumer and global commercial markets. Globally, our ecommerce business grew 27%; however, these gains were more than offset by the adverse impact of tariffs, a loss of placements in the dollar store channel resulting from HBB's decision not to maintain very low margin business, ongoing foot traffic challenges at some retailers and other pressure points facing individual retail companies. Revenue in the global commercial market decreased due primarily to lower volume driven by the adverse impact of tariffs.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Gross profit - The decline in gross profit of $10.5 million, or 7.6%, is primarily due to lower sales volume. As a percentage of revenue, gross profit margin declined from 22.1% to 21.0% primarily due to increased inbound freight expenses, the adverse impact of tariffs and unfavorable foreign currency movements.

Selling, general and administrative expenses - The decrease in selling, general and administrative expenses was mainly attributable to a $5.2 million decline in environmental expense due to the reduction to the environmental reserve at one site of $3.2 million related to a change in the expected type and extent of investigation and remediation activities and to a $1.5 million reduction in environmental expense due to the probable recovery of investigation and remediation costs associated with the same site from a responsible party in exchange for release from all future obligations by that party. Additionally, advertising expenses declined $3.1 million and employee-related costs decreased $2.0 million due to reduced incentive compensation expense. These decreases were partially offset by a one-time charge of $3.2 million recorded in the second quarter of 2019 for a contingent loss related to patent litigation. Additionally, certain former employees of one of our Mexican subsidiaries engaged in unauthorized transactions with the Company’s Mexican subsidiaries and in doing so, expenditures were deferred on the balance sheet of the Company's Mexican subsidiaries beyond the period for which the costs pertained. Included in selling, general and administrative expenses are charges of $6.9 million in 2019 compared with charges of $4.9 million in 2018 to write-off unrealizable assets created as a result of these unauthorized transactions. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information.

Other expense (income), net - Other income in 2019 includes currency gains of $0.4 million compared with other expense in 2018 related to currency losses of $0.5 million as the Mexican peso strengthened against the U.S. dollar.

Income tax expense - The Company recognized income tax expense of $9.1 million on income from continuing operations before income taxes of $24.2 million, an effective tax rate of 37.6% compared to income tax expense of $7.4 million, an effective tax rate of 24.4%. The increase in the effective tax rate is primarily due to $2.0 million of deferred tax expense related to a change in judgment regarding the valuation allowance recorded against certain deferred tax assets of KC.
Additionally, certain former employees of one of our Mexican subsidiaries engaged in unauthorized transactions with the Company’s Mexican subsidiaries and in doing so expenditures were deferred on the balance sheet of the Mexican subsidiaries beyond the period for which the costs pertained. Included in selling, general and administrative expenses are non-cash charges to write-off unrealizable assets for which the corresponding tax benefit has been substantially offset by an increase in unrecognized tax benefits.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

2018 Compared with 2017

The results of operations for Hamilton Beach Holding were as follows for the years ended December 31:

	Year Ended December 31
	As Restated		As Restated
	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Revenue	$630,082	100.0%	$612,056	100.0%	$18,026	2.9%
Cost of sales	491,030	77.9%	475,939	77.8%	15,091	3.2%
Gross profit	139,052	22.1%	136,117	22.2%	2,935	2.2%
Selling, general and administrative expenses	104,121	16.5%	96,780	15.8%	7,341	7.6%
Amortization of intangible assets	1,381	0.2%	1,381	0.2%	—	—%
Operating profit	33,550	5.3%	37,956	6.2%	(4,406)	(11.6)%
Interest expense, net	2,916	0.5%	1,572	0.3%	1,344	85.5%
Other expense (income), net	149	—%	(692)	(0.1)%	841	(121.5)%
Income from continuing operations before income taxes	30,485	4.8%	37,076	6.1%	(6,591)	(17.8)%
Income tax expense	7,426	1.2%	18,967	3.1%	(11,541)	(60.8)%
Net income from continuing operations	23,059	3.7%	18,109	3.0%	4,950	27.3%
Loss from discontinued operations, net of tax	(5,361)	n/m	(2,225)	n/m	(3,136)	n/m
Net income	$17,698		$15,884		$1,814

Effective income tax rate on continuing operations	24.4%	51.2%
The following table identifies the components of the change in revenue for 2018 compared with 2017:

As Restated
Revenue
2017	$612,056
Increase (decrease) from:
Unit volume and product mix	12,910
Average sales price	6,485
Foreign currency	(1,369)
2018	$630,082

Revenue - Revenue increased $18.0 million, or 2.9%, primarily due to higher sales volume in the international consumer retail market and increased sales of new and higher-priced products, mainly in the U.S consumer and global commercial markets. Unfavorable foreign currency movements partially offset the increase in revenue as the Mexican peso, Brazilian Real and Canadian dollar weakened against the U.S. dollar during 2018.

Gross profit - Gross profit increased mainly due to higher sales volume in the international consumer retail market and increased sales of new and higher-priced products, mainly in the U.S consumer and global commercial markets. As a percentage of revenue, gross profit declined from 22.2% to 22.1% primarily due to increased warehouse, transportation, and product costs.

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
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

million and increased advertising expenses of $2.5 million, which were partially offset by the absence of $2.5 million of one-time costs incurred in the prior year to effect the spin-off from NACCO. Legal and professional service fees increased mainly due to patent litigation expenses and the increase in employee-related expenses was mainly due to merit compensation increases, as well as additional headcount to support HBB's strategic initiatives. Advertising expenses increased primarily due to increased consumer advertising campaigns to support the fall holiday-selling season. Included in selling, general and administrative expenses are charges of $4.9 million in 2018 compared with charges of $1.3 million in 2017 to write-off expenditures deferred on the balance sheet as a result of unauthorized transactions entered into by certain former employees of one of our Mexican subsidiaries. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information.

Interest expense, net - Interest expense, net increased $1.3 million primarily due to an increase in average borrowings outstanding under HBB's revolving credit facility.

Other expense, net - Other expense, net increased $0.8 million primarily due to foreign currency gains as the Mexican peso strengthened against the U.S. dollar during the period.

Income tax expense - The Company recognized income tax expense of $7.4 million on income from continuing operations before income taxes of $30.5 million (an effective tax rate of 24.4%). The effective income tax rate on continuing operations decreased from 51.2% in 2017 primarily due to a $4.7 million provisional tax charge resulting from the reduction in the U.S. federal corporate tax rate in 2018 as a result of the Tax Cuts and Jobs Act (the "Tax Act") and the absence of non-deductible spin-off related expenses incurred in the prior year to effect the spin-off from NACCO.
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

The following table presents selected cash flow information from continuing operations:

	As Restated
	Year Ended December 31
	2019	2018	2017
	(In thousands)
Net cash provided by operating activities from continuing operations	$222	$17,955	$28,303
Net cash used for investing activities from continuing operations	$(4,122)	$(7,759)	$(6,177)
Net cash provided by (used for) financing activities from continuing operations	$1,062	$(9,255)	$(26,532)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

December 31, 2019 Compared with December 31, 2018

Operating activities - Net cash provided by operating activities decreased $17.7 million in 2019 compared to the prior year primarily due to increased trade receivables, partially offset by a decline in inventory. Trade receivables increased primarily due to the timing of collections and increased fourth quarter sales in 2019 compared with prior year. The decline in inventory is primarily due to the continued efficient management of inventory levels.

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

December 31, 2018 Compared with December 31, 2017

Operating activities - Net cash provided by operating activities decreased by $10.3 million in 2018 primarily due to the net changes in operating assets and liabilities. The decrease is primarily due to the changes in working capital and the decline in the accounts payable to NACCO. The change in working capital is attributable to a decrease in accounts payable in 2018 compared with a large increase in 2017, which was partially offset by a decrease in accounts receivable in 2018 compared with a large increase in 2017 and a larger increase in inventory during 2017 compared with 2018. The change in accounts payable is mainly due to the timing of purchases and the change in accounts receivable, after consideration for the effect of the adoption of the new revenue standard in 2018, is mainly attributable to the timing of collections. The increase in inventory is primarily due to lower sales in the second half of 2018 compared with the sales forecast and higher product costs compared to 2017. The decline in the accounts payable to NACCO is primarily due to payments made to NACCO during 2018 under the tax allocation agreement.

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
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

FORWARD-LOOKING STATEMENTS

The statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K/A that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to each subsidiary's operations include, without limitation: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (2) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in or unavailability of quality or cost effective suppliers, (7) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which HBB buys, operates and/or sells products, (8) the impact of tariffs on customer purchasing patterns, (9) product liability, regulatory actions or other litigation, warranty claims or returns of products, (10) customer acceptance of, changes in costs of, or delays in the development of new products, (11) increased competition, including consolidation within the industry, (12) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB products, (13) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (14) risks associated with the wind down of KC including unexpected costs, contingent liabilities and the potential disruption of our other businesses, (15) the unpredictable nature of the coronavirus and its potential impact on our business, (16) the result of shareholder or governmental actions relating to the restatement of our financial statements and accounting and legal fees that we may incur in connection with the restatement, (17) our ability to successfully remediate the material weaknesses in our internal control over financial reporting disclosed in this Form 10-K/A within the time periods and in the manner currently anticipated, additional material weaknesses or other deficiencies that may arise in the future or our ability to maintain an effective system of internal controls and (18) other risk factors, including those described in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K/A for the year ended December 31, 2019.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K/A and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2019 that would require disclosure pursuant to this Item 9.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. At the time of our Original Filing, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures were effective as of December 31, 2019. Subsequent to the evaluation made in connection with the Original Filing, our Chief Executive Officer and Chief Financial Officer have re-evaluated the effectiveness of our disclosure controls and procedures in connection with the restatement of our consolidated financial statements that resulted from wrongdoing by certain former employees of one of our Mexican subsidiaries. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, due to the existence of the material weaknesses in our internal control over financial reporting at our Mexican subsidiaries as described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019 due to the material weaknesses at our Mexican subsidiaries described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified deficiencies at our Mexican subsidiaries as follows:

•
Review controls performed at our Mexican subsidiaries did not operate effectively as account reconciliations and manual journal entries were not supported by accurate and complete information, which resulted in expenditures being deferred on the balance sheet beyond the period for which the costs pertained and the failure to detect unauthorized transactions deferred on the balance sheet as a result of wrongdoing by certain former employees of one of our Mexican subsidiaries; and

•
Transaction level controls over authorization of spending with vendors, adjusting product costing and selling prices, new customer setup and accounting for price concessions with our customers at our Mexican subsidiaries were not sufficiently designed or operating effectively to provide reasonable assurance regarding the prevention and timely detection of misappropriation of assets.

We have concluded that each of these deficiencies at our Mexican subsidiaries constitutes a material weakness in our internal control over financial reporting.
The Company's effectiveness of internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K/A and incorporated herein by reference.

Remediation of Material Weaknesses: We have evaluated the material weaknesses and have developed a plan of remediation to strengthen our internal controls over financial reporting at our Mexican subsidiaries which include the remediation efforts summarized below. Some remediation efforts have been implemented, while others are in the process of being implemented. The remediation efforts are intended to address the deficiencies and enhance our overall internal control environment:

•
Personnel Actions - We have terminated employees of one of our Mexican subsidiaries found to have engaged in misconduct, which included collusion between these employees and vendors and customers of our Mexican subsidiaries in which such employees had an interest. Additional training on our code of conduct will be implemented for all employees of our Mexican subsidiaries.

•
Organizational Enhancements - We have implemented and are in the process of implementing organizational enhancements as follows: (i) augmenting our local accounting team for our Mexican subsidiaries with additional professionals with the relevant levels of accounting and controls knowledge, experience and training in the area of account reconciliations and manual journal entries to validate that account reconciliations and manual journal entries are supported by accurate and complete information; (ii) developing a more comprehensive review process and monitoring controls over the approval for vendor payments, changes to product cost and selling prices, approval for new customer setup including related terms and accounting for price concessions with our customers at our Mexican subsidiaries; and (iii) outsourcing functions at our Mexican subsidiaries where third-party service providers provide expertise or technical skillset, as appropriate.

We believe the measures described above along with other elements of our remediation plan will remediate the material weaknesses identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and have begun to implement the steps described above. We will also continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or we may modify certain of the remediation measures described above. We will not consider our material weaknesses remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting: There have been no changes in the Company's internal control over financial reporting, that occurred during the fourth quarter of 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Information regarding the executive officers of the Company is included in this Form 10-K/A as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Documents that are filed as part of this report
The response to Item 15(a)(1) is set forth beginning at page F-2 of this Form 10-K/A.
(a)(2) Financial Statement Schedules
The response to Item 15(a)(2) is set forth beginning at page F-34 of this Form 10-K/A.
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item15(b) of this Annual Report on Form 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hamilton Beach Brands Holding Company
(Registrant)

	Signature	Title	Date
By:	/s/ Michelle O. Mosier	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)	July 23, 2020
Michelle O. Mosier

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Hamilton Beach Brands Holding Company hereby appoints Michelle O. Mosier as the true and lawful attorney or attorney-in-fact, with full power of substitution and revocation, for the undersigned and in the name, place and stead of the undersigned, to sign on behalf of the undersigned as director of Hamilton Beach Brands Holding Company, a Delaware corporation, an Annual Report pursuant to Section 13 of the Securities Exchange Act of 1934 on Form 10-K/A for the fiscal year ended December 31, 2019 and to sign any and all amendments to such Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney or attorney-in-fact full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney or attorney-in-fact substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory H. Trepp
Gregory H. Trepp	President and Chief Executive Officer (Principal Executive Officer), Director	July 23, 2020

/s/ Michelle O. Mosier
Michelle O. Mosier	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)	July 23, 2020

/s/ Mark R. Belgya
Mark R. Belgya	Director	July 23, 2020

/s/ J.C. Butler, Jr.
J.C. Butler, Jr.	Director	July 23, 2020

/s/ Paul D. Furlow
Paul D. Furlow	Director	July 23, 2020

Signature	Title	Date

/s/ John P. Jumper
John P. Jumper	Director	July 23, 2020

/s/ Dennis W. LaBarre
Dennis W. LaBarre	Director	July 23, 2020

/s/ Michael S. Miller
Michael S. Miller	Director	July 23, 2020

/s/ Alfred M. Rankin, Jr.
Alfred M. Rankin, Jr.	Director	July 23, 2020

/s/ Thomas T. Rankin
Thomas T. Rankin	Director	July 23, 2020

/s/ James A. Ratner
James A. Ratner	Director	July 23, 2020

/s/ Clara R. Williams
Clara R. Williams	Director	July 23, 2020

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2020, except for the effect of the material weaknesses described in the second and third paragraphs as to which the date is July 23, 2020, expressed an adverse opinion thereon.

Restatement of 2019, 2018 and 2017 Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2019, 2018 and 2017 consolidated financial statements have been restated to correct certain misstatements.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017

Cleveland, Ohio
February 26, 2020, except for the effect of the restatement disclosed in Note 2, as to which the date is July 23, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hamilton Beach Brands Holding Company

Opinion on Internal Control over Financial Reporting

We have audited Hamilton Beach Brands Holding Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Hamilton Beach Brands Holding Company (the Company) has not maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

In our report dated February 26, 2020, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria. Management has subsequently identified deficiencies in the design and operating effectiveness of its controls related to (1) the Company’s Mexican subsidiaries' review controls as account reconciliations and manual journal entries were not supported by accurate and complete information and failed to detect unauthorized transactions and (2) controls at the Company’s Mexican subsidiaries over authorizations for spending with vendors, adjusting product costs and selling prices, new customer setup and accounting for price concessions with customers, and has further concluded that such deficiencies represented material weaknesses as of December 31, 2019. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2019. Accordingly, our present opinion on the effectiveness of December 31, 2019’s internal control over financial reporting as of December 31, 2019, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified material weaknesses in controls related to the Company's Mexican subsidiaries' (1) review controls over account reconciliations and manual journal entries and (2) controls at its Mexican subsidiaries over authorizations for spending with vendors, adjusting product costs and selling prices, new customer setup and accounting for price concessions with customers.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated February 26, 2020, except for the effect of the restatement disclosed in Note 2 as to which the date is July 23, 2020, which expressed an unqualified opinion on those financial statements.

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

/s/ Ernst & Young LLP

Cleveland, Ohio
February 26, 2020, except for the effect of the material weaknesses described in the second and third paragraphs above,
as to which the date is July 23, 2020

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	As Restated
	Year Ended December 31
	2019	2018	2017
	(In thousands, except per share data)
Revenue	$611,786	$630,082	$612,056
Cost of sales	483,234	491,030	475,939
Gross profit	128,552	139,052	136,117
Selling, general and administrative expenses	100,381	104,121	96,780
Amortization of intangible assets	1,377	1,381	1,381
Operating profit	26,794	33,550	37,956
Interest expense, net	2,975	2,916	1,572
Other expense (income), net	(358)	149	(692)
Income from continuing operations before income taxes	24,177	30,485	37,076
Income tax expense	9,084	7,426	18,967
Net income from continuing operations	15,093	23,059	18,109
Loss from discontinued operations, net of tax	(28,600)	(5,361)	(2,225)
Net income (loss)	$(13,507)	$17,698	$15,884

Basic and diluted earnings (loss) per share:
Continuing operations	$1.10	$1.68	$1.32
Discontinued operations	(2.09)	(0.39)	(0.16)
Basic and diluted earnings (loss) per share	$(0.99)	$1.29	$1.16

Basic weighted average shares outstanding	13,690	13,699	13,673
Diluted weighted average shares outstanding	13,726	13,731	13,685
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	As Restated
	Year Ended December 31
	2019	2018	2017
	(In thousands)
Net income (loss)	$(13,507)	$17,698	$15,884
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	510	(73)	648
Loss on long-term intra-entity foreign currency transactions	(79)	(1,006)	—
Cash flow hedging activity	(1,569)	100	(749)
Reclassification of hedging activities into earnings	349	153	641
Pension plan adjustment	1,410	(1,920)	1,510
Reclassification of pension adjustments into earnings	348	556	306
Total other comprehensive income (loss), net of tax	$969	$(2,190)	$2,356
Comprehensive income (loss)	$(12,538)	$15,508	$18,240
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	As Restated
	December 31
	2019	2018
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$2,142	$4,420
Trade receivables, net	108,381	98,361
Inventory	109,806	122,808
Prepaid expenses and other current assets	11,345	15,396
Current assets of discontinued operations	5,383	27,879
Total current assets	237,057	268,864
Property, plant and equipment, net	22,324	20,842
Goodwill	6,253	6,253
Other intangible assets, net	3,141	4,519
Deferred income taxes	6,248	5,794
Deferred costs	10,941	7,868
Other non-current assets	2,085	2,672
Non-current assets of discontinued operations	614	4,606
Total assets	$288,663	$321,418
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$111,348	$119,271
Accounts payable to NACCO Industries, Inc.	496	2,416
Revolving credit agreements	23,497	11,624
Accrued compensation	15,027	15,878
Accrued product returns	8,697	10,698
Other current liabilities	12,534	22,922
Current liabilities of discontinued operations	29,723	22,820
Total current liabilities	201,322	205,629
Revolving credit agreements	35,000	35,000
Other long-term liabilities	16,075	22,011
Non-current liabilities of discontinued operations	—	1,960
Total liabilities	252,397	264,600
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—
Class A Common stock, par value $0.01 per share; 9,805 and 9,291 shares issued as of December 31, 2019 and 2018, respectively	98	93
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis; 4,076 and 4,422 shares issued as of December 31, 2019 and 2018, respectively	41	44
Capital in excess of par value	54,509	51,714
Treasury stock	(5,960)	—
Retained earnings	3,710	22,068
Accumulated other comprehensive loss	(16,132)	(17,101)
Total stockholders’ equity	36,266	56,818
Total liabilities and stockholders' equity	$288,663	$321,418

See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Restated
	Year Ended December 31
	2019	2018	2017
	(In thousands)
Operating activities
Net income from continuing operations	$15,093	$23,059	$18,109
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,002	4,277	4,072
Deferred income taxes	1,487	5,474	3,475
Stock compensation expense	2,797	3,618	323
Other	616	837	(1,167)
Net changes in operating assets and liabilities:
Affiliate payable	(1,920)	(5,300)	866
Trade receivables	(22,769)	18,529	(8,128)
Inventory	13,674	(12,255)	(16,566)
Other assets	1,127	(4,586)	(1,295)
Accounts payable	(7,043)	(7,719)	25,009
Other liabilities	(6,842)	(7,979)	3,605
Net cash provided by operating activities from continuing operations	222	17,955	28,303
Investing activities
Expenditures for property, plant and equipment	(4,122)	(7,759)	(6,198)
Other	—	—	21
Net cash used for investing activities from continuing operations	(4,122)	(7,759)	(6,177)
Financing activities
Net additions (reductions) to revolving credit agreements	11,873	(4,597)	12,630
Purchase of treasury stock	(5,960)	—	—
Cash dividends paid	(4,851)	(4,658)	(1,162)
Cash dividends to NACCO Industries, Inc.	—	—	(38,000)
Net cash provided by (used for) financing activities from continuing operations	1,062	(9,255)	(26,532)
Cash flows from discontinued operations
Net cash provided by (used for) operating activities from discontinued operations	3,953	(5,499)	5,137
Net cash provided by (used for) investing activities from discontinued operations	585	(305)	(1,176)
Net cash used for financing activities from discontinued operations	(103)	—	(70)
Cash provided by (used for) discontinued operations	4,435	(5,804)	3,891
Effect of exchange rate changes on cash	(785)	309	81
Cash and Cash Equivalents
(Decrease) increase for the year from continuing operations	(3,623)	1,250	(4,325)
Increase (decrease) for the year from discontinued operations	4,435	(5,804)	3,891
Balance at the beginning of the year	6,352	10,906	11,340
Balance at the end of the year	$7,164	$6,352	$10,906
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value (1)	Treasury Stock	Retained Earnings (1)	Accumulated Other Comprehensive Income (Loss)(1)	Total Stockholders' Equity (1)
	(In thousands, except per share data)
Balance, January 1, 2017 (As previously reported)	$—	$—	$75,031	$—	$6,738	$(16,501)	$65,268
Cumulative restatement adjustments	$—	$—	$—	$—	$(2,722)	$402	$(2,320)
Balance as Restated, January 1, 2017	$—	$—	$75,031	$—	$4,016	$(16,099)	$62,948
Net income	—	—	—	—	15,884	—	15,884
Issuance of common stock, net of conversions	88	48	(136)	—	—	—	—
Cash dividends to NACCO Industries, Inc.	—	—	(27,122)	—	(10,878)	—	(38,000)
Cash dividends, $0.085 per share	—	—	—	—	(1,162)	—	(1,162)
Other comprehensive income	—	—	—	—	—	1,409	1,409
Reclassification adjustment to net income	—	—	—	—	—	947	947
Balance as Restated, December 31, 2017	$88	$48	$47,773	$—	$7,860	$(13,743)	$42,026
Net income	—	—	—	—	17,698	—	17,698
Issuance of common stock, net of conversions	5	(4)	323	—	—	—	324
Stock compensation expense	—	—	3,618	—	—	—	3,618
Cash dividends, $0.34 per share	—	—	—	—	(4,658)	—	(4,658)
Reclassification due to adoption of ASU 2018-02	—	—	—	—	1,168	(1,168)	—
Other comprehensive loss	—	—	—	—	—	(2,899)	(2,899)
Reclassification adjustment to net income	—	—	—	—	—	709	709
Balance as Restated, December 31, 2018	$93	$44	$51,714	$—	$22,068	$(17,101)	$56,818
Net loss	—	—	—	—	(13,507)	—	(13,507)
Issuance of common stock, net of conversions	5	(3)	(2)	—	—	—	—
Purchase of treasury stock	—	—	—	(5,960)	—	—	(5,960)
Stock compensation expense	—	—	2,797	—	—	—	2,797
Cash dividends, $0.355 per share	—	—	—	—	(4,851)	—	(4,851)
Other comprehensive income	—	—	—	—	—	272	272
Reclassification adjustment to net income (loss)	—	—	—	—	—	697	697
Balance as Restated, December 31, 2019	$98	$41	$54,509	$(5,960)	$3,710	$(16,132)	$36,266
See notes to consolidated financial statements.
(1) As Restated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Hamilton Beach Brands Holding Company is an operating holding company and operates through its two wholly-owned subsidiaries Hamilton Beach Brands, Inc. (“HBB”) and The Kitchen Collection, LLC (“KC”) (collectively “Hamilton Beach Holding” or the “Company”). On October 10, 2019, the Company’s board of directors (the “Board”) approved the wind down of KC and its retail operations. By December 31, 2019, all KC stores were closed and the reportable segment qualifies to be reported as discontinued operations. On January 21, 2020, the Board approved the dissolution of the KC legal entity and a Certificate of Dissolution of Ohio Limited Liability Company was filed with the Ohio Secretary of State. See Note 3 for further information on discontinued operations.

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
HBB maintains significant trade receivables balances with several large retail customers. At December 31, 2019 and 2018, receivables from HBB’s five largest customers represented 69% and 57%, respectively, of HBB's net trade receivables. HBB’s significant credit concentration is uncollateralized; however, historically, minimal credit losses have been incurred.
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

NOTE 2 - Restatement of Previously Issued Consolidated Financial Statements

Restatement
During the quarter ended March 31, 2020, the Company discovered certain accounting irregularities at its Mexican subsidiaries. The Company’s Audit Review Committee commenced an internal investigation, with the assistance of outside counsel and other third party experts. As a result of this investigation, the Company, along with the Audit Review Committee and its third party experts, concluded that certain former employees of one of the Company’s Mexican subsidiaries engaged in unauthorized transactions with the Company’s Mexican subsidiaries that resulted in expenditures being deferred on the balance sheet beyond the period for which the costs pertained. As a result, the Company recorded a non-cash write-off for certain amounts included in the Company’s historical consolidated financial statements in trade receivables and prepaid expenses and other current assets, among other corrections, related to these transactions, and restated its consolidated financial statements as of and for the years ended December 31, 2019, 2018, and 2017 and each of the quarters during the years ended December 31, 2019 and 2018. During the course of the investigation, certain expenses at the Company's Mexican subsidiaries were found to be incorrectly classified within the consolidated statement of operations and have also been corrected in the restatement. These misstatements are described in restatement reference (a) through (d) below. The restated interim financial information for the relevant unaudited interim financial information for the quarterly periods of 2019 and 2018, is included in Note 16, Quarterly Results of Operations (Unaudited).
The restatement also includes corrections for other errors identified as immaterial, individually and in the aggregate, to our consolidated financial statements.

Description of Misstatements

(a) Write-off of Assets: Certain former employees of one of the Company's Mexican subsidiaries engaged in unauthorized transactions with the Company’s Mexican subsidiaries and vendors in which the employees had an interest. In doing so, expenditures were deferred on the balance sheet beyond the period for which the costs pertained. The amounts were recorded as trade receivables, prepaid expenses and other current assets, and reductions in accrued liabilities. The amounts have been written off to selling, general and administrative expenses. Where these write-offs caused the balance in prepaid expenses and other current assets to become a liability, the balance has been reclassified from prepaid expenses and other assets to other current liabilities.

(b) Reversal of Revenue: Certain former employees of one of our Mexican subsidiaries engaged in sales activities to customers in which the employees had an interest. The Company concluded that these unauthorized transactions did not meet the criteria for revenue recognition at the time of sale and the revenue has been reversed.

(c) Correction of misclassification of Selling and Marketing Expenses: Certain former employees of one of our Mexican subsidiaries engaged a third-party, in which the employees had an interest, to perform selling and marketing activities on behalf of the Mexican subsidiaries. Amounts paid for the selling and marketing activities had previously been treated as variable consideration and reflected as a reduction to revenue; however, the amounts should be reflected as selling, general and administrative expenses.

(d) Correction for the timing of recognition of customer price concessions: Customer price concessions at our Mexican subsidiaries were not accrued timely in order to obscure the increased expenses due to unauthorized transactions as described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

(e) Tax adjustments for corrections: The tax impacts of the corrections have been recorded.

(f) Correction of other immaterial errors

Description of Restatement Tables

The following tables present the impact of the restatement on our previously reported consolidated statements of operations, statements of comprehensive income (loss), balance sheets, statements of equity, and statements of cash flows for the years ended December 31, 2019 and December 31, 2018 and the impact of the restatement on our previously reported consolidated statements of operations, statements of comprehensive income (loss), statements of equity, and statements of cash flows for the year ended December 31, 2017. The values as previously reported were derived from our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 26, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2019
	As Previously Reported	Restatement Impacts	Restatement References	As Restated
	(In thousands, except per share data)
Revenue	$612,843	$(1,057)	a,b,c,d,f	$611,786
Cost of sales	483,298	(64)	f	483,234
Gross profit	129,545	(993)		128,552
Selling, general and administrative expenses	91,302	9,079	a,c,f	100,381
Amortization of intangible assets	1,377	—		1,377
Operating profit	36,866	(10,072)		26,794
Interest expense, net	2,975	—		2,975
Other expense (income), net	(502)	144	f	(358)
Income from continuing operations before income taxes	34,393	(10,216)		24,177
Income tax expense	9,315	(231)	e	9,084
Net income from continuing operations	25,078	(9,985)		15,093
Loss from discontinued operations, net of tax	(28,600)	—		(28,600)
Net income (loss)	$(3,522)	$(9,985)		$(13,507)

Basic and diluted earnings (loss) per share:
Continuing operations	$1.83	$(0.73)		$1.10
Discontinued operations	(2.09)	—		(2.09)
Basic and diluted earnings (loss) per share	$(0.26)	$(0.73)		$(0.99)

Basic weighted average shares outstanding	13,690			13,690
Diluted weighted average shares outstanding	13,726			13,726
(a) Write-off of Assets: The correction of these misstatements resulted in a decrease to revenue of $0.4 million and an increase to selling, general and administrative ("SG&A") expense of $6.9 million
(b) Reversal of Revenue: The correction of these misstatements resulted in a decrease to revenue of $1.1 million
(c) Correction of misclassification of Selling and Marketing Expenses: The correction of these misstatements resulted in an increase to revenue and an increase to SG&A expense of $1.6 million
(d) Correction for the timing of recognition of customer price concessions: The correction of these misstatements resulted in a decrease to revenue of $1.3 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in a decrease to income tax expense of $0.2 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in an increase to revenue of $0.1 million, a decrease to cost of sales of $0.1 million, an increase to SG&A expense of $0.6 million, and an increase in other expense of $0.1 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018
	As Previously Reported	Restatement Impacts	Restatement References	As Restated
Revenue	$629,710	$372	c,f	$630,082
Cost of sales	492,195	(1,165)	f	491,030
Gross profit	137,515	1,537		139,052
Selling, general and administrative expenses	97,964	6,157	a,c,f	104,121
Amortization of intangible assets	1,381	—		1,381
Operating profit	38,170	(4,620)		33,550
Interest expense, net	2,916	—		2,916
Other expense (income), net	293	(144)	f	149
Income from continuing operations before income taxes	34,961	(4,476)		30,485
Income tax expense	7,816	(390)	e	7,426
Net income from continuing operations	27,145	(4,086)		23,059
Loss from discontinued operations, net of tax	(5,361)	—		(5,361)
Net income (loss)	$21,784	$(4,086)		$17,698

Basic and diluted earnings (loss) per share:
Continuing operations	$1.98	$(0.30)		$1.68
Discontinued operations	(0.39)	—		(0.39)
Basic and diluted earnings (loss) per share	$1.59	$(0.30)		$1.29

Basic weighted average shares outstanding	13,699			13,699
Diluted weighted average shares outstanding	13,731			13,731

(a) Write-off of Assets: The correction of these misstatements resulted in an increase to selling, general and administrative ("SG&A") expense of $4.9 million
(c) Correction of misclassification of Selling and Marketing Expenses: The correction of these misstatements resulted in an increase to revenue and an increase to SG&A expense of $1.5 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in a decrease to income tax expense of $0.4 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in a decrease to revenue of $1.1 million, a decrease to cost of sales of $1.2 million, a decrease to SG&A expense of $0.2 million, and a decrease in other expense of $0.1 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017
	As Previously Reported	Restatement Impacts	Restatement References	As Restated
Revenue	$612,229	$(173)	c,d,f	$612,056
Cost of sales	477,220	(1,281)	f	475,939
Gross profit	135,009	1,108		136,117
Selling, general and administrative expenses	93,700	3,080	a,c,f	96,780
Amortization of intangible assets	1,381	—		1,381
Operating profit	39,928	(1,972)		37,956
Interest expense, net	1,572	—		1,572
Other expense (income), net	(692)	—		(692)
Income from continuing operations before income taxes	39,048	(1,972)		37,076
Income tax expense	18,918	49	e	18,967
Net income from continuing operations	20,130	(2,021)		18,109
Loss from discontinued operations, net of tax	(2,225)	—		(2,225)
Net income (loss)	$17,905	$(2,021)		$15,884

Basic and diluted earnings (loss) per share:
Continuing operations	$1.47	$(0.15)		$1.32
Discontinued operations	(0.16)	—		(0.16)
Basic and diluted earnings (loss) per share	$1.31	$(0.15)		$1.16

Basic weighted average shares outstanding	13,673			13,673
Diluted weighted average shares outstanding	13,685			13,685
(a) Write-off of Assets: The correction of these misstatements resulted in an increase to selling, general and administrative ("SG&A") expense of $1.3 million
(c) Correction of misclassification of Selling and Marketing Expenses: The correction of these misstatements resulted in an increase to revenue and an increase to SG&A expense of $1.6 million
(d) Correction for the timing of recognition of customer price concessions: The correction of these misstatements resulted in a decrease to revenue of $0.3 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in an increase to income tax expense of $0.1 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in a decrease to revenue of $1.5 million, a decrease to cost of sales of $1.3 million, and an increase to SG&A expense of $0.2 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2019
	As Previously Reported	Restatement Impacts	As Restated
	(In thousands)
Net income (loss)	$(3,522)	$(9,985)	$(13,507)
Other comprehensive income (loss), net of tax:		—
Foreign currency translation adjustment	1,101	(591)	510
(Loss) gain on long-term intra-entity foreign currency transactions	(79)	—	(79)
Cash flow hedging activity	(1,713)	144	(1,569)
Reclassification of hedging activities into earnings	349	—	349
Pension plan adjustment	1,410	—	1,410
Reclassification of pension adjustments into earnings	254	94	348
Total other comprehensive income (loss), net of tax	1,322	(353)	969
Comprehensive income (loss)	$(2,200)	$(10,338)	$(12,538)
See description of the net income (loss) impacts in the consolidated statement of operations for the year ended December 31, 2019 section above.
The decrease to foreign currency translation adjustments is the result of the translation impacts of restatements in the write-off of assets, reversal of revenue and timing of recognition of customer pricing concessions categories.
The increases to cash flow hedging and the reclassification of pension adjustments are from the correction of other immaterial errors.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2018
	As Previously Reported	Restatement Impacts	As Restated
Net income (loss)	$21,784	$(4,086)	$17,698
Other comprehensive income (loss), net of tax:		—
Foreign currency translation adjustment	(159)	86	(73)
(Loss) gain on long-term intra-entity foreign currency transactions	(1,006)	—	(1,006)
Cash flow hedging activity	244	(144)	100
Reclassification of hedging activities into earnings	153	—	153
Pension plan adjustment	(1,920)	—	(1,920)
Reclassification of pension adjustments into earnings	650	(94)	556
Total other comprehensive loss, net of tax	(2,038)	(152)	(2,190)
Comprehensive income (loss)	$19,746	$(4,238)	$15,508

See description of the net income (loss) impacts in the consolidated statement of operations for the year ended December 31, 2018 section above.
The increase to foreign currency translation adjustments is the result of the translation impacts of restatements in the write-off of assets category.
The decreases to cash flow hedging and the reclassification of pension adjustments are from the correction of other immaterial errors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2017
	As Previously Reported	Restatement Impacts	As Restated
Net income (loss)	$17,905	$(2,021)	$15,884
Other comprehensive income (loss), net of tax:		—
Foreign currency translation adjustment	689	(41)	648
(Loss) gain on long-term intra-entity foreign currency transactions	—	—	—
Cash flow hedging activity	(749)	—	(749)
Reclassification of hedging activities into earnings	641	—	641
Pension plan adjustment	1,510	—	1,510
Reclassification of pension adjustments into earnings	306	—	306
Total other comprehensive income (loss), net of tax	2,397	(41)	2,356
Comprehensive income (loss)	$20,302	$(2,062)	$18,240
See description of the net income (loss) impacts in the consolidated statement of operations for the year ended December 31, 2017 section above.
The decrease to foreign currency translation adjustments is the result of the translation impacts of restatements in the write-off of assets category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONSOLIDATED BALANCE SHEETS

	December 31, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$2,142	$—		$2,142
Trade receivables, net	113,781	(5,400)	a,b,d	108,381
Inventory	109,621	185	f	109,806
Prepaid expenses and other current assets	23,102	(11,757)	a,b,f	11,345
Current assets of discontinued operations	5,383	—		5,383
Total current assets	254,029	(16,972)		237,057
Property, plant and equipment, net	22,324	—		22,324
Goodwill	6,253	—		6,253
Other intangible assets, net	3,141	—		3,141
Deferred income taxes	3,853	2,395	e	6,248
Deferred costs	10,941	—		10,941
Other non-current assets	2,085	—		2,085
Non-current assets of discontinued operations	614	—		614
Total assets	$303,240	$(14,577)		$288,663
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$111,117	$231	f	$111,348
Accounts payable to NACCO Industries, Inc.	496	—		496
Revolving credit agreements	23,497	—		23,497
Accrued compensation	14,277	750	f	15,027
Accrued product returns	8,697	—		8,697
Other current liabilities	12,873	(339)	a,e	12,534
Current liabilities of discontinued operations	29,723	—		29,723
Total current liabilities	200,680	642		201,322
Revolving credit agreements	35,000	—		35,000
Other long-term liabilities	12,501	3,574	e	16,075
Total liabilities	248,181	4,216		252,397
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—		—
Class A Common stock, par value $0.01 per share; 9,805 shares issued as of December 31, 2019	98	—		98
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis; 4,076 shares issued as of December 31, 2019	41	—		41
Capital in excess of par value	54,344	165	f	54,509
Treasury stock	(5,960)	—		(5,960)
Retained earnings	22,524	(18,814)	a,b,d,e,f	3,710
Accumulated other comprehensive loss	(15,988)	(144)	a,b,d,e	(16,132)
Total stockholders’ equity	55,059	(18,793)		36,266
Total liabilities and stockholders' equity	$303,240	$(14,577)		$288,663

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

(a) Write-off of Assets: The correction of these misstatements resulted in a decrease to trade receivables of $2.5 million, a reduction to prepaid expenses and other current assets of $12.4 million, and an increase to other current liabilities of $0.9 million
(b) Reversal of Revenue: The correction of these misstatements resulted in a decrease to trade receivables of $1.3 million and an increase to prepaid expenses and other current assets of $0.2 million
(d) Correction for the timing of recognition of customer price concessions: The correction of these misstatements resulted in a decrease to trade receivables of $1.6 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in an increase to deferred income taxes of $2.4 million, a decrease to other current liabilities of $1.2 million, and an increase to other long-term liabilities of $3.6 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in an increase to prepaid expenses and other current assets of $0.5 million, an increase to inventory of $0.2 million, an increase to accounts payable of $0.2 million, an increase to accrued compensation of $0.7 million, and an increase to capital in excess of par of $0.2 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONSOLIDATED BALANCE SHEETS

`	December 31, 2018
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Assets
Current assets
Cash and cash equivalents	$4,420	$—		$4,420
Trade receivables, net	100,821	(2,460)	a,f	98,361
Inventory	122,697	111	f	122,808
Prepaid expenses and other current assets	22,332	(6,936)	a	15,396
Current assets of discontinued operations	27,879	—		27,879
Total current assets	278,149	(9,285)		268,864
Property, plant and equipment, net	20,842	—		20,842
Goodwill	6,253	—		6,253
Other intangible assets, net	4,519	—		4,519
Deferred income taxes	5,518	276	e	5,794
Deferred costs	7,868	—		7,868
Other non-current assets	2,672	—		2,672
Non-current assets of discontinued operations	4,606	—		4,606
Total assets	$330,427	$(9,009)		$321,418
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$119,264	$7	f	$119,271
Accounts payable to NACCO Industries, Inc.	2,416	—		2,416
Revolving credit agreements	11,624	—		11,624
Accrued compensation	15,525	353	f	15,878
Accrued product returns	10,698	—		10,698
Other current liabilities	24,554	(1,632)	a,d,e,f	22,922
Current liabilities of discontinued operations	22,820	—		22,820
Total current liabilities	206,901	(1,272)		205,629
Revolving credit agreements	35,000	—		35,000
Other long-term liabilities	21,128	883	e	22,011
Non-current liabilities of discontinued operations	1,960	—		1,960
Total liabilities	264,989	(389)		264,600
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—		—
Class A Common stock, par value $0.01 per share; 9,291 shares issued as of December 31, 2018	93	—		93
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis; 4,422 shares issued as of December 31, 2018	44	—		44
Capital in excess of par value	51,714	—		51,714
Treasury stock	—	—		—
Retained earnings	30,897	(8,829)	a,d,e,f	22,068
Accumulated other comprehensive loss	(17,310)	209	a,d,e,f	(17,101)
Total stockholders’ equity	65,438	(8,620)		56,818
Total liabilities and stockholders' equity	$330,427	$(9,009)		$321,418

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

(a) Write-off of Assets: The correction of these misstatements resulted in a decrease to trade receivables of $0.6 million, a reduction to prepaid expenses and other current assets of $6.9 million, and an increase to other current liabilities of $0.6 million
(d) Correction for the timing of recognition of customer price concessions: The correction of these misstatements resulted in an increase to other current liabilities of $0.2 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in an increase to deferred income taxes of $0.3 million, a decrease to other current liabilities of $0.4 million, and an increase to other long-term liabilities of $0.9 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in a decrease to trade receivables of $1.9 million, an increase to inventory of $0.1 million, an increase to accrued compensation of $0.4 million, and a decrease to other current liabilities of $2.0 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019
	As Previously Reported	Restatement Impacts	As Restated
	(In thousands)
Operating activities
Net income from continuing operations	$25,078	$(9,985)	$15,093
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,002	—	4,002
Deferred income taxes	3,248	(1,761)	1,487
Stock compensation expense	2,632	165	2,797
Other	471	145	616
Net changes in operating assets and liabilities:
Affiliate payable	(1,920)	—	(1,920)
Trade receivables	(25,586)	2,817	(22,769)
Inventory	13,756	(82)	13,674
Other assets	(3,121)	4,248	1,127
Accounts payable	(7,257)	214	(7,043)
Other liabilities	(11,101)	4,259	(6,842)
Net cash provided by operating activities from continuing operations	202	20	222
Investing activities
Expenditures for property, plant and equipment	(4,122)	—	(4,122)
Other	—	—	—
Net cash used for investing activities from continuing operations	(4,122)	—	(4,122)
Financing activities
Net additions (reductions) to revolving credit agreements	11,873	—	11,873
Purchase of treasury stock	(5,960)	—	(5,960)
Cash dividends paid	(4,851)	—	(4,851)
Cash dividends to NACCO Industries, Inc.	—	—	—
Net cash provided by (used for) financing activities from continuing operations	1,062	—	1,062
Cash flows from discontinued operations
Net cash provided by (used for) operating activities from discontinued operations	3,953	—	3,953
Net cash provided by (used for) investing activities from discontinued operations	585	—	585
Net cash used for financing activities from discontinued operations	(103)	—	(103)
Cash provided by (used for) discontinued operations	4,435	—	4,435
Effect of exchange rate changes on cash	(765)	(20)	(785)
Cash and Cash Equivalents
(Decrease) increase for the year from continuing operations	(3,623)	—	(3,623)
Increase (decrease) for the year from discontinued operations	4,435	—	4,435
Balance at the beginning of the year	6,352	—	6,352
Balance at the end of the year	$7,164	$—	$7,164
See description of the net income impacts in the consolidated statement of operations for the year ended December 31, 2019 section above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The only impact of the corrections for misstatements on net cash provided by operating activities from continuing operations was due to the effect of exchange rate changes on cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018
	As Previously Reported	Restatement Impacts	As Restated
Operating activities
Net income from continuing operations	$27,145	$(4,086)	$23,059
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,277	—	4,277
Deferred income taxes	5,185	289	5,474
Stock compensation expense	3,618	—	3,618
Other	868	(31)	837
Net changes in operating assets and liabilities:
Affiliate payable	(5,300)	—	(5,300)
Trade receivables	16,298	2,231	18,529
Inventory	(12,308)	53	(12,255)
Other assets	(10,509)	5,923	(4,586)
Accounts payable	(7,756)	37	(7,719)
Other liabilities	(4,195)	(3,784)	(7,979)
Net cash provided by operating activities from continuing operations	17,323	632	17,955
Investing activities
Expenditures for property, plant and equipment	(7,759)	—	(7,759)
Other	—	—	—
Net cash used for investing activities from continuing operations	(7,759)	—	(7,759)
Financing activities
Net additions (reductions) to revolving credit agreements	(4,597)	—	(4,597)
Purchase of treasury stock	—	—	—
Cash dividends paid	(4,658)	—	(4,658)
Cash dividends to NACCO Industries, Inc.	—	—	—
Net cash provided by (used for) financing activities from continuing operations	(9,255)	—	(9,255)
Cash flows from discontinued operations		—
Net cash provided by (used for) operating activities from discontinued operations	(5,499)	—	(5,499)
Net cash provided by (used for) investing activities from discontinued operations	(305)	—	(305)
Net cash used for financing activities from discontinued operations	—	—	—
Cash provided by (used for) discontinued operations	(5,804)	—	(5,804)
Effect of exchange rate changes on cash	941	(632)	309
Cash and Cash Equivalents
(Decrease) increase for the year from continuing operations	1,250	—	1,250
Increase (decrease) for the year from discontinued operations	(5,804)	—	(5,804)
Balance at the beginning of the year	10,906	—	10,906
Balance at the end of the year	$6,352	$—	$6,352
See description of the net income impacts in the consolidated statement of operations for the year ended December 31, 2018 section above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The only impact of the corrections for misstatements on net cash provided by operating activities from continuing operations was due to the effect of exchange rate changes on cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017
	As Previously Reported	Restatement Impacts	As Restated
Operating activities
Net income from continuing operations	$20,130	$(2,021)	$18,109
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,072	—	4,072
Deferred income taxes	4,107	(632)	3,475
Stock compensation expense	323	—	323
Other	(1,167)	—	(1,167)
Net changes in operating assets and liabilities:
Affiliate payable	866	—	866
Trade receivables	(8,442)	314	(8,128)
Inventory	(16,485)	(81)	(16,566)
Other assets	(1,960)	665	(1,295)
Accounts payable	25,009	—	25,009
Other liabilities	1,850	1,755	3,605
Net cash provided by operating activities from continuing operations	28,303	—	28,303
Investing activities
Expenditures for property, plant and equipment	(6,198)	—	(6,198)
Other	21	—	21
Net cash used for investing activities from continuing operations	(6,177)	—	(6,177)
Financing activities
Net additions (reductions) to revolving credit agreements	12,630	—	12,630
Purchase of treasury stock	—	—	—
Cash dividends paid	(1,162)	—	(1,162)
Cash dividends to NACCO Industries, Inc.	(38,000)	—	(38,000)
Net cash provided by (used for) financing activities from continuing operations	(26,532)	—	(26,532)
Cash flows from discontinued operations
Net cash provided by (used for) operating activities from discontinued operations	5,137	—	5,137
Net cash provided by (used for) investing activities from discontinued operations	(1,176)	—	(1,176)
Net cash used for financing activities from discontinued operations	(70)	—	(70)
Cash provided by (used for) discontinued operations	3,891	—	3,891
Effect of exchange rate changes on cash	81	—	81
Cash and Cash Equivalents
(Decrease) increase for the year from continuing operations	(4,325)	—	(4,325)
Increase (decrease) for the year from discontinued operations	3,891	—	3,891
Balance at the beginning of the year	11,340	—	11,340
Balance at the end of the year	$10,906	$—	$10,906
See description of the net income impacts in the consolidated statement of operations for the year ended December 31, 2017 section above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The only impact of the corrections for misstatements on net cash provided by operating activities from continuing operations was due to the effect of exchange rate changes on cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A common stock	Class B common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
	(In thousands, except per share data)
As Previously Reported
Balance, January 1, 2019	$93	$44	$51,714	$—	$30,897	$(17,310)	$65,438
Net loss	—	—	—	—	(3,522)	—	(3,522)
Issuance of common stock, net of conversions	5	(3)	(2)	—	—	—	—
Purchase of treasury stock	—	—	—	(5,960)	—	—	(5,960)
Share-based compensation expense	—	—	2,632	—	—	—	2,632
Cash dividends, $0.355 per share	—	—	—	—	(4,851)	—	(4,851)
Other comprehensive loss	—	—	—	—	—	719	719
Reclassification adjustment to net loss	—	—	—	—	—	603	603
Balance, December 31, 2019	$98	$41	$54,344	$(5,960)	$22,524	$(15,988)	$55,059
Restatement Impacts
Balance, January 1, 2019	$—	$—	$—	$—	$(8,829)	$209	$(8,620)
Net loss	—	—	—	—	(9,985)	—	(9,985)
Issuance of common stock, net of conversions	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—
Share-based compensation expense	—	—	165	—	—	—	165
Cash dividends, $0.355 per share	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(447)	(447)
Reclassification adjustment to net loss	—	—	—	—	—	94	94
Balance, December 31, 2019	$—	$—	$165	$—	$(18,814)	$(144)	$(18,793)
As Restated
Balance, January 1, 2019	$93	$44	$51,714	$—	$22,068	$(17,101)	$56,818
Net loss	—	—	—	—	(13,507)	—	(13,507)
Issuance of common stock, net of conversions	5	(3)	(2)	—	—	—	—
Purchase of treasury stock	—	—	—	(5,960)	—	—	(5,960)
Share-based compensation expense	—	—	2,797	—	—	—	2,797
Cash dividends, $0.355 per share	—	—	—	—	(4,851)	—	(4,851)
Other comprehensive loss	—	—	—	—	—	272	272
Reclassification adjustment to net loss	—	—	—	—	—	697	697
Balance, December 31, 2019	$98	$41	$54,509	$(5,960)	$3,710	$(16,132)	$36,266
See description of the net income and other comprehensive income (loss) impacts in the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the year ended December 31, 2019 sections above.
The increase to share-based compensation expense and reclassification adjustment to net loss is the result of the correction of other immaterial errors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A common stock	Class B common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
As Previously Reported
Balance, January 1, 2018	$88	$48	$47,773	$—	$12,603	$(14,104)	$46,408
Net loss	—	—	—	—	21,784	—	21,784
Issuance of common stock, net of conversions	5	(4)	323	—	—	—	324
Purchase of treasury stock	—	—	—	—	—	—	—
Share-based compensation expense	—	—	3,618	—	—	—	3,618
Cash dividends, $0.34 per share	—	—	—	—	(4,658)	—	(4,658)
Reclassification due to adoption of ASU 2018-02	—	—	—	—	1,168	(1,168)	—
Other comprehensive loss	—	—	—	—	—	(2,841)	(2,841)
Reclassification adjustment to net loss	—	—	—	—	—	803	803
Balance, December 31, 2018	$93	$44	$51,714	$—	$30,897	$(17,310)	$65,438
Restatement Impacts
Balance, January 1, 2018	$—	$—	$—	$—	$(4,743)	$361	$(4,382)
Net loss	—	—	—	—	(4,086)	—	(4,086)
Issuance of common stock, net of conversions	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—
Cash dividends, $0.34 per share	—	—	—	—	—	—	—
Reclassification due to adoption of ASU 2018-02	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(58)	(58)
Reclassification adjustment to net loss	—	—	—	—	—	(94)	(94)
Balance, December 31, 2018	$—	$—	$—	$—	$(8,829)	$209	$(8,620)
As Restated
Balance, January 1, 2018	$88	$48	$47,773	$—	$7,860	$(13,743)	$42,026
Net loss	—	—	—	—	17,698	—	17,698
Issuance of common stock, net of conversions	5	(4)	323	—	—	—	324
Purchase of treasury stock	—	—	—	—	—	—	—
Share-based compensation expense	—	—	3,618	—	—	—	3,618
Cash dividends, $0.34 per share	—	—	—	—	(4,658)	—	(4,658)
Reclassification due to adoption of ASU 2018-02	—	—	—	—	1,168	(1,168)	—
Other comprehensive loss	—	—	—	—	—	(2,899)	(2,899)
Reclassification adjustment to net income	—	—	—	—	—	709	709
Balance, December 31, 2018	$93	$44	$51,714	$—	$22,068	$(17,101)	$56,818
See description of the net income and other comprehensive income (loss) impacts in the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the year ended December 31, 2018 sections above.
The decrease to the reclassification adjustment to net loss is the result of the correction of other immaterial errors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A common stock	Class B common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
As Previously Reported
Balance, January 1, 2017	$—	$—	$75,031	$—	$6,738	$(16,501)	$65,268
Net loss	—	—	—	—	17,905	—	17,905
Issuance of common stock, net of conversions	88	48	(136)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—
Cash dividends to NACCO Industries, Inc.	—	—	(27,122)	—	(10,878)	—	(38,000)
Cash dividends, $0.085 per share	—	—	—	—	(1,162)	—	(1,162)
Other comprehensive loss	—	—	—	—	—	1,450	1,450
Reclassification adjustment to net loss	—	—	—	—	—	947	947
Balance, December 31, 2017	$88	$48	$47,773	$—	$12,603	$(14,104)	$46,408
Restatement Impacts
Balance, January 1, 2017	$—	$—	$—	$—	$(2,722)	$402	$(2,320)
Net loss	—	—	—	—	(2,021)	—	(2,021)
Issuance of common stock, net of conversions	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—
Cash dividends to NACCO Industries, Inc.	—	—	—	—	—	—	—
Cash dividends, $0.085 per share	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(41)	(41)
Reclassification adjustment to net loss	—	—	—	—	—	—	—
Balance, December 31, 2017	$—	$—	$—	$—	$(4,743)	$361	$(4,382)
As Restated
Balance, January 1, 2017	$—	$—	$75,031	$—	$4,016	$(16,099)	$62,948
Net loss	—	—	—	—	15,884	—	15,884
Issuance of common stock, net of conversions	88	48	(136)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—
Cash dividends to NACCO Industries, Inc.	—	—	(27,122)	—	(10,878)	—	(38,000)
Cash dividends, $0.085 per share	—	—	—	—	(1,162)	—	(1,162)
Other comprehensive loss	—	—	—	—	—	1,409	1,409
Reclassification adjustment to net income	—	—	—	—	—	947	947
Balance, December 31, 2017	$88	$48	$47,773	$—	$7,860	$(13,743)	$42,026
See description of the net income and other comprehensive income (loss) impacts in the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the year ended December 31, 2017 sections above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 3 - Discontinued Operations

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

NOTE 4 - Property, Plant and Equipment, Net

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

NOTE 5 - Intangible Assets
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

NOTE 6 - Current and Long-Term Financing

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

NOTE 7 - Fair Value Disclosure

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

NOTE 8 - Derivative Financial Instruments
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

NOTE 9 - Leasing Arrangements

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

NOTE 10 - Stockholders' Equity and Earnings Per Share

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total
Balance, January 1, 2017 (As Restated)	$(8,221)	$616	$(8,494)	$(16,099)
Other comprehensive income (loss)	648	(456)	2,446	2,638
Reclassification adjustment to net income	—	916	511	1,427
Tax effects	—	(568)	(1,141)	(1,709)
Balance, December 31, 2017 (As Restated)	$(7,573)	$508	$(6,678)	$(13,743)
Reclassification due to adoption of ASU 2018-02	—	118	(1,286)	(1,168)
Other comprehensive income (loss)	(1,162)	174	(2,583)	(3,571)
Reclassification adjustment to net income	—	213	729	942
Tax effects	83	(134)	490	439
Balance, December 31, 2018 (As Restated)	$(8,652)	$879	$(9,328)	$(17,101)
Other comprehensive income (loss)	481	(2,199)	1,882	164
Reclassification adjustment to net loss	—	490	727	1,217
Tax effects	(50)	489	(851)	(412)
Balance, December 31, 2019 (As Restated)	$(8,221)	$(341)	$(7,570)	$(16,132)

Earnings per share

The weighted average number of shares of Class A Common and Class B Common outstanding used to calculate basic and diluted earnings (loss) per share were as follows:

	As Restated
	2019	2018	2017
Basic weighted average shares outstanding	13,690	13,699	13,673
Dilutive effect of share-based compensation awards	36	32	12
Diluted weighted average shares outstanding	13,726	13,731	13,685

Basic and diluted earnings (loss) per share:
Continuing operations	$1.10	$1.68	$1.32
Discontinued operations	(2.09)	(0.39)	(0.16)
Basic and diluted earnings (loss) per share	$(0.99)	$1.29	$1.16

NOTE 11 - Revenue

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

The following table presents the HBB's revenue on a disaggregated basis for the year ending:

	As Restated
	Year Ended
	December 31
	2019	2018
Type of good or service:
Products	$607,307	$626,423
Licensing	4,479	3,659
Total revenues	$611,786	$630,082

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

NOTE 12 - Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 13 - Income Taxes

The components of income before income taxes and the income tax provision for the years ended December 31 are as follows:

	As Restated
	2019	2018	2017
Income (loss) before income taxes
Domestic	$24,835	$30,835	$34,136
Foreign	(658)	(350)	2,940
	$24,177	$30,485	$37,076
Income tax provision (benefit)
Current income tax provision (benefit):
Federal	$2,966	$(323)	$12,647
State	1,106	356	1,396
Foreign	3,525	1,919	1,449
Total current	7,597	1,952	15,492
Deferred income tax provision (benefit):
Federal	856	5,592	3,417
State	1,676	447	(96)
Foreign	(1,045)	(565)	154
Total deferred	1,487	5,474	3,475
	$9,084	$7,426	$18,967

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

A reconciliation of the federal statutory and effective income tax rate for the years ended December 31 is as follows:

	As Restated
	2019		2018		2017
	$	%	$	%	$	%
Income before income taxes	$24,177		$30,485		$37,076
Statutory taxes at 21.0% (35.0% in 2017)	$5,077	21.0%	$6,402	21.0%	$12,976	35.0%
State and local income taxes	1,031	4.3%	729	2.4%	824	2.2%
Valuation allowances	2,190	9.1%	42	0.1%	344	0.9%
Other non-deductible expenses	253	1.0%	429	1.4%	—	—%
Credits	(1,195)	(4.9)%	(348)	(1.1)%	(458)	(1.2)%
Provisional effect of the Tax Cuts and Jobs Act (the "Tax Act")	—	—%	—	—%	4,654	12.6%
Non-deductible spin-related costs	—	—%	—	—%	540	1.5%
Unrecognized tax benefits	2,719	11.2%	1,427	4.7%	(12)	—%
Other, net	(991)	(4.1)%	(1,255)	(4.1)%	99	0.3%
Income tax provision	$9,084	37.6%	$7,426	24.4%	$18,967	51.2%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	As Restated
	December 31
	2019	2018
Deferred tax assets
Tax carryforwards	$2,867	$1,456
Inventory	316	—
Accrued expenses and reserves	5,896	5,505
Other employee benefits	1,500	2,349
Other	1,412	996
Total deferred tax assets	11,991	10,306
Less: Valuation allowances	(1,069)	(1,162)
	10,922	9,144
Deferred tax liabilities
Inventory	—	37
Accrued pension benefits	2,623	1,854
Depreciation and amortization	2,051	1,459
Total deferred tax liabilities	4,674	3,350
Net deferred tax asset	$6,248	$5,794

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

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	As Restated
	December 31, 2019
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$2,867	$987	2020 - Indefinite
Total	$2,867	$987

	As Restated
	December 31, 2018
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$1,456	$917	2020 - Indefinite
Total	$1,456	$917

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
As of December 31, 2019, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $13.2 million. The Company has recorded the tax impact for the unremitted earnings as allowed under the Tax Act, a portion of which is classified in other long-term liabilities as the Company has elected to make payments over eight years. The Company continues to conclude all material entities’ foreign earnings will be indefinitely reinvested in its foreign operations and will remain offshore in order to meet the capital and business needs outside of the U.S. As a result, the Company does not provide a deferred tax liability with respect to the cumulative unremitted earnings. It is not practicable to determine the deferred tax liability associated with these undistributed earnings due to the availability of foreign tax credits and the complexity of the rules governing the utilization of such credits under the Tax Act. The Company made an accounting policy election to account for the global intangible low-tax income as a current period expense when incurred. The Company recognizes any tax impacts of global intangible low-taxed income (GILTI) as period costs similar to other special deductions, and not as deferred taxes for basis differences.
The following is a reconciliation of the Company's total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2019, 2018, and 2017. Approximately $3.0 million, $1.4 million, and $0.6 million of these gross amounts as of December 31, 2019, 2018, and 2017, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	As Restated
	2019	2018	2017
Balance at January 1	$1,576	$881	$671
Additions based on tax positions related to prior years	97	91	—
Additions based on tax positions related to the current year	2,593	1,110	210
Reductions due to settlements with taxing authorities	—	(506)	—
Balance at December 31	$4,266	$1,576	$881

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

NOTE 14 - Retirement Benefit Plans
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

NOTE 15 - Data by Geographic Region
Revenue and property, plant and equipment related to continuing operations outside the U.S., based on customer and asset location, are as follows:

	U.S.	Other	Consolidated
2019
Revenue from unaffiliated customers (As Restated)	$463,608	$148,178	$611,786
Property, plant and equipment, net	$16,828	$5,496	$22,324
2018
Revenue from unaffiliated customers (As Restated)	$488,520	$141,562	$630,082
Property, plant and equipment, net	$15,344	$5,498	$20,842
2017
Revenue from unaffiliated customers (As Restated)	$478,770	$133,286	$612,056
Property, plant and equipment, net	$10,974	$5,005	$15,979
No single country outside of the U.S. comprised 10% or more of HBB's revenue from unaffiliated customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 16 - Quarterly Results of Operations (Unaudited)

In the fourth quarter of 2019, KC met the requirements to be reported as a discontinued operation. The following consolidated financial tables reflect KC as a discontinued operation for all periods presented and are labeled "Recast". See Note 3, Discontinued Operations for more information.

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2019
	As Restated and Recast
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$126,642	$131,065	$149,508	$204,570
Gross profit	$26,702	$28,507	$30,946	$42,397
Operating profit	$111	$3,185	$4,439	$19,060

Income (loss) from continuing operations, net of tax	$(662)	$1,898	$553	$13,304
Loss from discontinued operations, net of tax	(2,723)	(2,516)	(2,753)	(20,608)
Net income (loss)	$(3,385)	$(618)	$(2,200)	$(7,304)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.05)	$0.14	$0.04	$0.98
Discontinued operations	(0.20)	(0.18)	(0.20)	(1.52)
Basic and diluted earnings (loss) per share	$(0.25)	$(0.04)	$(0.16)	$(0.54)

	2018
	As Restated and Recast
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$125,032	$135,583	$171,301	$198,166
Gross profit	$27,928	$30,727	$38,404	$41,993
Operating profit	$1,794	$3,944	$11,763	$16,050

Income from continuing operations, net of tax	$894	$1,645	$9,030	$11,490
(Loss) income from discontinued operations, net of tax	(3,077)	(2,766)	(1,889)	2,371
Net income (loss)	$(2,183)	$(1,121)	$7,141	$13,861

Basic and diluted earnings (loss) per share:
Continuing operations	$0.07	$0.12	$0.66	$0.84
Discontinued operations	(0.22)	(0.20)	(0.14)	0.17
Basic and diluted earnings (loss) per share	$(0.15)	$(0.08)	$0.52	$1.01

Quarterly Discussion and Analysis

Revenue

Revenue for the first quarter of 2019 increased $1.6 million, or 1.3% compared to the first quarter of 2018 due to sales of new and higher priced products in the U.S. consumer market partially offset by lower sales volume in the international consumer market and unfavorable foreign currency movements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Revenue for the second quarter of 2019 decreased $4.5 million, or 3.3% compared to the second quarter of 2018 primarily due to lower sales volume in the U.S. consumer and global commercial markets, partially offset by increased sales in the international consumer market.

Revenue for the third quarter of 2019 decreased $21.8 million, or 12.7% compared to the third quarter of 2018 primarily due to lower sales volume in the U.S. and international consumer markets. The lower sales volume in the U.S. was primarily due to a significant change in retailer order patterns and lower direct import sales driven by the adverse impact of tariffs. Also contributing to the third-quarter revenue shortfall was a loss of placements in the dollar store channel resulting from HBB's decision to not maintain this low margin business, ongoing foot traffic challenges at some retailers and other pressure points facing individual retail companies. HBB's international consumer markets reported lower sales volume due in large part to a one-time special purchase in 2018 by a customer in Latin America and to a lesser degree to reduced demand in several markets.

Gross profit

Gross profit for the first quarter of 2019 decreased $1.2 million, or 4.4% compared to the first quarter of 2018. As a percentage of revenue, gross profit declined from 22.3% to 21.1%. Gross profit margin declined primarily due to higher product costs arising from increased inbound freight expenses and unfavorable foreign currency movements.

Gross profit for the second quarter of 2019 decreased $2.2 million, or 7.2% compared to the second quarter of 2018 primarily due to lower sales volume. As a percentage of revenue, gross profit declined from 22.7% to 21.8% due to increased inbound freight expenses and unfavorable foreign currency movements.

Gross profit for the third quarter of 2019 decreased $7.5 million, or 19.4% compared to the third quarter of 2018 primarily due to lower sales volume. As a percentage of revenue, gross profit declined from 22.4% to 20.7% primarily due to to higher inbound freight, transportation and warehousing expenses, and the adverse impact of tariffs.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first quarter of 2019 increased $0.4 million, or 1.8% compared to first quarter of 2018 due to increased legal and professional service fees.

Selling, general and administrative expenses for the second quarter decreased $1.5 million, or 5.5% compared to second quarter of 2018 primarily due to a $3.7 million decline in the environmental reserve at one site and lower employee-related costs, partially offset by a one-time charge of $3.2 million for a contingent loss related to patent litigation.

Selling, general and administrative expenses for the third quarter of 2019 decreased $0.1 million, or 0.5% compared to the third quarter of 2018, including a decline of $1.2 million primarily due to lower legal and professional services fees and a decrease in employee-related costs due to reduced incentive compensation expense.

Certain former employees of one of the Company's Mexico subsidiaries engaged in unauthorized transactions with the Company’s Mexican subsidiaries and in doing so expenditures were deferred on the balance sheet of the Mexican subsidiaries beyond the period for which the costs pertained. Included in selling, general and administrative expenses are non-cash charges to write-off unrealizable assets created as a result of these unauthorized transactions as follows:

•	Expenses of $1.8 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively;

•	Expenses of $0.6 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively; and

•	Expenses of $2.7 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively.

Interest expense, net
During the first quarter of 2019, interest expense, net increased $0.2 million from the first quarter of 2018 primarily due to an increase in average borrowings outstanding under HBB's revolving credit facility and higher average interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

In the second quarter of 2019, interest expense, net remained consistent with the prior year. A decrease in average borrowings outstanding under HBB's revolving credit facility was offset by higher average interest rates.

In the third quarter of 2019 interest expense, net decreased $0.1 million from the third quarter of 2018 primarily due to decreased average borrowings outstanding under HBB's revolving credit facility.

Other expense, net
In the first quarter of 2019, other income, net decreased $0.3 million compared with other income in 2018 primarily due to unfavorable foreign currency movements as the Mexican peso weakened against the U.S. dollar during the period.

Other income for the second quarter of 2019 includes currency gains of $0.1 million compared with other expense in 2018 related to currency losses of $0.7 million.

Other expense for the third quarter of 2019 includes currency losses of $0.8 million compared with other income in 2018 related to currency gains of $0.2 million.

Income tax expense

The Company recognized $0.3 income tax expense in the first quarter of 2019 on a loss before income taxes of $0.4 million. The expense in 2019 is primarily attributable to non-cash charges to write-off unrealizable assets for which the corresponding tax benefit has been substantially offset by an increase in unrecognized tax benefits. The first quarter of 2018 included an insignificant one-time tax benefit recorded in the first three months of 2019 related to the non-U.S. pension plan. The Company recognized an income tax expense of $0.6 million in the second quarter of 2019 on income from continuing operations before income taxes of $2.5 million, an effective tax rate of 43.1% for the six months ended June 30, 2019. The effective tax rate increased from 40.5% in the first six months of 2018 primarily due to increased tax credits reflected in the forecasted 2019 effective tax rate. During the third quarter of 2019, the Company recognized income tax expense of $2.4 million on income from continuing operations before income taxes of $3.0 million.

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

In lieu of filing amended quarterly reports on Form 10-Q, the following tables represent our restated unaudited condensed consolidated financial statements for each of the quarters during the years ended December 31, 2019 and 2018. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for additional information.

Following the restated consolidated financial statement tables, we have presented a reconciliation from our prior periods, as previously reported, to the restated values. The values as previously reported were derived from our Quarterly Reports on Form 10-Q for the interim periods of 2019 and from the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 26, 2020. In the fourth quarter of 2019, KC met the requirements to be reported as a discontinued operation. The following consolidated financial tables reflect KC as a discontinued operation for all periods presented and are labeled "Recast".

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	As Restated and Recast
	December 31, 2019	September 30, 2019		June 30, 2019		March 31, 2019
	Three Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	(In thousands, except per share data)
Revenue	$204,570	$149,508	$407,216	$131,065	$257,707	$126,642
Cost of sales	162,173	118,562	321,060	102,558	202,498	99,940
Gross profit	42,397	30,946	86,155	28,507	55,209	26,702
Selling, general and administrative expenses	22,996	26,165	77,385	24,976	51,222	26,246
Amortization of intangible assets	341	345	1,036	346	691	345
Operating profit (loss)	19,060	4,439	7,734	3,185	3,296	111
Interest expense, net	767	756	2,208	789	1,452	663
Other expense (income), net	(710)	681	352	(132)	(329)	(197)
Income (loss) from continuing operations before income taxes	19,003	3,002	5,174	2,528	2,173	(355)
Income tax expense (benefit)	5,699	2,449	3,385	630	937	307
Net income (loss) from continuing operations	13,304	553	1,789	1,898	1,236	(662)
Loss from discontinued operations, net of tax	(20,608)	(2,753)	(7,992)	(2,516)	(5,239)	(2,723)
Net loss	$(7,304)	$(2,200)	$(6,203)	$(618)	$(4,003)	$(3,385)

Basic and diluted earnings (loss) per share:
Continuing operations	$0.98	$0.04	$0.13	$0.14	$0.09	$(0.05)
Discontinued operations	(1.52)	(0.20)	(0.58)	(0.18)	(0.38)	(0.20)
Basic and diluted earnings (loss) per share	$(0.54)	$(0.16)	$(0.45)	$(0.04)	$(0.29)	$(0.25)

Basic weighted average shares outstanding	13,518	13,579	13,726	13,813	13,800	13,786
Diluted weighted average shares outstanding	13,625	13,595	13,731	13,826	13,813	13,786

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	As Restated and Recast
	December 31, 2018	September 30, 2018		June 30, 2018		March 31, 2018
	Three Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	(In thousands, except per share data)
Revenue	$198,166	$171,301	$431,916	$135,583	$260,615	$125,032
Cost of sales	156,173	132,897	334,857	104,856	201,960	97,104
Gross profit	41,993	38,404	97,059	30,727	58,655	27,928
Selling, general and administrative expenses	25,599	26,296	78,522	26,437	52,225	25,789
Amortization of intangible assets	345	345	1,036	346	691	345
Operating profit	16,050	11,763	17,501	3,944	5,738	1,794
Interest expense, net	711	886	2,205	809	1,319	510
Other expense (income), net	429	(433)	(280)	679	153	(526)
Income from continuing operations before income taxes	14,910	11,310	15,576	2,456	4,266	1,810
Income tax expense	3,420	2,280	4,007	811	1,727	916
Net income from continuing operations	11,490	9,030	11,569	1,645	2,539	894
Income (loss) from discontinued operations, net of tax	2,371	(1,889)	(7,732)	(2,766)	(5,843)	(3,077)
Net income (loss)	$13,861	$7,141	$3,837	$(1,121)	$(3,304)	$(2,183)

Basic and diluted earnings (loss) per share:
Continuing operations	$0.84	$0.66	$0.84	$0.12	$0.19	$0.07
Discontinued operations	0.17	(0.14)	(0.56)	(0.20)	(0.43)	(0.22)
Basic and diluted earnings (loss) per share	$1.01	$0.52	$0.28	$(0.08)	$(0.24)	$(0.15)

Basic weighted average shares outstanding	13,714	13,704	13,694	13,695	13,689	13,683
Diluted weighted average shares outstanding	13,844	13,713	13,697	13,704	13,693	13,692

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	As Restated
	December 31, 2019	September 30, 2019		June 30, 2019		March 31, 2019
	Three Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	(In thousands)
Net income (loss)	$(7,304)	$(2,200)	$(6,203)	$(618)	$(4,003)	$(3,385)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	201	(18)	309	113	327	214
(Loss) gain on long-term intra-entity foreign currency transactions	294	(509)	(373)	121	136	15
Cash flow hedging activity	(143)	(127)	(1,426)	(877)	(1,299)	(422)
Reclassification of hedging activities into earnings	81	122	268	144	146	2
Pension plan adjustment	1,410	—	—	—	—	—
Reclassification of pension adjustments into earnings	35	127	313	102	186	84
Total other comprehensive income (loss), net of tax	1,878	(405)	(909)	(397)	(504)	(107)
Comprehensive income (loss)	$(5,426)	$(2,605)	$(7,112)	$(1,015)	$(4,507)	$(3,492)

	As Restated
	December 31, 2018	September 30, 2018		June 30, 2018		March 31, 2018
	Three Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	(In thousands)
Net income (loss)	$13,861	$7,141	$3,837	$(1,121)	$(3,304)	$(2,183)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,135)	902	1,063	(412)	161	573
(Loss) gain on long-term intra-entity foreign currency transactions	60	(53)	(1,066)	(1,013)	(1,013)	—
Cash flow hedging activity	(352)	(301)	452	464	753	289
Reclassification of hedging activities into earnings	48	(102)	105	41	207	166
Pension plan adjustment	(1,920)	—	—	—	—	—
Reclassification of pension adjustments into earnings	141	115	415	142	300	158
Total other comprehensive income (loss), net of tax	(3,158)	561	969	(778)	408	1,186
Comprehensive income (loss)	$10,703	$7,702	$4,805	$(1,899)	$(2,896)	$(997)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED BALANCE SHEETS

`	As Restated and Recast
	September 30, 2019	June 30, 2019	March 31, 2019
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$1,559	$1,029	$1,636
Trade receivables, net	103,091	86,268	79,102
Inventory	161,043	121,472	120,707
Prepaid expenses and other current assets	14,086	16,412	17,379
Current assets of discontinued operations	22,830	21,255	24,692
Total current assets	302,609	246,436	243,516
Property, plant and equipment, net	22,193	21,649	20,984
Goodwill	6,253	6,253	6,253
Other intangible assets, net	3,483	3,828	4,174
Deferred income taxes	5,640	3,754	3,166
Deferred costs	8,804	8,564	8,316
Other non-current assets	1,553	1,984	2,403
Non-current assets of discontinued operations	1,744	4,420	4,446
Total assets	$352,279	$296,888	$293,258
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$140,011	$86,199	$73,720
Accounts payable to NACCO Industries, Inc.	220	220	2,425
Revolving credit agreements	50,152	51,505	54,812
Accrued compensation	14,650	11,725	8,398
Accrued product returns	8,266	8,224	9,314
Other current liabilities	25,880	21,382	17,705
Current liabilities of discontinued operations	24,713	20,048	21,473
Total current liabilities	263,892	199,303	187,847
Revolving credit agreements	30,000	30,000	30,000
Other long-term liabilities	14,258	14,699	18,619
Non-current liabilities of discontinued operations	1,585	3,697	3,834
Total liabilities	309,735	247,699	240,300
Stockholders’ equity
Class A Common stock	95	95	95
Class B Common stock	44	44	44
Capital in excess of par value	54,143	53,342	52,520
Treasury stock	(5,960)	(2,334)	—
Retained earnings	12,231	15,646	17,506
Accumulated other comprehensive loss	(18,009)	(17,604)	(17,207)
Total stockholders’ equity	42,544	49,189	52,958
Total liabilities and stockholders' equity	$352,279	$296,888	$293,258

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED BALANCE SHEETS

`	As Restated and Recast
	September 30, 2018	June 30, 2018	March 31, 2018
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$1,567	$1,393	$1,784
Trade receivables, net	112,309	76,132	79,358
Inventory	155,744	138,721	132,749
Prepaid expenses and other current assets	12,595	14,569	14,615
Current assets of discontinued operations	32,185	30,704	29,086
Total current assets	314,400	261,519	257,592
Property, plant and equipment, net	20,988	19,088	17,643
Goodwill	6,253	6,253	6,253
Other intangible assets, net	4,864	5,209	5,555
Deferred income taxes	7,704	8,877	10,419
Deferred costs	10,153	9,825	10,187
Other non-current assets	3,282	3,178	3,068
Non-current assets of discontinued operations	5,313	5,688	5,661
Total assets	$372,957	$319,637	$316,378
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$131,620	$92,488	$96,924
Accounts payable to NACCO Industries, Inc.	2,480	2,769	7,814
Revolving credit agreements	60,083	66,326	63,308
Accrued compensation	15,421	11,984	9,238
Accrued product returns	9,601	9,648	10,815
Other current liabilities	22,488	15,769	21,227
Current liabilities of discontinued operations	29,693	26,830	21,509
Total current liabilities	271,386	225,814	230,835
Revolving credit agreements	30,000	30,000	20,000
Other long-term liabilities	22,343	21,654	21,831
Non-current liabilities of discontinued operations	2,293	2,416	2,565
Total liabilities	326,022	279,884	275,231
Stockholders’ equity
Class A Common stock	92	92	92
Class B Common stock	45	45	45
Capital in excess of par value	51,366	50,721	49,051
Treasury stock	—	—	—
Retained earnings	9,373	3,397	5,683
Accumulated other comprehensive loss	(13,941)	(14,502)	(13,724)
Total stockholders’ equity	46,935	39,753	41,147
Total liabilities and stockholders' equity	$372,957	$319,637	$316,378

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The restatement corrections impact certain components within operating cash flows of the Consolidated Statements of Cash Flows. Total operating cash flows was unchanged, except for the impact of exchange rate changes resulting from the adjustments. Total investing activities, financing activities, and cash and cash equivalents are unchanged as a result of the restatements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	For the Year Ended December 31, 2019
	Class A common stock	Class B common stock	Capital in excess of par value (1)	Treasury stock	Retained earnings (1)	Accumulated other comprehensive income (loss) (1)	Total stockholders' equity (1)
	(In thousands, except per share data)
Balance as Restated, January 1, 2019	$93	$44	$51,714	$—	$22,068	$(17,101)	$56,818
Net loss	—	—	—	—	(3,385)	—	(3,385)
Issuance of common stock, net of conversions	2	—	(1)	—	—	—	1
Purchase of treasury stock	—	—	—	—	—	—	—
Share-based compensation expense	—	—	807	—	—	—	807
Cash dividends, $0.085 per share	—	—	—	—	(1,177)	—	(1,177)
Other comprehensive loss	—	—	—	—	—	(192)	(192)
Reclassification adjustment to net loss	—	—	—	—	—	86	86
Balance as Restated, March 31, 2019	$95	$44	$52,520	$—	$17,506	$(17,207)	$52,958
Net loss	—	—	—	—	(618)	—	(618)
Issuance of common stock, net of conversions	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(2,334)	—	—	(2,334)
Share-based compensation expense	—	—	822	—	—	—	822
Cash dividends, $0.09 per share	—	—	—	—	(1,242)	—	(1,242)
Other comprehensive loss	—	—	—	—	—	(643)	(643)
Reclassification adjustment to net loss	—	—	—	—	—	246	246
Balance as Restated, June 30, 2019	$95	$44	$53,342	$(2,334)	$15,646	$(17,604)	$49,189
Net loss	—	—	—	—	(2,200)	—	(2,200)
Issuance of common stock, net of conversions	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(3,626)	—	—	(3,626)
Share-based compensation expense	—	—	801	—	—	—	801
Cash dividends, $0.09 per share	—	—	—	—	(1,215)	—	(1,215)
Other comprehensive loss	—	—	—	—	—	(654)	(654)
Reclassification adjustment to net loss	—	—	—	—	—	249	249
Balance as Restated, September 30, 2019	$95	$44	$54,143	$(5,960)	$12,231	$(18,009)	$42,544
Net loss	—	—	—	—	(7,304)	—	(7,304)
Issuance of common stock, net of conversions	3	(3)	(1)	—	—	—	(1)
Purchase of treasury stock	—	—	—	—	—	—	—
Share-based compensation expense	—	—	367	—	—	—	367
Cash dividends, $0.09 per share	—	—	—	—	(1,217)	—	(1,217)
Other comprehensive loss	—	—	—	—	—	1,761	1,761
Reclassification adjustment to net loss	—	—	—	—	—	116	116
Balance as Restated, December 31, 2019	$98	$41	$54,509	$(5,960)	$3,710	$(16,132)	$36,266

(1) As Restated. The restatement impacts on net income are described in the reconciliation of the consolidated statement of operations. The restatement impacts on other comprehensive loss are described in the reconciliation of the consolidated statement of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

comprehensive income (loss) for the corresponding periods of the year ended December 31, 2019. The quarter ended March 31, 2019 included a change to the reclassification adjustment to net loss of $0.1 million.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	For the Year Ended December 31, 2018
	Class A common stock	Class B common stock	Capital in excess of par value	Retained earnings (1)	Accumulated other comprehensive income (loss) (1)	Total stockholders' equity (1)
	(In thousands, except per share data)
Balance as Restated, January 1, 2018	$88	$48	$47,773	$7,860	$(13,743)	$42,026
Net loss	—	—	—	(2,183)	—	(2,183)
Issuance of common stock, net of conversions	4	(3)	323	—	—	324
Share-based compensation expense	—	—	955	—	—	955
Cash dividends, $0.085 per share	—	—	—	(1,162)	—	(1,162)
Reclassification due to adoption of ASU 2018-02	—	—	—	1,168	(1,168)	—
Other comprehensive loss	—	—	—	—	863	863
Reclassification adjustment to net loss	—	—	—	—	324	324
Balance as Restated, March 31, 2018	$92	$45	$49,051	$5,683	$(13,724)	$41,147
Net loss	—	—	—	(1,121)	—	(1,121)
Issuance of common stock, net of conversions	—	—	198	—	—	198
Share-based compensation expense	—	—	1,472	—	—	1,472
Cash dividends, $0.085 per share	—	—	—	(1,165)	—	(1,165)
Other comprehensive loss	—	—	—	—	(961)	(961)
Reclassification adjustment to net loss	—	—	—	—	183	183
Balance as Restated, June 30, 2018	$92	$45	$50,721	$3,397	$(14,502)	$39,753
Net loss	—	—	—	7,141	—	7,141
Issuance of common stock, net of conversions	—	—	246	—	—	246
Share-based compensation expense	—	—	399		—	399
Cash dividends, $0.085 per share	—	—	—	(1,165)	—	(1,165)
Other comprehensive loss	—	—	—	—	548	548
Reclassification adjustment to net loss	—	—	—	—	13	13
Balance as Restated, September 30, 2018	$92	$45	$51,366	$9,373	$(13,941)	$46,935
Net loss	—	—	—	13,861	—	13,861
Issuance of common stock, net of conversions	1	(1)	(444)	—	—	(444)
Share-based compensation expense	—	—	792	—	—	792
Cash dividends, $0.085 per share	—	—	—	(1,166)	—	(1,166)
Other comprehensive loss	—	—	—	—	(3,349)	(3,349)
Reclassification adjustment to net loss	—	—	—	—	189	189
Balance as Restated, December 31, 2018	$93	$44	$51,714	$22,068	$(17,101)	$56,818

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

(1) As Restated. The restatement impacts on net income are described in the reconciliation of the consolidated statement of operations. The restatement impacts on other comprehensive loss are described in the reconciliation of the consolidated statement of comprehensive income (loss) for the corresponding periods of the year ended December 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31, 2019
	As Previously Reported	Restatement Impacts	Restatement References	As Restated
	(In thousands)
Revenue	$207,085	$(2,515)	a,b,c,d	$204,570
Cost of sales	162,173	—		162,173
Gross profit	44,912	(2,515)		42,397
Selling, general and administrative expenses	19,054	3,942	a,c,f	22,996
Amortization of intangible assets	341	—		341
Operating profit (loss)	25,517	(6,457)		19,060
Interest expense, net	767	—		767
Other expense (income), net	(710)	—		(710)
Income (loss) from continuing operations before income taxes	25,460	(6,457)		19,003
Income tax expense (benefit)	6,066	(367)	e	5,699
Net income (loss) from continuing operations	19,394	(6,090)		13,304
Loss from discontinued operations, net of tax	(20,608)	—		(20,608)
Net income (loss)	$(1,214)	$(6,090)		$(7,304)

Basic and diluted earnings (loss) per share:
Continuing operations	$1.43	$(0.45)		$0.98
Discontinued operations	(1.52)	—		(1.52)
Basic and diluted earnings (loss) per share	$(0.09)	$(0.45)		$(0.54)

Basic weighted average shares outstanding	13,518	—		13,518
Diluted weighted average shares outstanding	13,625	—		13,625

(a) Write-off of Assets: The correction of these misstatements resulted in a decrease to revenue of $0.4 million, and an increase to selling, general and administrative ("SG&A") expense of $3.7 million
(b) Reversal of Revenue: The correction of these misstatements resulted in a decrease to revenue of $0.6 million
(c) Correction of misclassification of Selling and Marketing Expenses: The correction of these misstatements resulted in a decrease to revenue and a decrease to SG&A expense of $0.2 million
(d) Correction for the timing of recognition of customer price concessions: The correction of these misstatements resulted in a decrease to revenue of $1.3 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in a decrease to income tax expense of $0.4 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in an increase to SG&A expense of $0.5 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2019
	As Previously Reported	Restatement Impacts	Restatement References	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Revenue	$169,778	$18	b,c	$169,796	$(20,288)	$149,508
Cost of sales	129,194	—		129,194	(10,632)	118,562
Gross profit	40,584	18		40,602	(9,656)	30,946
Selling, general and administrative expenses	36,182	2,573	a,c,f	38,755	(12,590)	26,165
Amortization of intangible assets	345	—		345	—	345
Operating profit (loss)	4,057	(2,552)		1,505	2,934	4,439
Interest expense, net	864	—		864	(108)	756
Other expense (income), net	688	—		688	(7)	681
Income (loss) from continuing operations before income taxes	2,505	(2,552)		(47)	3,049	3,002
Income tax expense (benefit)	2,108	45	e	2,153	296	2,449
Net income (loss) from continuing operations	397	(2,597)		(2,200)	2,753	553
Loss from discontinued operations, net of tax	—	—		—	(2,753)	(2,753)
Net income (loss)	$397	$(2,597)		$(2,200)	$—	$(2,200)

Basic and diluted earnings (loss) per share:
Continuing operations	$0.03	$(0.19)		$(0.16)	$0.20	$0.04
Discontinued operations	—	—		—	(0.20)	(0.20)
Basic and diluted earnings (loss) per share	$0.03	$(0.19)		$(0.16)	$—	$(0.16)

Basic weighted average shares outstanding	13,579	—		13,579	—	13,579
Diluted weighted average shares outstanding	13,595	—		13,595	—	13,595

(a) Write-off of Assets: The correction of these misstatements resulted in an increase to selling, general and administrative ("SG&A") expense of $2.2 million
(b) Reversal of Revenue: The correction of these misstatements resulted in a decrease to revenue of $0.5 million
(c) Correction of misclassification of Selling and Marketing Expenses: The correction of these misstatements resulted in an increase to revenue and an increase to SG&A expense of $0.5 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in an increase to income tax expense
(f) Correction of other immaterial errors: The correction of these misstatements resulted in a decrease to SG&A expense of $0.1 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	For the Nine Months Ended September 30, 2019
	As Previously Reported	Restatement Impacts	Restatement References	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Revenue	$463,582	$1,458	b,c,f	$465,040	$(57,824)	$407,216
Cost of sales	352,618	(65)	f	352,553	(31,493)	321,060
Gross profit	110,964	1,522		112,486	(26,331)	86,155
Selling, general and administrative expenses	108,306	5,137	a,c,f	113,443	(36,058)	77,385
Amortization of intangible assets	1,036	—		1,036	—	1,036
Operating profit (loss)	1,622	(3,615)		(1,993)	9,727	7,734
Interest expense, net	2,514	—		2,514	(306)	2,208
Other expense (income), net	230	144	f	374	(22)	352
Income (loss) from continuing operations before income taxes	(1,122)	(3,759)		(4,881)	10,055	5,174
Income tax expense (benefit)	1,186	136	e	1,322	2,063	3,385
Net income (loss) from continuing operations	(2,308)	(3,895)		(6,203)	7,992	1,789
Loss from discontinued operations, net of tax	—	—		—	(7,992)	(7,992)
Net income (loss)	$(2,308)	$(3,895)		$(6,203)	$—	$(6,203)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.17)	$(0.28)		$(0.45)	$0.58	$0.13
Discontinued operations	—	—		—	(0.58)	(0.58)
Basic and diluted earnings (loss) per share	$(0.17)	$(0.28)		$(0.45)	$—	$(0.45)

Basic weighted average shares outstanding	13,726	—		13,726	—	13,726
Diluted weighted average shares outstanding	13,726	—		13,726	5	13,731

(a) Write-off of Assets: The correction of these misstatements resulted in an increase to selling, general and administrative ("SG&A") expense of $3.3 million
(b) Reversal of Revenue: The correction of these misstatements resulted in a decrease to revenue of $0.5 million
(c) Correction of misclassification of Selling and Marketing Expenses: The correction of these misstatements resulted in an increase to revenue and an increase to SG&A expense of $1.8 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in an increase to income tax expense of $0.1 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in an increase to revenue of $0.2 million, a decrease to cost of sales of $0.1 million, and an increase to other expense of $0.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2019
	As Previously Reported	Restatement Impacts	Restatement References	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Revenue	$148,427	$921	c	$149,348	$(18,283)	$131,065
Cost of sales	112,770	—		112,770	(10,212)	102,558
Gross profit	35,657	921		36,578	(8,071)	28,507
Selling, general and administrative expenses	35,617	594	a,c	36,211	(11,235)	24,976
Amortization of intangible assets	346	—		346	—	346
Operating profit (loss)	(306)	327		21	3,164	3,185
Interest expense, net	904	—		904	(115)	789
Other expense (income), net	(126)	—		(126)	(6)	(132)
Income (loss) from continuing operations before income taxes	(1,084)	327		(757)	3,285	2,528
Income tax expense	(140)	1		(139)	769	630
Net income (loss) from continuing operations	(944)	326		(618)	2,516	1,898
Loss from discontinued operations, net of tax	—	—		—	(2,516)	(2,516)
Net income (loss)	$(944)	$326		$(618)	$—	$(618)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.07)	$0.03		$(0.04)	$0.18	$0.14
Discontinued operations	—	—		—	(0.18)	(0.18)
Basic and diluted earnings (loss) per share	$(0.07)	$0.02		$(0.05)	$—	$(0.04)

Basic weighted average shares outstanding	13,813	—		13,813	—	13,813
Diluted weighted average shares outstanding	13,813	—		13,813	13	13,826

(a) Write-off of Assets: The correction of these misstatements resulted in a decrease to selling, general and administrative ("SG&A") expense of $0.3 million
(c) Correction of misclassification of Selling and Marketing Expenses: The correction of these misstatements resulted in an increase to revenue and an increase to SG&A expense of $0.9 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	For the Six Months Ended June 30, 2019
	As Previously Reported	Restatement Impacts	Restatement References	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Revenue	$293,804	$1,439	c,f	$295,243	$(37,536)	$257,707
Cost of sales	223,424	(65)	f	223,359	(20,861)	202,498
Gross profit	70,380	1,504		71,884	(16,675)	55,209
Selling, general and administrative expenses	72,124	2,566	a,c,f	74,690	(23,468)	51,222
Amortization of intangible assets	691	—		691	—	691
Operating profit (loss)	(2,435)	(1,062)		(3,497)	6,793	3,296
Interest expense, net	1,650	—		1,650	(198)	1,452
Other expense (income), net	(458)	144	f	(314)	(15)	(329)
Income (loss) from continuing operations before income taxes	(3,627)	(1,206)		(4,833)	7,006	2,173
Income tax expense (benefit)	(922)	92	e	(830)	1,767	937
Net income (loss) from continuing operations	(2,705)	(1,298)		(4,003)	5,239	1,236
Loss from discontinued operations, net of tax	—	—		—	(5,239)	(5,239)
Net loss	$(2,705)	$(1,298)		$(4,003)	$—	$(4,003)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.20)	$(0.09)		$(0.29)	$0.38	$0.09
Discontinued operations	—	—		—	(0.38)	(0.38)
Basic and diluted earnings (loss) per share	$(0.20)	$(0.09)		$(0.29)	$—	$(0.29)

Basic weighted average shares outstanding	13,800	—		13,800	—	13,800
Diluted weighted average shares outstanding	13,800	—		13,800	13	13,813

(a) Write-off of Assets: The correction of these misstatements resulted in an increase to selling, general and administrative ("SG&A") expense of $1.1 million
(c) Correction of misclassification of Selling and Marketing Expenses: The correction of these misstatements resulted in an increase to revenue and an increase to SG&A expense of $1.3 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in an increase to income tax expense of $0.1 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in an increase to revenue of $0.1 million, a decrease to cost of sales of $0.1 million, an increase to SG&A of $0.2 million, and an increase to other expense of $0.1 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2019
	As Previously Reported	Restatement Impacts	Restatement References	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Revenue	$145,377	$518	c,f	$145,895	$(19,253)	$126,642
Cost of sales	110,654	(65)	f	110,589	(10,649)	99,940
Gross profit	34,723	583		35,306	(8,604)	26,702
Selling, general and administrative expenses	36,507	1,972	a,c,f	38,479	(12,233)	26,246
Amortization of intangible assets	345	—		345	—	345
Operating profit (loss)	(2,129)	(1,389)		(3,518)	3,629	111
Interest expense, net	746	—		746	(83)	663
Other expense (income), net	(332)	144	f	(188)	(9)	(197)
Income (loss) from continuing operations before income taxes	(2,543)	(1,533)		(4,076)	3,721	(355)
Income tax expense (benefit)	(782)	91	e	(691)	998	307
Net income (loss) from continuing operations	(1,761)	(1,624)		(3,385)	2,723	(662)
Loss from discontinued operations, net of tax	—	—		—	(2,723)	(2,723)
Net loss	$(1,761)	$(1,624)		$(3,385)	$—	$(3,385)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.13)	$(0.12)		$(0.25)	$0.20	$(0.05)
Discontinued operations	—	—		—	(0.20)	(0.20)
Basic and diluted earnings (loss) per share	$(0.13)	$(0.12)		$(0.25)	$—	$(0.25)

Basic weighted average shares outstanding	13,786	—		13,786	—	13,786
Diluted weighted average shares outstanding	13,786	—		13,786	—	13,786

(a) Write-off of Assets: The correction of these misstatements resulted in an increase to selling, general and administrative ("SG&A") expense of $1.4 million
(c) Correction of misclassification of Selling and Marketing Expenses: The correction of these misstatements resulted in an increase to revenue and an increase to SG&A expense of $0.4 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in an increase to income tax expense of $0.1 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in an increase to revenue of $0.1 million, a decrease to cost of sales of $0.1 million, an increase to SG&A expense of $0.2 million, and an increase in other expense of $0.1 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31, 2018
	As Previously Reported	Restatement Impacts	Restatement References	As Restated
	(In thousands, except per share data)
Revenue	$198,981	$(815)	c,f	$198,166
Cost of sales	157,419	(1,246)	f	156,173
Gross profit	41,562	431		41,993
Selling, general and administrative expenses	23,677	1,922	a,c,f	25,599
Amortization of intangible assets	345	—		345
Operating profit	17,540	(1,490)		16,050
Interest expense, net	711	—		711
Other expense (income), net	573	(144)	f	429
Income from continuing operations before income taxes	16,256	(1,346)		14,910
Income tax expense	3,595	(175)	e	3,420
Net income from continuing operations	12,661	(1,171)		11,490
Loss from discontinued operations, net of tax	2,371	—		2,371
Net income (loss)	$15,032	$(1,171)		$13,861

Basic and diluted earnings (loss) per share:
Continuing operations	$0.93	$(0.09)		$0.84
Discontinued operations	0.17	—		0.17
Basic and diluted earnings (loss) per share	$1.10	$(0.09)		$1.01

Basic weighted average shares outstanding	13,714	—		13,714
Diluted weighted average shares outstanding	13,844	—		13,844

(a) Write-off of Assets: The correction of these misstatements resulted in an increase to selling, general and administrative ("SG&A") expense of $1.4 million
(c) Correction of misclassification of Selling and Marketing Expenses: The correction of these misstatements resulted in an increase to revenue and an increase to SG&A expense of $0.6 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in a decrease to income tax expense of $0.2 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in a decrease to revenue of $1.4 million, a decrease to cost of sales of $1.2 million, and a decrease in other income of $0.1 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2018
	As Previously Reported	Restatement Impacts	Restatement References	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Revenue	$196,901	$284	c	$197,185	$(25,884)	$171,301
Cost of sales	146,550	—		146,550	(13,653)	132,897
Gross profit	50,351	284		50,635	(12,231)	38,404
Selling, general and administrative expenses	39,211	1,496	a,c	40,707	(14,411)	26,296
Amortization of intangible assets	345	—		345	—	345
Operating profit	10,795	(1,212)		9,583	2,180	11,763
Interest expense, net	1,001	—		1,001	(115)	886
Other expense (income), net	(426)	—		(426)	(7)	(433)
Income from continuing operations before income taxes	10,220	(1,212)		9,008	2,302	11,310
Income tax expense	2,176	(309)	e	1,867	413	2,280
Net income from continuing operations	8,044	(903)		7,141	1,889	9,030
Loss from discontinued operations, net of tax	—	—		—	(1,889)	(1,889)
Net income (loss)	$8,044	$(903)		$7,141	$—	$7,141

Basic and diluted earnings (loss) per share:
Continuing operations	$0.59	$(0.07)		$0.52	$0.14	$0.66
Discontinued operations	—	—		—	(0.14)	(0.14)
Basic and diluted earnings (loss) per share	$0.59	$(0.07)		$0.52	$—	$0.52

Basic weighted average shares outstanding	13,704	—		13,704	—	13,704
Diluted weighted average shares outstanding	13,713	—		13,713	—	13,713

(a) Write-off of Assets: The correction of these misstatements resulted in an increase to selling, general and administrative ("SG&A") expense of $1.2 million
(c) Correction of misclassification of Selling and Marketing Expenses: The correction of these misstatements resulted in an increase to revenue and an increase to SG&A expense of $0.3 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in a decrease to income tax expense of $0.3 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	For the Nine Months Ended September 30, 2018
	As Previously Reported	Restatement Impacts	Restatement References	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Revenue	$501,475	$1,187	c.f	$502,662	$(70,746)	$431,916
Cost of sales	372,478	81	f	372,559	(37,702)	334,857
Gross profit	128,997	1,106		130,103	(33,044)	97,059
Selling, general and administrative expenses	117,328	4,235	a,c,f	121,563	(43,041)	78,522
Amortization of intangible assets	1,036	—		1,036	—	1,036
Operating profit	10,633	(3,129)		7,504	9,997	17,501
Interest expense, net	2,422	—		2,422	(217)	2,205
Other expense (income), net	(253)	—		(253)	(27)	(280)
Income from continuing operations before income taxes	8,464	(3,129)		5,335	10,241	15,576
Income tax expense	1,712	(214)	e	1,498	2,509	4,007
Net income from continuing operations	6,752	(2,915)		3,837	7,732	11,569
Loss from discontinued operations, net of tax	—	—		—	(7,732)	(7,732)
Net income (loss)	$6,752	$(2,915)		$3,837	$—	$3,837

Basic and diluted earnings (loss) per share:
Continuing operations	$0.49	$(0.21)		$0.28	$0.56	$0.84
Discontinued operations	—	—		—	(0.56)	(0.56)
Basic and diluted earnings (loss) per share	$0.49	$(0.21)		$0.28	$—	$0.28

Basic weighted average shares outstanding	13,694	—		13,694	—	13,694
Diluted weighted average shares outstanding	13,697	—		13,697	—	13,697

(a) Write-off of Assets: The correction of these misstatements resulted in an increase to selling, general and administrative ("SG&A") expense of $3.5 million
(c) Correction of misclassification of Selling and Marketing Expenses: The correction of these misstatements resulted in an increase to revenue and an increase to SG&A expense of $0.9 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in a decrease to income tax expense of $0.2 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in an increase to revenue of $0.3 million, an increase to cost of sales of $0.1 million, and a decrease to SG&A of $0.2 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2018
	As Previously Reported	Restatement Impacts	Restatement References	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Revenue	$157,941	$404	c	$158,345	$(22,762)	$135,583
Cost of sales	117,088	—		117,088	(12,232)	104,856
Gross profit	40,853	404		41,257	(10,530)	30,727
Selling, general and administrative expenses	40,123	525	a,c,f	40,648	(14,211)	26,437
Amortization of intangible assets	346	—		346	—	346
Operating profit	384	(121)		263	3,681	3,944
Interest expense, net	889	—		889	(80)	809
Other expense (income), net	687	—		687	(8)	679
Income from continuing operations before income taxes	(1,192)	(121)		(1,313)	3,769	2,456
Income tax expense	(318)	126	e	(192)	1,003	811
Net income from continuing operations	(874)	(247)		(1,121)	2,766	1,645
Loss from discontinued operations, net of tax	—	—		—	(2,766)	(2,766)
Net income (loss)	$(874)	$(247)		$(1,121)	$—	$(1,121)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.06)	$(0.02)		$(0.08)	$0.20	$0.12
Discontinued operations	—	—		—	(0.20)	(0.20)
Basic and diluted earnings (loss) per share	$(0.06)	$(0.02)		$(0.08)	$—	$(0.08)

Basic weighted average shares outstanding	13,695	—		13,695	—	13,695
Diluted weighted average shares outstanding	13,695	—		13,695	9	13,704

(a) Write-off of Assets: The correction of these misstatements resulted in an increase to selling, general and administrative ("SG&A") expense of $0.5 million
(c) Correction of misclassification of Selling and Marketing Expenses: The correction of these misstatements resulted in an increase to revenue and an increase to SG&A expense of $0.4 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in an increase to income tax expense of $0.1 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in a decrease to SG&A of $0.4 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	For the Six Months Ended June 30, 2018
	As Previously Reported	Restatement Impacts	Restatement References	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Revenue	$304,574	$903	c,f	$305,477	$(44,862)	$260,615
Cost of sales	225,928	81	f	226,009	(24,049)	201,960
Gross profit	78,646	822		79,468	(20,813)	58,655
Selling, general and administrative expenses	78,117	2,738	a,c,f	80,855	(28,630)	52,225
Amortization of intangible assets	691	—		691	—	691
Operating profit	(162)	(1,917)		(2,079)	7,817	5,738
Interest expense, net	1,421	—		1,421	(102)	1,319
Other expense (income), net	173	—		173	(20)	153
Income from continuing operations before income taxes	(1,756)	(1,917)		(3,673)	7,939	4,266
Income tax expense	(464)	95	e	(369)	2,096	1,727
Net income from continuing operations	(1,292)	(2,012)		(3,304)	5,843	2,539
Loss from discontinued operations, net of tax	—	—		—	(5,843)	(5,843)
Net income (loss)	$(1,292)	$(2,012)		$(3,304)	$—	$(3,304)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.09)	$(0.15)		$(0.24)	$0.43	$0.19
Discontinued operations	—	—		—	(0.43)	(0.43)
Basic and diluted earnings (loss) per share	$(0.09)	$(0.15)		$(0.24)	$—	$(0.24)

Basic weighted average shares outstanding	13,689	—		13,689	—	13,689
Diluted weighted average shares outstanding	13,689	—		13,689	4	13,693

(a) Write-off of Assets: The correction of these misstatements resulted in an increase to selling, general and administrative ("SG&A") expense of $2.3 million
(c) Correction of misclassification of Selling and Marketing Expenses: The correction of these misstatements resulted in an increase to revenue and an increase to SG&A expense of $0.6 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in an increase to income tax expense of $0.1 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in an increase to revenue of $0.3 million, an increase to cost of sales of $0.1 million, and a decrease to SG&A of $0.2 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2018
	As Previously Reported	Restatement Impacts	Restatement References	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Revenue	$146,633	$499	c,f	$147,132	$(22,100)	$125,032
Cost of sales	108,840	81	f	108,921	(11,817)	97,104
Gross profit	37,793	418		38,211	(10,283)	27,928
Selling, general and administrative expenses	37,994	2,214	a,c,f	40,208	(14,419)	25,789
Amortization of intangible assets	345	—		345	—	345
Operating profit	(546)	(1,796)		(2,342)	4,136	1,794
Interest expense, net	532	—		532	(22)	510
Other expense (income), net	(514)	—		(514)	(12)	(526)
Income from continuing operations before income taxes	(564)	(1,796)		(2,360)	4,170	1,810
Income tax expense	(146)	(31)		(177)	1,093	916
Net income from continuing operations	(418)	(1,765)		(2,183)	3,077	894
Loss from discontinued operations, net of tax	—	—		—	(3,077)	(3,077)
Net income (loss)	$(418)	$(1,765)		$(2,183)	$—	$(2,183)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.03)	$(0.12)		$(0.15)	$0.22	$0.07
Discontinued operations	—	—		—	(0.22)	(0.22)
Basic and diluted earnings (loss) per share	$(0.03)	$(0.12)		$(0.15)	$—	$(0.15)

Basic weighted average shares outstanding	13,683	—		13,683	—	13,683
Diluted weighted average shares outstanding	13,683	—		13,683	9	13,692
(a) Write-off of Assets: The correction of these misstatements resulted in an increase to selling, general and administrative ("SG&A") expense of $1.7 million
(c) Correction of misclassification of Selling and Marketing Expenses: The correction of these misstatements resulted in an increase to revenue and an increase to SG&A expense of $0.2 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in an increase to revenue of $0.3 million, and increase to cost of sales of $0.1 million, an increase to SG&A of $0.3 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended December 31, 2019
	As Previously Reported	Restatement Impacts	As Restated
	(In thousands)
Net income (loss)	$(1,214)	$(6,090)	$(7,304)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	857	(656)	201
(Loss) gain on long-term intra-entity foreign currency transactions	294	—	294
Cash flow hedging activity	(143)	—	(143)
Reclassification of hedging activities into earnings	81	—	81
Pension plan adjustment	1,410	—	1,410
Reclassification of pension adjustments into earnings	35	—	35
Total other comprehensive loss, net of tax	2,534	(656)	1,878
Comprehensive income (loss)	$1,320	$(6,746)	$(5,426)

See description of the net income (loss) impacts in the consolidated statement of operations for the three months ended December 31, 2019 section above.
The decrease to foreign currency translation adjustments is the result of the translation impacts of restatements in the write-off of assets, reversal of revenue and timing of recognition of customer pricing concessions categories.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30, 2019
	As Previously Reported	Restatement Impacts	As Restated
	(In thousands)
Net income (loss)	$397	$(2,597)	$(2,200)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(312)	294	(18)
(Loss) gain on long-term intra-entity foreign currency transactions	(509)	—	(509)
Cash flow hedging activity	(127)	—	(127)
Reclassification of hedging activities into earnings	122	—	122
Pension plan adjustment	—	—	—
Reclassification of pension adjustments into earnings	127	—	127
Total other comprehensive loss, net of tax	(699)	294	(405)
Comprehensive income (loss)	$(302)	$(2,303)	$(2,605)

See description of the net income (loss) impacts in the consolidated statement of operations for the three months ended September 30, 2019 section above.
The increase to foreign currency translation adjustments is the result of the translation impacts of restatements in the write-off of assets, reversal of revenue and timing of recognition of customer pricing concessions categories.

	For the Nine Months Ended September 30, 2019
	As Previously Reported	Restatement Impacts	As Restated
	(In thousands)
Net income (loss)	$(2,308)	$(3,895)	$(6,203)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	244	65	309
(Loss) gain on long-term intra-entity foreign currency transactions	(373)	—	(373)
Cash flow hedging activity	(1,570)	144	(1,426)
Reclassification of hedging activities into earnings	268	—	268
Pension plan adjustment	—	—	—
Reclassification of pension adjustments into earnings	219	94	313
Total other comprehensive loss, net of tax	(1,212)	303	(909)
Comprehensive income (loss)	$(3,520)	$(3,592)	$(7,112)

See description of the net income (loss) impacts in the consolidated statement of operations for the nine months ended September 30, 2019 section above.
The increase to foreign currency translation adjustments is the result of the translation impacts of restatements in the write-off of assets, reversal of revenue and timing of recognition of customer pricing concessions categories.
The increases to cash flow hedging and the reclassification of pension adjustments are from the correction of other immaterial errors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30, 2019
	As Previously Reported	Restatement Impacts	As Restated
	(In thousands)
Net income (loss)	$(944)	$326	$(618)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	226	(113)	113
(Loss) gain on long-term intra-entity foreign currency transactions	121	—	121
Cash flow hedging activity	(877)	—	(877)
Reclassification of hedging activities into earnings	144	—	144
Pension plan adjustment	—	—	—
Reclassification of pension adjustments into earnings	102	—	102
Total other comprehensive loss, net of tax	(284)	(113)	(397)
Comprehensive income (loss)	$(1,228)	$213	$(1,015)

See description of the net income (loss) impacts in the consolidated statement of operations for the three months ended June 30, 2019 section above.
The decrease to foreign currency translation adjustments is the result of the translation impacts of restatements in the write-off of assets, reversal of revenue and timing of recognition of customer pricing concessions categories.
The increases to the reclassification of pension adjustments are from the correction of other immaterial errors.

	For the Six Months Ended June 30, 2019
	As Previously Reported	Restatement Impacts	As Restated
	(In thousands)
Net income (loss)	$(2,705)	$(1,298)	$(4,003)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	556	(229)	327
(Loss) gain on long-term intra-entity foreign currency transactions	136	—	136
Cash flow hedging activity	(1,443)	144	(1,299)
Reclassification of hedging activities into earnings	146	—	146
Pension plan adjustment	—	—	—
Reclassification of pension adjustments into earnings	92	94	186
Total other comprehensive loss, net of tax	(513)	9	(504)
Comprehensive income (loss)	$(3,218)	$(1,289)	$(4,507)

See description of the net income (loss) impacts in the consolidated statement of operations for the six months ended June 30, 2019 section above.
The decrease to foreign currency translation adjustments is the result of the translation impacts of restatements in the write-off of assets and timing of recognition of customer pricing concessions categories.
The increase to cash flow hedging and the reclassification of pension adjustments is from the correction of other immaterial errors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31, 2019
	As Previously Reported	Restatement Impacts	As Restated
	(In thousands)
Net income (loss)	$(1,761)	$(1,624)	$(3,385)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	330	(116)	214
(Loss) gain on long-term intra-entity foreign currency transactions	15	—	15
Cash flow hedging activity	(566)	144	(422)
Reclassification of hedging activities into earnings	2	—	2
Pension plan adjustment	—	—	—
Reclassification of pension adjustments into earnings	(10)	94	84
Total other comprehensive loss, net of tax	(229)	122	(107)
Comprehensive income (loss)	$(1,990)	$(1,502)	$(3,492)

See description of the net income (loss) impacts in the consolidated statement of operations for the three months ended March 31, 2019 section above.
The decrease to foreign currency translation adjustments is the result of the translation impacts of restatements in the write-off of assets, reversal of revenue and timing of recognition of customer pricing concessions categories.
The increase to cash flow hedging is from the correction of other immaterial errors.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended December 31, 2018
	As Previously Reported	Restatement Impacts	As Restated
	(In thousands)
Net income (loss)	$15,032	$(1,171)	$13,861
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,441)	306	(1,135)
(Loss) gain on long-term intra-entity foreign currency transactions	60	—	60
Cash flow hedging activity	(208)	(144)	(352)
Reclassification of hedging activities into earnings	48	—	48
Pension plan adjustment	(1,920)	—	(1,920)
Reclassification of pension adjustments into earnings	235	(94)	141
Total other comprehensive loss, net of tax	(3,226)	68	(3,158)
Comprehensive income (loss)	$11,806	$(1,103)	$10,703

See description of the net income (loss) impacts in the consolidated statement of operations for the three months ended December 31, 2018 section above.
The increase to foreign currency translation adjustments is the result of the translation impacts of restatements in the write-off of assets, reversal of revenue and timing of recognition of customer pricing concessions categories.
The decrease to cash flow hedging and the reclassification of pension adjustments are from the correction of other immaterial errors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30, 2018
	As Previously Reported	Restatement Impacts	As Restated
	(In thousands)
Net income (loss)	$8,044	$(903)	$7,141
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,257	(355)	902
(Loss) gain on long-term intra-entity foreign currency transactions	(53)	—	(53)
Cash flow hedging activity	(301)	—	(301)
Reclassification of hedging activities into earnings	(102)	—	(102)
Pension plan adjustment	—	—	—
Reclassification of pension adjustments into earnings	115	—	115
Total other comprehensive loss, net of tax	916	(355)	561
Comprehensive income (loss)	$8,960	$(1,258)	$7,702

See description of the net income (loss) impacts in the consolidated statement of operations for the three months ended September 30, 2018 section above.
The decrease to foreign currency translation adjustments is the result of the translation impacts of restatements in the write-off of assets, reversal of revenue and timing of recognition of customer pricing concessions categories.

	For the Nine Months Ended September 30, 2018
	As Previously Reported	Restatement Impacts	As Restated
	(In thousands)
Net income (loss)	$6,752	$(2,915)	$3,837
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,282	(219)	1,063
(Loss) gain on long-term intra-entity foreign currency transactions	(1,066)	—	(1,066)
Cash flow hedging activity	452	—	452
Reclassification of hedging activities into earnings	105	—	105
Pension plan adjustment	—	—	—
Reclassification of pension adjustments into earnings	415	—	415
Total other comprehensive loss, net of tax	1,188	(219)	969
Comprehensive income (loss)	$7,940	$(3,135)	$4,805

See description of the net income (loss) impacts in the consolidated statement of operations for the nine months ended September 30, 2018 section above.
The decrease to foreign currency translation adjustments is the result of the translation impacts of restatements in the write-off of assets, reversal of revenue and timing of recognition of customer pricing concessions categories.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30, 2018
	As Previously Reported	Restatement Impacts	As Restated
	(In thousands)
Net income (loss)	$(874)	$(247)	$(1,121)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(892)	480	(412)
(Loss) gain on long-term intra-entity foreign currency transactions	(1,013)	—	(1,013)
Cash flow hedging activity	464	—	464
Reclassification of hedging activities into earnings	41	—	41
Pension plan adjustment	—	—	—
Reclassification of pension adjustments into earnings	142	—	142
Total other comprehensive loss, net of tax	(1,258)	480	(778)
Comprehensive income (loss)	$(2,132)	$233	$(1,899)

See description of the net income (loss) impacts in the consolidated statement of operations for the three months ended June 30, 2018 section above.
The increase to foreign currency translation adjustments is the result of the translation impacts of restatements in the write-off of assets, reversal of revenue and timing of recognition of customer pricing concessions categories.

	For the Six Months Ended June 30, 2018
	As Previously Reported	Restatement Impacts	As Restated
	(In thousands)
Net income (loss)	$(1,292)	$(2,012)	$(3,304)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	25	136	161
(Loss) gain on long-term intra-entity foreign currency transactions	(1,013)	—	(1,013)
Cash flow hedging activity	753	—	753
Reclassification of hedging activities into earnings	207	—	207
Pension plan adjustment	—	—	—
Reclassification of pension adjustments into earnings	300	—	300
Total other comprehensive loss, net of tax	272	136	408
Comprehensive income (loss)	$(1,020)	$(1,876)	$(2,896)

See description of the net income (loss) impacts in the consolidated statement of operations for the six months ended June 30, 2018 section above.
The increase to foreign currency translation adjustments is the result of the translation impacts of restatements in the write-off of assets, reversal of revenue and timing of recognition of customer pricing concessions categories.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31, 2018
	As Previously Reported	Restatement Impacts	As Restated
	(In thousands)
Net income (loss)	$(418)	$(1,765)	$(2,183)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	917	(344)	573
(Loss) gain on long-term intra-entity foreign currency transactions	—	—	—
Cash flow hedging activity	289	—	289
Reclassification of hedging activities into earnings	166	—	166
Pension plan adjustment	—	—	—
Reclassification of pension adjustments into earnings	158	—	158
Total other comprehensive loss, net of tax	1,530	(344)	1,186
Comprehensive income (loss)	$1,112	$(2,109)	$(997)

See description of the net income (loss) impacts in the consolidated statement of operations for the three months ended March 31, 2018 section above.
The decrease to foreign currency translation adjustments is the result of the translation impacts of restatements in the write-off of assets, reversal of revenue and timing of recognition of customer pricing concessions categories.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED BALANCE SHEETS

`	September 30, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$1,866	$—		$1,866	$(307)	$1,559
Trade receivables, net	106,135	(2,179)	a,b	103,956	(865)	103,091
Inventory	181,847	—		181,847	(20,804)	161,043
Prepaid expenses and other current assets	22,445	(7,505)	a,b	14,940	(854)	14,086
Current assets of discontinued operations	—	—		—	22,830	22,830
Total current assets	312,293	(9,684)		302,609	—	302,609
Property, plant and equipment, net	22,653	—		22,653	(460)	22,193
Goodwill	6,253	—		6,253	—	6,253
Other intangible assets, net	3,483	—		3,483	—	3,483
Deferred income taxes	6,161	634	e	6,795	(1,155)	5,640
Deferred costs	8,925	—		8,925	(121)	8,804
Other non-current assets	1,561	—		1,561	(8)	1,553
Non-current assets of discontinued operations	—	—		—	1,744	1,744
Total assets	$361,329	$(9,050)		$352,279	$—	$352,279
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$147,206	$16		$147,222	$(7,211)	$140,011
Accounts payable to NACCO Industries, Inc.	220	—		220	—	220
Revolving credit agreements	59,702	—		59,702	(9,550)	50,152
Accrued compensation	15,568	389	f	15,957	(1,307)	14,650
Accrued product returns	8,266	—		8,266	—	8,266
Other current liabilities	30,651	1,874	a,d,e	32,525	(6,645)	25,880
Current liabilities of discontinued operations	—	—		—	24,713	24,713
Total current liabilities	261,613	2,279		263,892	—	263,892
Revolving credit agreements	30,000	—		30,000	—	30,000
Other long-term liabilities	14,961	882	e	15,843	(1,585)	14,258
Non-current liabilities of discontinued operations	—	—		—	1,585	1,585
Total liabilities	306,574	3,161		309,735	—	309,735
Stockholders’ equity
Class A Common stock	95	—		95	—	95
Class B Common stock	44	—		44	—	44
Capital in excess of par value	54,143	—		54,143	—	54,143
Treasury stock	(5,960)	—		(5,960)	—	(5,960)
Retained earnings	24,955	(12,724)	a,b,c,d,e,f	12,231	—	12,231
Accumulated other comprehensive loss	(18,522)	513	a,b,d	(18,009)	—	(18,009)
Total stockholders’ equity	54,755	(12,211)		42,544	—	42,544
Total liabilities and stockholders' equity	$361,329	$(9,050)		$352,279	$—	$352,279

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

(a) Write-off of Assets: The correction of these misstatements resulted in a decrease to trade receivables of $1.6 million, a reduction to prepaid expenses and other current assets of $7.6 million, and an increase to other current liabilities of $2.1 million
(b) Reversal of Revenue: The correction of these misstatements resulted in a decrease to trade receivables of $0.6 million and an increase to prepaid expenses and other current assets of $0.1 million
(d) Correction for the timing of recognition of customer price concessions: The correction of these misstatements resulted in an increase to other current liabilities of $0.2 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in an increase to deferred income taxes of $0.6 million, a decrease to other current liabilities of $0.4 million, and an increase to other long-term liabilities of $0.9 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in an increase to accrued compensation of $0.4 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED BALANCE SHEETS

`	June 30, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$1,131	$—		$1,131	$(102)	$1,029
Trade receivables, net	89,579	(2,446)	a,f	87,133	(865)	86,268
Inventory	140,817	—		140,817	(19,345)	121,472
Prepaid expenses and other current assets	24,078	(6,723)	a	17,355	(943)	16,412
Current assets of discontinued operations	—	—		—	21,255	21,255
Total current assets	255,605	(9,169)		246,436	—	246,436
Property, plant and equipment, net	23,204	—		23,204	(1,555)	21,649
Goodwill	6,253	—		6,253	—	6,253
Other intangible assets, net	3,828	—		3,828	—	3,828
Deferred income taxes	6,169	318	e	6,487	(2,733)	3,754
Deferred costs	8,683	—		8,683	(119)	8,564
Other non-current assets	1,997	—		1,997	(13)	1,984
Non-current assets of discontinued operations	—	—		—	4,420	4,420
Total assets	$305,739	$(8,851)		$296,888	$—	$296,888
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$91,737	$—		$91,737	$(5,538)	$86,199
Accounts payable to NACCO Industries, Inc.	220	—		220	—	220
Revolving credit agreements	58,955	—		58,955	(7,450)	51,505
Accrued compensation	12,091	387	f	12,478	(753)	11,725
Accrued product returns	8,224	—		8,224	—	8,224
Other current liabilities	27,930	(241)	a,d,e,f	27,689	(6,307)	21,382
Current liabilities of discontinued operations	—	—		—	20,048	20,048
Total current liabilities	199,157	146		199,303	—	199,303
Revolving credit agreements	32,000	—		32,000	(2,000)	30,000
Other long-term liabilities	15,485	911	e	16,396	(1,697)	14,699
Non-current liabilities of discontinued operations	—	—		—	3,697	3,697
Total liabilities	246,642	1,057		247,699	—	247,699
Stockholders’ equity
Class A Common stock	95	—		95	—	95
Class B Common stock	44	—		44	—	44
Capital in excess of par value	53,342	—		53,342	—	53,342
Treasury stock	(2,334)	—		(2,334)	—	(2,334)
Retained earnings	25,773	(10,127)	a,d,e,f	15,646	—	15,646
Accumulated other comprehensive loss	(17,823)	219	a,d	(17,604)	—	(17,604)
Total stockholders’ equity	59,097	(9,908)		49,189	—	49,189
Total liabilities and stockholders' equity	$305,739	$(8,851)		$296,888	$—	$296,888

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

(a) Write-off of Assets: The correction of these misstatements resulted in a decrease to trade receivables of $1.3 million, a reduction to prepaid expenses and other current assets of $6.7 million, and an increase in other current liabilities of $1.4 million
(d) Correction for the timing of recognition of customer price concessions: The correction of these misstatements resulted in an increase to other current liabilities of $0.2 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in an increase to deferred income taxes of $0.3 million, a decrease to other current liabilities of $0.4 million, and an increase to other long-term liabilities of $0.9 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in a decrease to trade receivables of $1.1 million, an increase to accrued compensation of $0.4 million, and a decrease to other current liabilities of $1.4 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED BALANCE SHEETS

`	March 31, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$1,721	$—		$1,721	$(85)	$1,636
Trade receivables, net	92,534	(2,768)	a,f	89,766	(10,664)	79,102
Inventory	142,261	—		142,261	(21,554)	120,707
Prepaid expenses and other current assets	16,373	(6,605)	a	9,768	7,611	17,379
Current assets of discontinued operations	—	—		—	24,692	24,692
Total current assets	252,889	(9,373)		243,516	—	243,516
Property, plant and equipment, net	22,566	—		22,566	(1,582)	20,984
Goodwill	6,253	—		6,253	—	6,253
Other intangible assets, net	4,174	—		4,174	—	4,174
Deferred income taxes	5,493	385	e	5,878	(2,712)	3,166
Deferred costs	8,447	—		8,447	(131)	8,316
Other non-current assets	2,424	—		2,424	(21)	2,403
Non-current assets of discontinued operations	—	—		—	4,446	4,446
Total assets	$302,246	$(8,988)		$293,258	$—	$293,258
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$80,649	$—		$80,649	$(6,929)	$73,720
Accounts payable to NACCO Industries, Inc.	2,425	—		2,425	—	2,425
Revolving credit agreements	62,212	—		62,212	(7,400)	54,812
Accrued compensation	8,903	370	f	9,273	(875)	8,398
Accrued product returns	9,314	—		9,314	—	9,314
Other current liabilities	24,109	(135)	a,d,e,f	23,974	(6,269)	17,705
Current liabilities of discontinued operations	—	—		—	21,473	21,473
Total current liabilities	187,612	235		187,847	—	187,847
Revolving credit agreements	32,000	—		32,000	(2,000)	30,000
Other long-term liabilities	19,555	898	e	20,453	(1,834)	18,619
Non-current liabilities of discontinued operations	—	—		—	3,834	3,834
Total liabilities	239,167	1,133		240,300	—	240,300
Stockholders’ equity
Class A Common stock	95	—		95	—	95
Class B Common stock	44	—		44	—	44
Capital in excess of par value	52,520	—		52,520	—	52,520
Retained earnings	27,959	(10,453)	a,d,e,f	17,506	—	17,506
Accumulated other comprehensive loss	(17,539)	332	a,d	(17,207)	—	(17,207)
Total stockholders’ equity	63,079	(10,121)		52,958	—	52,958
Total liabilities and stockholders' equity	$302,246	$(8,988)		$293,258	$—	$293,258

(a) Write-off of Assets: The correction of these misstatements resulted in a decrease to trade receivables of $1.6 million, a reduction to prepaid expenses and other current assets of $6.6 million, and an increase to other current liabilities of $1.4 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

(d) Correction for the timing of recognition of customer price concessions: The correction of these misstatements resulted in an increase to other current liabilities of $0.2 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in a decrease to other current assets of $0.1 million, an increase to deferred income taxes of $0.4 million, a decrease to other current liabilities of $0.3 million, and an increase to other long-term liabilities of $0.9 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in a decrease to trade receivables of $1.1 million, an increase to accrued compensation of $0.4 million and a decrease to other current liabilities of $1.4 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED BALANCE SHEETS

`	September 30, 2018
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$2,139	$—		$2,139	$(572)	$1,567
Trade receivables, net	113,683	(351)	a	113,332	(1,023)	112,309
Inventory	183,831	—		183,831	(28,087)	155,744
Prepaid expenses and other current assets	20,766	(5,668)	a	15,098	(2,503)	12,595
Current assets of discontinued operations	—	—		—	32,185	32,185
Total current assets	320,419	(6,019)		314,400	—	314,400
Property, plant and equipment, net	23,309	—		23,309	(2,321)	20,988
Goodwill	6,253	—		6,253	—	6,253
Other intangible assets, net	4,864	—		4,864	—	4,864
Deferred income taxes	10,450	53	e	10,503	(2,799)	7,704
Deferred costs	10,306	—		10,306	(153)	10,153
Other non-current assets	3,322	—		3,322	(40)	3,282
Non-current assets of discontinued operations	—	—		—	5,313	5,313
Total assets	$378,923	$(5,966)		$372,957	$—	$372,957
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$143,955	$—		$143,955	$(12,335)	$131,620
Accounts payable to NACCO Industries, Inc.	2,480	—		2,480	—	2,480
Revolving credit agreements	69,883	—		69,883	(9,800)	60,083
Accrued compensation	16,575	356	f	16,931	(1,510)	15,421
Accrued product returns	9,601	—		9,601	—	9,601
Other current liabilities	27,139	1,397	a,d,e	28,536	(6,048)	22,488
Current liabilities of discontinued operations	—	—		—	29,693	29,693
Total current liabilities	269,633	1,753		271,386	—	271,386
Revolving credit agreements	30,000	—		30,000	—	30,000
Other long-term liabilities	24,840	(204)	e	24,636	(2,293)	22,343
Non-current liabilities of discontinued operations	—	—		—	2,293	2,293
Total liabilities	324,473	1,549		326,022	—	326,022
Stockholders’ equity
Class A Common stock	92	—		92	—	92
Class B Common stock	45	—		45	—	45
Capital in excess of par value	51,366	—		51,366	—	51,366
Treasury stock	—	—		—	—	—
Retained earnings	17,031	(7,658)	a,d,e,f	9,373	—	9,373
Accumulated other comprehensive loss	(14,084)	143	a,b,d	(13,941)	—	(13,941)
Total stockholders’ equity	54,450	(7,515)		46,935	—	46,935
Total liabilities and stockholders' equity	$378,923	$(5,966)		$372,957	$—	$372,957

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

(a) Write-off of Assets: The correction of these misstatements resulted in a decrease to trade receivables of $0.4 million, a reduction to prepaid expenses and other current assets of $5.7 million, and an increase to other current liabilities of $1.0 million
(d) Correction for the timing of recognition of customer price concessions: The correction of these misstatements resulted in an increase to other current liabilities of $0.3 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in an increase to deferred income taxes of $0.1 million, a decrease to other long-term liabilities of $0.2 million and an increase to other current liabilities of $0.1 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in an increase to accrued compensation of $0.4 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED BALANCE SHEETS

`	June 30, 2018
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$1,962	$—		$1,962	$(569)	$1,393
Trade receivables, net	77,623	(411)	a	77,212	(1,080)	76,132
Inventory	165,237	—		165,237	(26,516)	138,721
Prepaid expenses and other current assets	20,996	(3,888)	a	17,108	(2,539)	14,569
Current assets of discontinued operations	—	—		—	30,704	30,704
Total current assets	265,818	(4,299)		261,519	—	261,519
Property, plant and equipment, net	21,839	—		21,839	(2,751)	19,088
Goodwill	6,253	—		6,253	—	6,253
Other intangible assets, net	5,209	—		5,209	—	5,209
Deferred income taxes	10,894	668	e	11,562	(2,685)	8,877
Deferred costs	9,973	—		9,973	(148)	9,825
Other non-current assets	3,282	—		3,282	(104)	3,178
Non-current assets of discontinued operations	—	—		—	5,688	5,688
Total assets	$323,268	$(3,631)		$319,637	$—	$319,637
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$103,461	$—		$103,461	$(10,973)	$92,488
Accounts payable to NACCO Industries, Inc.	2,769	—		2,769	—	2,769
Revolving credit agreements	75,476	—		75,476	(9,150)	66,326
Accrued compensation	12,531	325	f	12,856	(872)	11,984
Accrued product returns	9,648	—		9,648	—	9,648
Other current liabilities	19,099	2,505	a,d,e,f	21,604	(5,835)	15,769
Current liabilities of discontinued operations	—	—		—	26,830	26,830
Total current liabilities	222,984	2,830		225,814	—	225,814
Revolving credit agreements	30,000	—		30,000	—	30,000
Other long-term liabilities	24,274	(204)	e	24,070	(2,416)	21,654
Non-current liabilities of discontinued operations	—	—		—	2,416	2,416
Total liabilities	277,258	2,626		279,884	—	279,884
Stockholders’ equity
Class A Common stock	92	—		92	—	92
Class B Common stock	45	—		45	—	45
Capital in excess of par value	50,721	—		50,721	—	50,721
Treasury stock	—	—		—	—	—
Retained earnings	10,152	(6,755)	a,d,e,f	3,397	—	3,397
Accumulated other comprehensive loss	(15,000)	498	a,e,f	(14,502)	—	(14,502)
Total stockholders’ equity	46,010	(6,257)		39,753	—	39,753
Total liabilities and stockholders' equity	$323,268	$(3,631)		$319,637	$—	$319,637

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

(a) Write-off of Assets: The correction of these misstatements resulted in a decrease to trade receivables of $0.4 million, a reduction to prepaids and other assets of $3.9 million, and an increase to other current liabilities of $1.3 million
(d) Correction for the timing of recognition of customer price concessions: The correction of these misstatements resulted in an increase to other current liabilities of $0.2 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in an increase to deferred income taxes of $0.7 million, an increase to other current liabilities of $0.2 million, and a decrease to other long-term liabilities of $0.2 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in an increase to accrued compensation of $0.3 million, and an increase to other current liabilities of $0.8 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONDENSED CONSOLIDATED BALANCE SHEETS

`	March 31, 2018
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$2,389	$—		$2,389	$(605)	$1,784
Trade receivables, net	88,579	(191)	a	88,388	(9,030)	79,358
Inventory	157,622	—		157,622	(24,873)	132,749
Prepaid expenses and other current assets	11,848	(2,655)	a	9,193	5,422	14,615
Current assets of discontinued operations	—	—		—	29,086	29,086
Total current assets	260,438	(2,846)		257,592	—	257,592
Property, plant and equipment, net	20,597	—		20,597	(2,954)	17,643
Goodwill	6,253	—		6,253	—	6,253
Other intangible assets, net	5,555	—		5,555	—	5,555
Deferred income taxes	12,200	610	e	12,810	(2,391)	10,419
Deferred costs	10,347	—		10,347	(160)	10,187
Other non-current assets	3,224	—		3,224	(156)	3,068
Non-current assets of discontinued operations	—	—		—	5,661	5,661
Total assets	$318,614	$(2,236)		$316,378	$—	$316,378
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$108,185	$—		$108,185	$(11,261)	$96,924
Accounts payable to NACCO Industries, Inc.	9,285	—		9,285	(1,471)	7,814
Revolving credit agreements	65,508	—		65,508	(2,200)	63,308
Accrued compensation	9,833	338	f	10,171	(933)	9,238
Accrued product returns	10,815	—		10,815	—	10,815
Other current liabilities	22,751	4,120	a,d,e,f	26,871	(5,644)	21,227
Current liabilities of discontinued operations	—	—		—	21,509	21,509
Total current liabilities	226,377	4,458		230,835	—	230,835
Revolving credit agreements	20,000	—		20,000	—	20,000
Other long-term liabilities	24,600	(204)	e	24,396	(2,565)	21,831
Non-current liabilities of discontinued operations	—	—		—	2,565	2,565
Total liabilities	270,977	4,254		275,231	—	275,231
Stockholders’ equity
Class A Common stock	92	—		92	—	92
Class B Common stock	45	—		45	—	45
Capital in excess of par value	49,051	—		49,051	—	49,051
Treasury stock	—	—		—	—	—
Retained earnings	12,191	(6,508)	a,d,e,f	5,683	—	5,683
Accumulated other comprehensive loss	(13,742)	18	a,e,f	(13,724)	—	(13,724)
Total stockholders’ equity	47,637	(6,490)		41,147	—	41,147
Total liabilities and stockholders' equity	$318,614	$(2,236)		$316,378	$—	$316,378

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

(a) Write-off of Assets: The correction of these misstatements resulted in a decrease to trade receivables of $0.2 million, a reduction to prepaids and other assets of $2.6 million, and an increase to other current liabilities of $2.6 million
(d) Correction for the timing of recognition of customer price concessions: The correction of these misstatements resulted in an increase to other current liabilities of $0.3 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in an increase to deferred income taxes of $0.6 million, and a decrease to other long-term liabilities of $0.2 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in an increase to accrued compensation of $0.3 million, and an increase to other current liabilities of $1.2 million

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HAMILTON BEACH BRANDS HOLDING COMPANY
YEAR ENDED DECEMBER 31, 2019, 2018, AND 2017

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe		Balance at End of Period (C)
(In thousands)
2019
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$713	$309	$—	$(1)	(A)	$1,023
Deferred tax valuation allowances (as Restated)	$1,162	$6,502	$—	$39	(D)	$7,625
2018
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,177	$11	$—	$475	(A)	$713
Deferred tax valuation allowances (as Restated)	$1,968	$—	$—	$806	(D)	$1,162
2017
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$862	$405	$—	$90	(A)	$1,177
Allowance for discounts, adjustments and returns	$14,650	$21,358	$—	$21,844	(B)	$14,164
Deferred tax valuation allowances (as Restated)	$1,686	$295	$—	$13		$1,968

(A)	Write-offs, net of recoveries and foreign exchange rate adjustments.

(B)	Payments and customer deductions for product returns, discounts and allowances.

(C)	Balances which are not required to be presented and those which are immaterial have been omitted.

(D)	Foreign exchange rate adjustments and utilization of foreign entity losses.