Form 10-Q
period 2020-03-31
Hamilton Beach Brands Holding Co
filed 2020-07-24
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		As Restated	As Restated and Recast
	MARCH 31 2020	DECEMBER 31 2019	MARCH 31 2019
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$2,078	$2,142	$1,636
Trade receivables, net	69,569	108,381	79,102
Inventory	89,986	109,806	120,707
Prepaid expenses and other current assets	16,427	11,345	17,379
Current assets of discontinued operations	324	5,383	24,692
Total current assets	178,384	237,057	243,516
Property, plant and equipment, net	22,465	22,324	20,984
Goodwill	6,253	6,253	6,253
Other intangible assets, net	2,818	3,141	4,174
Deferred income taxes	5,128	6,248	3,166
Deferred costs	11,172	10,941	8,316
Other non-current assets	2,150	2,085	2,403
Non-current assets of discontinued operations	—	614	4,446
Total assets	$228,370	$288,663	$293,258
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$61,578	$111,348	$73,720
Accounts payable to NACCO Industries, Inc.	496	496	2,425
Revolving credit agreements	34,547	23,497	54,812
Accrued compensation	8,126	15,027	8,398
Accrued product returns	7,536	8,697	9,314
Other current liabilities	14,097	12,534	17,705
Current liabilities of discontinued operations	1,099	29,723	21,473
Total current liabilities	127,478	201,322	187,847
Revolving credit agreements	35,000	35,000	30,000
Other long-term liabilities	12,493	16,075	18,619
Non-current liabilities of discontinued operations	—	—	3,834
Total liabilities	174,972	252,397	240,300
Stockholders' equity
Class A Common stock	99	98	95
Class B Common stock	41	41	44
Capital in excess of par value	55,062	54,509	52,520
Treasury stock	(5,960)	(5,960)	—
Retained earnings	23,996	3,710	17,506
Accumulated other comprehensive loss	(19,842)	(16,132)	(17,207)
Total stockholders' equity	53,396	36,266	52,958
Total liabilities and stockholders' equity	$228,370	$288,663	$293,258

See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MARCH 31
		As Restated and Recast
	2020	2019
	(In thousands, except per share data)
Revenue	$120,846	$126,642
Cost of sales	95,806	99,940
Gross profit	25,040	26,702
Selling, general and administrative expenses	24,213	26,246
Amortization of intangible assets	324	345
Operating profit	503	111
Interest expense, net	603	663
Other expense (income), net	1,702	(197)
Income (loss) from continuing operations before income taxes	(1,802)	(355)
Income tax expense (benefit)	(448)	307
Net income (loss) from continuing operations	(1,354)	(662)
Income (loss) from discontinued operations, net of tax	22,866	(2,723)
Net income (loss)	$21,512	$(3,385)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.10)	$(0.05)
Discontinued operations	1.68	(0.20)
Basic and diluted earnings (loss) per share	$1.58	$(0.25)

Basic weighted average shares outstanding	13,625	13,786
Diluted weighted average shares outstanding	13,625	13,786

See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED MARCH 31
		As Restated and Recast
	2020	2019
	(In thousands)
Net income (loss)	$21,512	$(3,385)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,057	214
(Loss) gain on long-term intra-entity foreign currency transactions	(4,910)	15
Cash flow hedging activity	(162)	(422)
Reclassification of hedging activities into earnings	110	2
Reclassification of pension adjustments into earnings	195	84
Total other comprehensive loss, net of tax	(3,710)	(107)
Comprehensive income (loss)	$17,803	$(3,492)

See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31
		As Restated and Recast
	2020	2019
	(In thousands)
Operating activities
Net income (loss) from continuing operations	$(1,354)	$(662)
Adjustments to reconcile net income (loss) from continuing operations to net cash used for operating activities:
Depreciation and amortization	792	1,048
Deferred income taxes	1,182	2,311
Stock compensation expense	555	807
Other	343	(31)
Net changes in operating assets and liabilities:
Affiliate payable	—	9
Trade receivables	34,811	19,889
Inventory	17,047	2,263
Other assets	(5,637)	(2,698)
Accounts payable	(49,550)	(45,593)
Other liabilities	(8,231)	(17,582)
Net cash used for operating activities from continuing operations	(10,042)	(40,239)
Investing activities
Expenditures for property, plant and equipment	(625)	(854)
Net cash used for investing activities from continuing operations	(625)	(854)
Financing activities
Net additions to revolving credit agreements	11,102	38,165
Cash dividends paid	(1,226)	(1,177)
Net cash provided by financing activities from continuing operations	9,876	36,988
Cash flows from discontinued operations
Net cash used for operating activities from discontinued operations	(4,968)	(9,896)
Net cash provided by investing activities from discontinued operations	6	21
Net cash provided by financing activities from discontinued operations	—	9,400
Cash used for discontinued operations	(4,962)	(475)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,376	(51)
Cash, cash equivalents and restricted cash
Increase (decrease) for the period from continuing operations	585	(4,156)
Decrease for the period from discontinued operations	(4,962)	(475)
Balance at the beginning of the period	7,164	6,352
Balance at the end of the period	$2,787	$1,721

Reconciliation of cash, cash equivalents and restricted cash
Continuing operations:
Cash and cash equivalents	$2,078	$1,636
Restricted cash included in prepaid expenses and other current assets	186	—
Restricted cash included in other non-current assets	378	—
Cash and cash equivalents of discontinued operations	145	85
Total cash, cash equivalents, and restricted cash	$2,787	$1,721

See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (1)	Accumulated Other Comprehensive Income (Loss) (1)	Total Stockholders' Equity (1)
	(In thousands, except per share data)
As Restated Balance, January 1, 2020	$98	$41	$54,509	$(5,960)	$3,710	$(16,132)	$36,266
Net income	—	—	—	—	21,512	—	21,512
Issuance of common stock, net of conversions	1	—	(1)	—	—	—	—
Share-based compensation expense	—	—	554	—	—	—	554
Cash dividends on Class A Common and Class B Common $0.09 per share	—	—	—	—	(1,226)	—	(1,226)
Other comprehensive loss	—	—	—	—	—	(4,015)	(4,015)
Reclassification adjustment to net income	—	—	—	—	—	305	305
Balance, March 31, 2020	$99	$41	$55,062	$(5,960)	$23,996	$(19,842)	$53,396

As Restated Balance, January 1, 2019	$93	$44	$51,714	$—	$22,068	$(17,101)	$56,818
Net loss	—	—	—	—	(3,385)	—	(3,385)
Issuance of common stock, net of conversions	2	—	(1)	—	—	—	1
Share-based compensation expense	—	—	807	—	—	—	807
Cash dividends on Class A Common and Class B Common $0.085 per share	—	—	—	—	(1,177)	—	(1,177)
Other comprehensive loss	—	—	—	—	—	(192)	(192)
Reclassification adjustment to net loss	—	—	—	—	—	86	86
As Restated Balance, March 31, 2019	$95	$44	$52,520	$—	$17,506	$(17,207)	$52,958

See notes to unaudited condensed consolidated financial statements.
(1) As Restated

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(Tabular amounts in thousands, except as noted and per share amounts)

NOTE 1—Basis of Presentation and Recently Issued Accounting Standards

Basis of Presentation

Hamilton Beach Brands Holding Company is a holding company and operates through its wholly-owned subsidiary, Hamilton Beach Brands, Inc. (“HBB”) (collectively “Hamilton Beach Holding” or the “Company”). HBB is a leading designer, marketer, and distributor of branded, small electric household and specialty housewares appliances, as well as commercial products for restaurants, fast food chains, bars, and hotels. HBB participates in the consumer, commercial and specialty small kitchen appliance markets.

The Company previously operated through its other wholly-owned subsidiary, The Kitchen Collection, LLC ("KC"), which is reported as discontinued operations in all periods presented herein. KC completed its dissolution on April 3, 2020 with a pro-rata distribution of its remaining assets to creditors, at which time the KC legal entity ceased to exist. See Note 3 for further information on discontinued operations.

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2019.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the remainder of the year due to the highly seasonal nature of our primary markets. A majority of revenue and operating profit typically occurs in the second half of the calendar year when sales of our products to retailers and consumers historically increase significantly for the fall holiday-selling season.

HBB maintains a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires on June 30, 2021, within one year after the issuance of these financial statements.  Given the market conditions including unfavorable pricing terms, HBB has not yet completed its refinancing of the HBB Facility prior to June 30, 2020.  HBB has approved and begun the refinancing process, which is considered customary.   Based on the current status of the refinancing and HBB’s history of successfully refinancing its debt, HBB believes that it is probable that the HBB Facility will be refinanced before its maturity.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. In June 2020, the FASB issued ASU 2020-05 to defer the effective date by a year. For nonpublic entities, the amendments are currently effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, however the FASB has proposed to defer the effective date by one year. Early adoption is permitted. The Company is planning to adopt ASU 2016-02 when required and is currently evaluating to what extent ASU 2016-02 will affect the Company's financial position, results of operations, cash flows and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)," which requires an entity to recognize credit losses as an allowance rather than as a write-down. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is planning to adopt ASU 2016-03 for its year ending December 31, 2023 and is currently evaluating to what extent ASU 2016-13 will affect the Company's financial position, results of operations, cash flows and related disclosures.

NOTE 2— Restatement of Previously Issued Financial Statements

Restatement
During the quarter ended March 31, 2020, the Company discovered certain accounting irregularities at its Mexican subsidiaries. The Company’s Audit Review Committee commenced an internal investigation, with the assistance of outside counsel and other third party experts. As a result of this investigation, the Company, along with the Audit Review Committee and its third party experts, concluded that certain former employees of one of the Company’s Mexican subsidiaries engaged in unauthorized transactions with the Company’s Mexican subsidiaries that resulted in expenditures being deferred on the balance sheet beyond the period for which the costs pertained. As a result, the Company recorded a non-cash write-off for certain amounts included in the Company’s historical consolidated financial statements in trade receivables and prepaid expenses and other current assets, among other corrections, related to these transactions, and restated its consolidated financial statements as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017 and each of the quarters during the years ended December 31, 2019 and 2018 on Form 10-K/A for the year ended December 31, 2019. During the course of the investigation, certain expenses at the Company's Mexican subsidiaries were found to be incorrectly classified within the consolidated statement of operations and have also been corrected in the restatement. These misstatements are described in restatement reference (a) through (d) below.
The restatement also includes corrections for other errors previously identified as immaterial, individually and in the aggregate, to our consolidated financial statements.

Description of Misstatements

(a) Write-off of Assets: Certain former employees of one of the Company's Mexican subsidiaries engaged in unauthorized transactions with the Company’s Mexican subsidiaries and vendors in which the employees had an interest. In doing so, expenditures were deferred on the balance sheet beyond the period for which the costs pertained. The amounts were recorded as trade receivables, prepaid expenses and other current assets, and reductions in accrued liabilities. The amounts have been written off to selling, general and administrative expense. Where these write-offs caused prepaid assets and other current assets balance to become a liability, the balance has been reclassed from prepaid expenses and other assets to other current liabilities.

(b) Reversal of Revenue: Certain former employees of one of our Mexican subsidiaries engaged in sales activities to customers in which the employees had an interest. The Company concluded that these unauthorized transactions did not meet the criteria for revenue recognition at the time of sale and the revenue has been reversed.

(c) Correction of misclassification of Selling and Marketing Expenses: Certain former employees of one of the Mexican subsidiaries engaged a third-party, in which the employees had an interest, to perform selling and marketing activities on behalf of the Mexican subsidiaries. Amounts paid for the selling and marketing activities had previously been treated as variable consideration and reflected as a reduction to revenue; however, the amounts should be reflected as selling, general and administrative expenses.

(d) Correction for the timing of recognition of customer price concessions: Customer price concessions at our Mexican subsidiaries were not accrued timely in order to obscure the increased expenses due to unauthorized transactions as described above.

(e) Tax adjustments for corrections: The tax impacts of the corrections have been recorded.

(f) Correction of other immaterial errors

Restatement Tables

The restatement tables below present a reconciliation from the previously reported to the restated values as of and for the three months ended March 31, 2019 and as of December 31, 2019. The values as previously reported were derived from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on April 25, 2019 and from our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 26, 2020.

Additionally, in the fourth quarter of 2019, KC met the requirements to be reported as a discontinued operation. The following consolidated financial tables present a reconciliation to reflect KC as a discontinued operation for all periods presented and are labeled "Recast". See Note 3, Discontinued Operations for more information.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Assets
Current assets
Cash and cash equivalents	$2,142	$—		$2,142
Trade receivables, net	113,781	(5,400)	a,b,d	108,381
Inventory	109,621	185	f	109,806
Prepaid expenses and other current assets	23,102	(11,757)	a,b,f	11,345
Current assets of discontinued operations	5,383	—		5,383
Total current assets	254,029	(16,972)		237,057
Property, plant and equipment, net	22,324	—		22,324
Goodwill	6,253	—		6,253
Other intangible assets, net	3,141	—		3,141
Deferred income taxes	3,853	2,395	e	6,248
Deferred costs	10,941	—		10,941
Other non-current assets	2,085	—		2,085
Non-current assets of discontinued operations	614	—		614
Total assets	$303,240	$(14,577)		$288,663
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$111,117	$231	f	$111,348
Accounts payable to NACCO Industries, Inc.	496	—		496
Revolving credit agreements	23,497	—		23,497
Accrued compensation	14,277	750	f	15,027
Accrued product returns	8,697	—		8,697
Other current liabilities	12,873	(339)	a,e	12,534
Current liabilities of discontinued operations	29,723	—		29,723
Total current liabilities	200,680	642		201,322
Revolving credit agreements	35,000	—		35,000
Other long-term liabilities	12,501	3,574	e	16,075
Non-current liabilities of discontinued operations	—	—		—
Total liabilities	248,181	4,216		252,397
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—		—
Class A Common stock, par value $0.01 per share; 9,805 shares issued as of December 31, 2019	98	—		98
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis; 4,076 shares issued as of December 31, 2019	41	—		41
Capital in excess of par value	54,344	165	f	54,509
Treasury stock	(5,960)	—		(5,960)
Retained earnings	22,524	(18,814)	a,b,d,e,f	3,710
Accumulated other comprehensive loss	(15,988)	(144)	a,b,d,e	(16,132)
Total stockholders’ equity	55,059	(18,793)		36,266
Total liabilities and stockholders' equity	$303,240	$(14,577)		$288,663

(a) Write-off of Assets: The correction of these misstatements resulted in a decrease to trade receivables of $2.5 million, a reduction to prepaid expenses and other current assets of $12.4 million, and an increase to other current liabilities of $0.9 million
(b) Reversal of Revenue: The correction of these misstatements resulted in a decrease to trade receivables of $1.3 million and an increase to prepaid expenses and other current assets of $0.2 million
(d) Correction for the timing of recognition of customer price concessions: The correction of these misstatements resulted in a decrease to trade receivables of $1.6 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in an increase to deferred income taxes of $2.4 million, and a decrease to other current liabilities of $1.2 million, and an increase to other long-term liabilities of $3.6 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in an increase to prepaid expenses and other current assets of $0.5 million, an increase to inventory of $0.2 million, an increase to accounts payable of $0.2 million, an increase to accrued compensation of $0.7 million, and an increase to capital in excess of par of $0.2 million

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

(a) Write-off of Assets: The correction of these misstatements resulted in a decrease to trade receivables of $1.6 million, a reduction to prepaid expenses and other current assets of $6.6 million, and an increase to other current liabilities of $1.4 million
(d) Correction for the timing of recognition of customer price concessions: The correction of these misstatements resulted in an increase to other current liabilities of $0.2 million

(e) Tax adjustments for corrections: The correction of these misstatements resulted in a decrease to prepaid expenses and other current assets of $0.1 million, an increase to deferred income taxes of $0.4 million, a decrease to other current liabilities of $0.3 million, and an increase to other long-term liabilities of $0.9 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in a decrease to trade receivables of $1.1 million, an increase to accrued compensation of $0.4 million and a decrease to other current liabilities of $1.4 million

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

(a) Write-off of Assets: The correction of these misstatements resulted in an increase to selling, general and administrative ("SG&A") expense of $1.4 million
(c) Correction of misclassification of Selling and Marketing Expenses: The correction of these misstatements resulted in an increase to revenue and an increase to SG&A expense of $0.4 million
(e) Tax adjustments for corrections: The correction of these misstatements resulted in an increase to tax expense of $0.1 million
(f) Correction of other immaterial errors: The correction of these misstatements resulted in an increase to revenue of $0.1 million, a decrease to cost of sales of $0.1 million, an increase to SG&A expense of $0.2 million, and an increase in other expense of $0.1 million

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

See description of the net income impacts in the consolidated statement of operations for the three months ended March 31, 2019 section above.
The decrease to foreign currency translation adjustments is the result of the translation impacts of restatements in the write-off of assets, reversal of revenue and timing of recognition of customer pricing concessions categories.
The increase to cash flow hedging is from the correction of other immaterial errors.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2019
	As Previously Reported	Restatement Impacts	As Restated	Recasting Impacts	As Restated and Recast
Operating activities
Net income from continuing operations	$(1,761)	$(1,624)	$(3,385)	$2,723	$(662)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,249	—	1,249	(201)	1,048
Deferred income taxes	2,178	110	2,288	23	2,311
Stock compensation expense	807	—	807	—	807
Other	23	(59)	(36)	5	(31)
Net changes in operating assets and liabilities:
Affiliate payable	6	—	6	3	9
Trade receivables	20,323	344	20,667	(778)	19,889
Inventory	2,593	111	2,704	(441)	2,263
Other assets	(1,824)	(742)	(2,566)	(132)	(2,698)
Accounts payable	(52,353)	(15)	(52,368)	6,775	(45,593)
Other liabilities	(21,376)	1,875	(19,501)	1,919	(17,582)
Net cash provided by operating activities from continuing operations	(50,135)	—	(50,135)	9,896	(40,239)
Investing activities
Expenditures for property, plant and equipment	(862)	—	(862)	8	(854)
Other	29	—	29	(29)	—
Net cash used for investing activities from continuing operations	(833)	—	(833)	(21)	(854)
Financing activities
Net additions (reductions) to revolving credit agreements	47,565	—	47,565	(9,400)	38,165
Cash dividends paid	(1,177)	—	(1,177)	—	(1,177)
Net cash provided by (used for) financing activities from continuing operations	46,388	—	46,388	(9,400)	36,988
Cash flows from discontinued operations
Net cash provided by (used for) operating activities from discontinued operations	—	—	—	(9,896)	(9,896)
Net cash provided by (used for) investing activities from discontinued operations	—	—	—	21	21
Net cash used for financing activities from discontinued operations	—	—	—	9,400	9,400
Cash provided by (used for) discontinued operations	—	—	—	(475)	(475)
Effect of exchange rate changes on cash	(51)	—	(51)	—	(51)
Cash and Cash Equivalents
(Decrease) increase for the year from continuing operations	(4,631)	—	(4,631)	475	(4,156)
Increase (decrease) for the year from discontinued operations	—	—	—	(475)	(475)
Balance at the beginning of the year	6,352	—	6,352		6,352
Balance at the end of the year	$1,721	$—	$1,721		$1,721

See description of the net income impacts in the consolidated statement of operations for the year ended March 31, 2019 section above.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	For the Three Months Ended March 31, 2019
	Class A common stock	Class B common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
As Previously Reported
Balance, January 1, 2019	$93	$44	$51,714	$30,897	$(17,310)	$65,438
Net loss	—	—	—	(1,761)	—	(1,761)
Issuance of common stock, net of conversions	2	—	(1)	—	—	1
Purchase of treasury stock	—	—	—	—	—	—
Share-based compensation expense	—	—	807	—	—	807
Cash dividends, $0.085 per share	—	—	—	(1,177)	—	(1,177)
Other comprehensive loss	—	—	—	—	(221)	(221)
Reclassification adjustment to net loss	—	—	—	—	(8)	(8)
Balance, March 31, 2019	$95	$44	$52,520	$27,959	$(17,539)	$63,079
Restatement Impacts
Balance, January 1, 2019	$—	$—	$—	$(8,829)	$209	$(8,620)
Net loss				(1,624)	—	(1,624)
Issuance of common stock, net of conversions	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—
Cash dividends, $0.085 per share	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	29	29
Reclassification adjustment to net loss	—	—	—	—	94	94
Balance, March 31, 2019	$—	$—	$—	$(10,453)	$332	$(10,121)
As Restated
Balance, January 1, 2019	$93	$44	$51,714	$22,068	$(17,101)	$56,818
Net loss	—	—	—	(3,385)	—	(3,385)
Issuance of common stock, net of conversions	2	—	(1)	—	—	1
Purchase of treasury stock	—	—	—	—	—	—
Share-based compensation expense	—	—	807	—	—	807
Cash dividends, $0.085 per share	—	—	—	(1,177)	—	(1,177)
Other comprehensive loss	—	—	—	—	(192)	(192)
Reclassification adjustment to net loss	—	—	—	—	86	86
Balance, March 31, 2019	$95	$44	$52,520	$17,506	$(17,207)	$52,958

See description of the net income and other comprehensive income (loss) impacts in the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the three months ended March 31, 2019 sections above.
The quarter ended March 31, 2019 included a change to the reclassification adjustment to net loss of $0.1 million.

NOTE 3—Discontinued Operations

On October 10, 2019, the Board approved the wind down of KC's retail operation due to further deterioration in foot traffic which lowered the Company's outlook for the prospect of a future return to profitability. By December 31, 2019, all retail stores were closed and operations ceased. Accordingly, KC is reported as discontinued operations in all periods presented. KC completed its dissolution on April 3, 2020 with a pro-rata distribution of its remaining assets to creditors, at which time the KC legal entity ceased to exist and was no longer consolidated by the Company. Neither Hamilton Beach Brands Holding Company nor Hamilton Beach Brands, Inc. received a distribution.

KC’s operating results are reflected as discontinued operations for all periods presented. The major line items constituting the income (loss) from discontinued operations, net of tax are as follows:

	THREE MONTHS ENDED MARCH 31
	2020	2019
	(In thousands)
Revenue	$631	$19,253
Cost of sales	—	10,649
Gross profit	631	8,604
Selling, general and administrative expenses	1,047	12,233
Adjustment of lease termination liability(1)	(16,457)	—
Adjustment of other current liabilities(2)	(6,608)	—
Operating income (loss)	22,649	(3,629)
Interest expense	—	83
Other expense, net	—	9
Income (loss) from discontinued operations before income taxes	22,649	(3,721)
Income tax benefit	(217)	(998)
Income (loss) from discontinued operations, net of tax	$22,866	$(2,723)

(1)
Represents an adjustment to the estimated timing and amount of estimated cash flows underlying the lease termination obligation at March 31, 2020, calculated based on the final distribution of KC's remaining assets on April 3, 2020. The lease termination obligation is measured at fair value using significant observable inputs, which is Level 2 as defined in the fair value hierarchy.

(2)
Represents an adjustment to the carrying value of substantially all of the other current liabilities at March 31, 2020, calculated based on the final distribution of KC's remaining assets on April 3, 2020.

KC’s assets and liabilities are reflected as assets and liabilities of discontinued operations for all periods presented. The major classes of assets and liabilities included as part of discontinued operations are as follows:

	MARCH 31 2020	DECEMBER 31 2019	MARCH 31 2019
	(In thousands)
Assets
Cash and cash equivalents	$145	$5,022	$85
Inventory	—	—	21,554
Prepaid expenses and other current assets	179	361	3,053
Current assets of discontinued operations	$324	$5,383	$24,692

Deferred income taxes	$—	$614	$2,712
Other non-current assets	—	—	1,734
Non-current assets of discontinued operations	$—	$614	$4,446

Liabilities
Accounts payable	$63	$4,594	$6,929
Revolving credit agreement	—	—	7,400
Lease termination liability	791	17,248	—
Other current liabilities	245	7,881	7,144
Current liabilities of discontinued operations	$1,099	$29,723	$21,473

Other long-term liabilities	—	—	3,834
Non-current liabilities of discontinued operations	$—	$—	$3,834

Neither Hamilton Beach Brands Holding Company nor HBB has guaranteed any obligations of KC.

NOTE 4—Transfer of Financial Assets
The Company has entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $36.5 million and $34.5 million of trade receivables during the three months ending March 31, 2020 and 2019, respectively, and $162.7 million during the year ending December 31, 2019. The loss incurred on sold receivables in the consolidated results of operations for the three months ended March 31, 2020 and 2019 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Condensed Consolidated Statements of Cash Flows.

NOTE 5—Fair Value Disclosure

The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	MARCH 31 2020	DECEMBER 31 2019	MARCH 31 2019
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$—	$—	$236
Long-term	Other non-current assets	—	—	435
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	767	—	44
		$767	$—	$715
Liabilities:
Interest rate swap agreements
Current	Other current liabilities	$362	$21	$—
Long-term	Other long-term liabilities	818	61	—
Foreign currency exchange contracts
Current	Other current liabilities	—	308	34
		$1,180	$390	$34

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

NOTE 6— Stockholders' Equity

Capital Stock

The following table sets forth the Company's authorized capital stock information:

	MARCH 31 2020	DECEMBER 31 2019	MARCH 31 2019
	(In thousands)
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common stock authorized	70,000	70,000	70,000
Class A Common issued(1)(2)	9,917	9,805	9,457
Treasury Stock	365	365	—
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis
Class B Common stock authorized	30,000	30,000	30,000
Class B Common issued(1)	4,074	4,076	4,385
(1) Class B Common converted to Class A Common were 3 and 37 shares during the three months ending March 31, 2020 and 2019, respectively.
(2) The Company issued Class A Common shares of 108 and 129 during the three months ending March 31, 2020 and 2019, respectively.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

As Restated Balance, January 1, 2020	$(8,221)	$(341)	$(7,570)	$(16,132)
Other comprehensive loss	(4,985)	(171)	—	(5,156)
Reclassification adjustment to net loss	—	154	239	393
Tax effects	1,132	(35)	(44)	1,053
Balance, March 31, 2020	$(12,074)	$(393)	$(7,375)	$(19,842)

As Restated Balance, January 1, 2019	$(8,652)	$879	$(9,328)	$(17,101)
Other comprehensive income (loss)	246	(631)	—	(385)
Reclassification adjustment to net loss	—	4	45	49
Tax effects	(17)	207	39	229
As Restated Balance, March 31, 2019	$(8,423)	$459	$(9,244)	$(17,208)

NOTE 7—Revenue

Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. A description of the performance obligations for HBB is as follows:

•
Product revenue - Product revenue consist of sales of small electric household and specialty housewares appliances to traditional brick and mortar and ecommerce retailers, distributors and directly to the end consumer as well as sales of commercial products for restaurants, bars and hotels. Transactions with these customers generally originate upon the receipt of a purchase order from the customer, which in some cases are governed by master sales agreements, specifying product(s) that the customer desires. Contracts for product revenue have an original duration of one year or less, and payment terms are generally standard and based on customer creditworthiness. Revenue from product sales is recognized at the point in time when control transfers to the customer, which is either when product is shipped from the Company's facility, or delivered to customers, depending on the shipping terms. The amount of revenue recognized varies primarily with changes in returns. In addition, the Company offers price concessions to our customers for incentive offerings, special pricing agreements, price competition, promotions or other volume-based arrangements. We evaluated such agreements with our customers and determined returns and price concessions should be accounted for as variable consideration. As of December 31, 2019, we have determined that customer price concessions recorded as a reduction of revenue, certain of which were previously recorded in other current liabilities, meet all of the criteria specified in ASC 210-20, "Balance Sheet Offsetting". Accordingly, amounts related to such arrangements have now been classified as a reduction of trade receivables (prior periods have not been adjusted as all the criteria in ASC 210-20 had not previously been met).

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

The following table sets forth Company's revenue on a disaggregated basis for the three months ended March 31:

	THREE MONTHS ENDED MARCH 31
		As Restated and Recast
	2020	2019
Type of good or service:
Products	$119,635	$125,611
Licensing	1,211	1,031
Total revenues	$120,846	$126,642

NOTE 8—Contingencies

Various legal and regulatory proceedings and claims have been or may be asserted against Hamilton Beach Brands Holdings Company and certain subsidiaries relating to the conduct of its businesses, including product liability, patent infringement, asbestos related claims, environmental and other claims. These proceedings and claims are incidental to the ordinary course of business of the Company. Management believes that it has meritorious defenses and will vigorously defend the Company in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.

HBB is a defendant in a legal proceeding in which the plaintiff alleges that certain HBB products infringe the plaintiff’s patents. On May 3, 2019, the jury returned its verdict finding that the Company had infringed certain patents of the plaintiff and, as a result, awarded the plaintiff damages in the amount of $3.2 million. Accordingly, the Company recorded $3.2 million expense in selling, general and administrative expenses during the second quarter of 2019 for the contingent loss. On September 23, 2019, the Company filed post-trial motions challenging the jury verdict of infringement and the award of damages and the plaintiff filed motions seeking interest, post-trial accounting, injunctive relief, and attorneys’ fees. On May 2, 2020, the Company’s motion for judgment as a matter of law for non-infringement of certain claims of one of the patents in the case was granted. Since May 2, 2020, the court has also issued orders denying plaintiff’s motion for attorney’s fees and reducing plaintiff’s award by $0.9 million. Accordingly, the Company reduced the estimated contingent loss by $0.9 million during the first quarter of 2020. On July 16, 2020, the Court issued a narrow injunction prohibiting the sale of a particular line of mixing machines used in limited applications and denied plaintiff’s motion for an injunction with respect to all other HBB machines alleged to have infringed plaintiff’s patents. HBB has filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit, as HBB maintains it does not infringe any valid patent claim and the damages award is not supported by the evidence.  HBB also plans to move for a stay of the injunction at the Federal Circuit.

KC is a defendant in a legal proceeding in which the plaintiff alleges that KC breached forty-nine store leases for failing to continue to operate the stores during the entire term of the leases and for the use of certain store sale signs. By December 31, 2019, all KC stores were closed and on January 23, 2020 a Certificate of Dissolution of Ohio Limited Liability Company was filed with the Ohio Secretary of State, effective as of January 21, 2020. In February 2020, KC agreed to the entry of a final judgment in favor of the plaintiff in the amount of $8.1 million and in April 2020 the plaintiff received $0.3 million in the final distribution of KC assets to KC creditors. On April 14, 2020, the plaintiff filed a discovery motion against KC in an effort to locate KC assets to satisfy the outstanding balance of the final judgment. KC will oppose the motion on the grounds that it is moot as all assets of KC have been distributed. In February 2020, the plaintiff filed a complaint against Hamilton Beach Brands Holding Company seeking to hold Hamilton Beach Brands Holding Company liable for the unsatisfied portion of the final judgment against KC. The Company believes that the plaintiff’s claims are without merit and will vigorously defend against plaintiff’s claims.
On May 21, 2020 an owner of HBBHC class A common stock filed a class action complaint against HBBHC and the Company’s Chief Executive and Chief Financial officers in the U.S. District Court for the Eastern District of New York.  The complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act on behalf of a putative class of investors who acquired HBBHC common stock between February 27, 2020 and May 8, 2020.  The claims pertain to the accounting irregularities involving a Mexican subsidiary of the Company that were announced in the Form 12b-25 filed by the Company on May 8, 2020.  The Company believes that the claims are without merit and has filed a motion to dismiss the claims.  The Company will vigorously defend against plaintiff’s claims.

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

At March 31, 2020, December 31, 2019, and March 31, 2019, HBB had accrued undiscounted obligations of $4.2 million, $4.4 million and $8.4 million respectively, for environmental investigation and remediation activities. The reduction in the amount accrued at March 31, 2020 compared to March 31, 2019 is the result of a reduction to the accrual recorded in the second quarter of 2019 due to a change in the expected type and extent of investigation and remediation activities associated with one of the sites based upon additional testing and assessment performed with respect to that site in the second quarter of 2019. HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $3.8 million related to the environmental investigation and remediation at these sites. Additionally, the Company recorded a $1.5 million receivable as of December 31, 2019 related to a probable recovery of environmental investigation and remediation costs associated with one of the sites from a responsible party in exchange for release from all future obligations by that party. As of March 31, 2020, $1.0 million of the $1.5 million receivable had been collected with $0.6 million representing restricted cash.

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
Hamilton Beach Brands Holding Company is a holding company and operates through its wholly-owned subsidiary Hamilton Beach Brands, Inc. (“HBB”) (collectively “Hamilton Beach Holding” or the “Company”). The Company previously operated through its other wholly-owned subsidiary, The Kitchen Collection, LLC ("KC"), which is reported as discontinued operations in all periods presented herein. KC completed its dissolution on April 3, 2020 with a pro-rata distribution of its remaining assets to creditors, at which time the KC legal entity ceased to exist. Neither Hamilton Beach Brands Holding Company nor Hamilton Beach Brands, Inc. received a distribution.

HBB is the Company's single reportable segment and intercompany balances and transactions have been eliminated.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the Company's critical accounting policies, refer to “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2019 as there have been no material changes from those disclosed in our Annual Report.

RESULTS OF OPERATIONS

The Company’s business is seasonal and a majority of revenue and operating profit typically occurs in the second half of the year when sales of small electric appliances and kitchenware historically increase significantly for the fall holiday-selling season. As described in Note 2 - Restatement of Previously Issued Financial Statements, amounts presented in prior periods have been restated. The results of operations were as follows for the three months ended March 31:

First Quarter of 2020 Compared with First Quarter of 2019

	THREE MONTHS ENDED MARCH 31
			As Restated and Recast
	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Revenue	$120,846	100.0%	$126,642	100.0%	$(5,796)	(4.6)%
Cost of sales	95,806	79.3%	99,940	78.9%	(4,134)	(4.1)%
Gross profit	25,040	20.7%	26,702	21.1%	(1,662)	(6.2)%
Selling, general and administrative expenses	24,213	20.0%	26,246	20.7%	(2,033)	(7.7)%
Amortization of intangible assets	324	0.3%	345	0.3%	(21)	(6.1)%
Operating profit	503	0.4%	111	0.1%	392	353.2%
Interest expense, net	603	0.5%	663	0.5%	(60)	(9.0)%
Other expense (income), net	1,702	1.4%	(197)	(0.2)%	1,899	(964.0)%
Income (loss) from continuing operations before income taxes	(1,802)	(1.5)%	(355)	(0.3)%	(1,447)	407.6%
Income tax expense (benefit)	(448)	(0.4)%	307	0.2%	(755)	(245.9)%
Net income (loss) from continuing operations	(1,354)	(1.1)%	(662)	(0.5)%	(692)	104.5%
Income (loss) from discontinued operations, net of tax	22,866	n/m	(2,723)	n/m	25,589	n/m
Net income (loss)	$21,512		$(3,385)		$24,897

Effective income tax rate on continuing operations	24.9%		n/m

The following table identifies the components of the change in revenue for the three months ended March 31:

Revenue
2019 As Restated and Recast	$126,642
Decrease from:
Unit volume and product mix	(5,261)
Foreign currency	(433)
Average sales price	(102)
2020	$120,846

Revenue - Revenue decreased $5.8 million, or 4.6%, due to the adverse impact of the COVID-19 pandemic globally. Revenue from the U.S. and Canada Consumer markets was even with the first quarter of 2019, while revenue from the International Consumer and Global Commercial markets decreased.  The first quarter started off strong compared to the prior year, due in part to U.S. customers increasing inventory positions in advance of expected disruptions from the supply chain in China, which has stabilized. Momentum slowed across all markets as government measures to control the spread of the virus were implemented in March. Ecommerce revenue increased 23% and accounted for 27% of total revenue in the first quarter of 2020 as many at-home consumers shifted buying to the online channel.

Gross profit - Gross profit decreased $1.7 million or 6.2% primarily due to lower sales volume. As a percentage of revenue, gross profit margin declined from 21.1% to 20.7% due to increased freight expenses.

Selling, general and administrative expenses - Selling, general and administrative expenses decreased $2.0 million. The year-over-year decrease is due to lower overall spend including environmental expenses, legal fees, and other corporate expenses. Selling, general and administrative expenses for the first quarter of 2020 also include a reduction of $0.9 million to the accrual for the contingent loss related to the patent infringement lawsuit.

Certain former employees of one of our Mexican subsidiaries engaged in unauthorized transactions with the Company’s Mexican subsidiaries and in doing so, expenditures were deferred on the balance sheet of the Mexican subsidiaries beyond the period for which the costs pertained. Included in selling, general and administrative expenses are charges of $1.9 million in the first quarter of 2020 compared with charges of $1.8 million in the first quarter of 2019 to write-off unrealizable assets created as a result of these unauthorized transactions. See Note 2, Restatement of Previously Issued Financial Statements for additional information.

Interest expense, net - Interest expense, net decreased $0.1 million primarily due to lower average interest rates and decreased average borrowings outstanding under HBB's revolving credit facility.

Other expense (income), net - For the first quarter of 2020, other expense, net includes currency losses of $1.9 million compared with currency gains of $0.2 million in 2019. The change is primarily due to the remeasurement of liabilities related to inventory purchases denominated in U.S. dollars by HBB's foreign subsidiaries located in Mexico and Brazil.

Income tax expense (benefit) - For the first quarter of 2020, we recognized an income tax benefit of $0.5 million on a loss from continuing operations before income taxes of $1.8 million, an effective tax rate of 24.9%.  In 2019 we recognized tax expense of $0.3 million on a loss from continuing operations before income taxes of $0.4 million.  The expense in 2019 is primarily attributable to non-cash charges to write-off unrealizable assets for which the corresponding tax benefit has been substantially offset by an increase in unrecognized tax benefits.
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

HBB maintains a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 30, 2021, within one year after the issuance of these financial statements.  Given the market conditions including unfavorable pricing terms, HBB did not complete its refinancing of the HBB Facility prior to June 30, 2020.  HBB has approved and begun the refinancing process, which is considered customary.   Based on the current status of the refinancing and HBB’s history of successfully refinancing its debt, HBB believes that it is probable that the HBB Facility will be refinanced before its maturity.

The COVID-19 pandemic created significant economic uncertainty and volatility in the credit and capital markets during the first quarter of 2020. We are well positioned to effectively navigate the COVID-19 pandemic for a number of reasons. Demand for certain small kitchen appliances in the U.S. remains strong as consumers prepare more food and beverages at home. HBB is considered an essential business that continued to operate during state and local shutdowns and continues to operate to meet the demand. We are managing discretionary expenses, and we believe we have sufficient availability under the revolving credit facility to meet our future obligations. We have demonstrated effective management of net working capital which was a major contributor to improved borrowing activity during the first quarter with reduced net borrowings of $27.1 million as compared to prior year. Additionally, the Company is no longer impacted by KC’s losses and negative cash flow. We will continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19 and closely monitor our liquidity.

On April 3, 2020, KC completed its dissolution with a pro-rata distribution of its remaining assets to creditors, at which time the KC legal entity ceased to exist. Neither Hamilton Beach Brands Holding Company nor HBB has guaranteed any obligations of KC.

The following table presents selected cash flow information from continuing operations:

	THREE MONTHS ENDED MARCH 31
	2020	2019
Net cash used for operating activities	$(10,042)	$(40,239)
Net cash used for investing activities	$(625)	$(854)
Net cash provided by financing activities	$9,876	$36,988
Operating activities - Net cash used for operating activities decreased $30.2 primarily due to improvements in net working capital. Net working capital was a source of cash of $2.3 million in the first quarter of 2020 compared with a use of cash of $33.1 million in 2019.
Investing activities - Net cash used for investing activities decreased $0.2 million primarily due to lower capital expenditures related to internal-use software development costs.

Financing activities - Net cash provided by financing activities decreased $27.1 million due to a decrease in net borrowing activity as a result of the improvement in net working capital.

Capital Resources

HBB maintains a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021. The current portion of borrowings outstanding represents expected voluntary repayments to be made in the next twelve months. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $228.0 million as of March 31, 2020. At March 31, 2020, the borrowing base under the HBB Facility was $88.3 million and borrowings outstanding were $69.5 million. At March 31, 2020, the excess availability under the HBB Facility was $18.7 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective March 31, 2020, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.0% and 1.75%, respectively. The applicable margins, effective March 31, 2020, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 1.75%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the three months ended March 31, 2020 was 3.66% including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $25.0 million at March 31, 2020 at an average fixed interest rate of 1.6%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Dividends to Hamilton Beach Holding are not to exceed $5.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $15.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At March 31, 2020, HBB was in compliance with all financial covenants in the HBB Facility.
In December 2015, the Company entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital. See Note 4 of the unaudited condensed consolidated financial statements.

HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

Contractual Obligations, Contingent Liabilities and Commitments

For a summary of the Company's contractual obligations, contingent liabilities and commitments, refer to “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Contingent Liabilities and Commitments” in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2019 as there have been no material changes in contractual obligations for HBB from those disclosed in our Annual Report. KC completed its dissolution on April 3, 2020 with a pro-rata distribution of its remaining assets to creditors, at which time the KC legal entity ceased to exist.

Off Balance Sheet Arrangements

For a summary of the Company's off balance sheet arrangements, refer to "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Off Balance Sheet Arrangements” in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2019 as there have been no material changes from those disclosed in our Annual Report.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include, without limitation: (1) the unpredictable nature of the COVID-19 pandemic and its potential impact on our business; (2) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (3) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (4) bankruptcy of or loss of major retail customers or suppliers, (5) changes in costs, including transportation costs, of sourced products, (6) delays in delivery of sourced products, (7) changes in or unavailability of quality or cost effective suppliers, (8) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which HBB buys, operates and/or sells products, (9) the impact of tariffs on customer purchasing patterns, (10) product liability, regulatory actions or other litigation, warranty claims or returns of products, (11) customer acceptance of, changes in costs of, or delays in the development of new products, (12) increased competition, including consolidation within the industry, (13) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB products, (14) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (15) risks associated with the wind down of KC including unexpected costs, contingent liabilities and the potential disruption of our other businesses, (16) the result of shareholder or governmental actions relating to the restatement of our financial statements and accounting and legal fees that we may incur in connection with the restatement, (17) our ability to successfully remediate the material weaknesses in our internal control over financial reporting disclosed in Form 10-K/A within the time periods and in the manner currently anticipated, additional material weaknesses or other deficiencies that may arise in the future or our ability to maintain an effective system of internal controls and (18) other risk factors, including those described in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K/A for the year ended December 31, 2019 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Furthermore, the situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company’s results of operations, financial condition, liquidity, and stock price increases the longer the virus impacts activity levels in the United States and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on its results of operations, financial position, liquidity and stock price. The extent of any impact will depend on the extent of new outbreaks as communities reopen, the extent to which returns to lockdown may be needed, the nature of government public health guidelines and the public’s adherence to those guidelines, the impact of government economic relief on the US economy, unemployment levels, the success of businesses reopening, the timing for proven treatments and vaccines for COVID-19, consumer confidence and demand for our products.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its receivables. The fair value of the Company's interest rate swap agreements was a payable of $1.2 million at March 31, 2020. A hypothetical 10% decrease in interest rates would cause a decrease of $0.1 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% increase in interest rates would not have a material impact to the Company's interest expense, net of $0.6 million for the three months ended March 31, 2020.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a receivable of $0.8 million at March 31, 2020. Assuming a hypothetical 10% weakening of the U.S. dollar at March 31, 2020, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be increased by $0.2 million compared with its fair value at March 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, due to the existence of the material weaknesseses in our internal control over financial reporting at our Mexican subsidiaries as described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Material Weaknesses in Internal Control over Financial Reporting: A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2019, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019 due to the material weaknesses at our Mexican subsidiaries described below.

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
Remediation of Material Weaknesses: We have evaluated the material weaknesses previously identified in the Annual Report on Form 10-K/A and have developed a plan of remediation to strengthen our internal controls over financial reporting at our Mexican subsidiary which include the remediation efforts summarized below. Some remediation efforts have been implemented, while others are in the process of being implemented. The remediation efforts are intended to address the deficiencies and enhance our overall internal control environment:

•
Personnel Actions - We have terminated employees of one of our Mexican subsidiaries found to have engaged in misconduct, which included collusion between these employees and vendors and customers of our Mexican subsidiaries in which such employees had an interest. Additional training on our code of conduct will be implemented for all employees of the Mexican subsidiaries.

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
Changes in internal control over financial reporting: During the three months ended March 31, 2020, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
The information required by this Item 1 is set forth in Note 8 "Contingencies" included in our Financial Statements contained in Part I of this Form 10-Q and is hereby incorporated herein by reference to such information.

Item 1A    Risk Factors
No material changes to the risk factors for Hamilton Beach Holding, HBB, or KC from the Company's Annual Report on Form 10-K/A for the year ended December 31, 2019, except for the following, which should be read in conjunction with the risk factors in such Annual Report on Form 10-K.

Our results of operations have been adversely affected and, in the future, may be materially adversely impacted by the coronavirus (COVID-19) pandemic.

The ongoing global Coronavirus Disease 2019 (COVID-19) pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including business shutdowns, travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on business. This has negatively impacted the global economy, disrupted financial markets and resulted in increased unemployment levels, all of which have negatively impacted various industries. The continued spread of COVID-19 and efforts to contain the virus could:

•	continue to impact demand for our products;

•	cause the Company to experience an increase in costs as a result of the Company’s emergency measures, delayed payments from customers and increased risk of uncollectible accounts;

•	limit the Company’s access to further capital resources, if needed, and increase associated costs;

•	result in disruptions to our supply chain; and

•	adversely impact economies and financial markets of our international operations resulting in an economic downturn that could affect the value of foreign currencies.

The situation surrounding the COVID-19 pandemic remains fluid and the potential for a material impact on the Company’s results of operations, financial condition, liquidity, and stock price increases the longer the virus impacts activity levels in the United States and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact the COVID-19 pandemic may have on the Company’s results of operations, financial position, liquidity and stock price. The extent of any impact will depend on the extent of new outbreaks as communities reopen, the extent to which returns to lockdown may be needed, the nature of government public health guidelines and the public’s adherence to those guidelines, the impact of government economic relief on the US economy, unemployment levels, the success of businesses reopening, the timing for proven treatments and vaccines for COVID-19, consumer confidence and demand for our products. Any of these factors could cause or contribute to the risks and uncertainties enumerated in our 2019 Annual Report on Form 10-K/A and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

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

There were no share repurchases during the three months ended March 31, 2020 and 2019, respectively.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

31(i)(1)	Certification of Gregory H. Trepp pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Michelle O. Mosier pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Gregory H. Trepp and Michelle O. Mosier
10.1	Amended and Restated Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan (Effective March 1, 2020).
10.2
Amendment No. 7 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as US Borrower), and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower), as Borrowers, dated as of May 15, 2020.

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