Form 10-Q
period 2020-06-30
Hamilton Beach Brands Holding Co
filed 2020-08-05
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38214

HAMILTON BEACH BRANDS HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Delaware			31-1236686
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

4421 WATERFRONT DR.	GLEN ALLEN	VA	23060
(Address of principal executive offices)			(Zip code)

	(804)	273-9777
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at July 31, 2020: 9,607,226
Number of shares of Class B Common Stock outstanding at July 31, 2020: 4,062,372

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		As Restated	As Restated and Recast
	JUNE 30 2020	DECEMBER 31 2019	JUNE 30 2019
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$1,616	$2,142	$1,029
Trade receivables, net	85,209	108,381	86,268
Inventory	90,572	109,806	121,472
Prepaid expenses and other current assets	13,358	11,345	16,412
Current assets of discontinued operations	—	5,383	21,255
Total current assets	190,755	237,057	246,436
Property, plant and equipment, net	23,064	22,324	21,649
Goodwill	6,253	6,253	6,253
Other intangible assets, net	2,494	3,141	3,828
Deferred income taxes	5,830	6,248	3,754
Deferred costs	11,532	10,941	8,564
Other non-current assets	2,673	2,085	1,984
Non-current assets of discontinued operations	—	614	4,420
Total assets	$242,601	$288,663	$296,888
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$92,282	$111,348	$86,199
Accounts payable to NACCO Industries, Inc.	496	496	220
Revolving credit agreements	41,785	23,497	51,505
Accrued compensation	11,362	15,027	11,725
Accrued product returns	7,383	8,697	8,224
Other current liabilities	15,242	12,534	21,382
Current liabilities of discontinued operations	—	29,723	20,048
Total current liabilities	168,550	201,322	199,303
Revolving credit agreements	—	35,000	30,000
Other long-term liabilities	12,499	16,075	14,699
Non-current liabilities of discontinued operations	—	—	3,697
Total liabilities	181,049	252,397	247,699
Stockholders' equity
Class A Common stock	99	98	95
Class B Common stock	41	41	44
Capital in excess of par value	56,325	54,509	53,342
Treasury stock	(5,960)	(5,960)	(2,334)
Retained earnings	30,528	3,710	15,646
Accumulated other comprehensive loss	(19,481)	(16,132)	(17,604)
Total stockholders' equity	61,552	36,266	49,189
Total liabilities and stockholders' equity	$242,601	$288,663	$296,888

See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
		As Restated and Recast		As Restated and Recast
	2020	2019	2020	2019
	(In thousands, except per share data)		(In thousands, except per share data)
Revenue	$138,297	$131,065	$259,143	$257,707
Cost of sales	103,043	102,558	198,849	202,498
Gross profit	35,254	28,507	60,294	55,209
Selling, general and administrative expenses	24,035	24,976	48,248	51,222
Amortization of intangible assets	324	346	648	691
Operating profit	10,895	3,185	11,398	3,296
Interest expense, net	366	789	969	1,452
Other expense (income), net	(193)	(132)	1,509	(329)
Income (loss) from continuing operations before income taxes	10,722	2,528	8,920	2,173
Income tax expense (benefit)	2,657	630	2,209	937
Net income (loss) from continuing operations	8,065	1,898	6,711	1,236
Income (loss) from discontinued operations, net of tax	(305)	(2,516)	22,561	(5,239)
Net income (loss)	$7,760	$(618)	$29,272	$(4,003)

Basic and diluted earnings (loss) per share:
Continuing operations	$0.59	$0.14	$0.49	$0.09
Discontinued operations	(0.02)	(0.18)	1.65	(0.38)
Basic and diluted earnings (loss) per share	$0.57	$(0.04)	$2.14	$(0.29)

Basic weighted average shares outstanding	13,644	13,813	13,635	13,800
Diluted weighted average shares outstanding	13,670	13,826	13,657	13,813

See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
		As Restated and Recast		As Restated and Recast
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net income (loss)	$7,760	$(618)	$29,272	$(4,003)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	488	113	1,545	327
(Loss) gain on long-term intra-entity foreign currency transactions	31	121	(4,879)	136
Cash flow hedging activity	137	(877)	(25)	(1,299)
Reclassification of hedging activities into earnings	(392)	144	(282)	146
Reclassification of pension adjustments into earnings	97	102	292	186
Total other comprehensive loss, net of tax	361	(397)	(3,349)	(504)
Comprehensive income (loss)	$8,121	$(1,015)	$25,923	$(4,507)

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30
		As Restated and Recast
	2020	2019
	(In thousands)
Operating activities
Net income (loss) from continuing operations	$6,711	$1,236
Adjustments to reconcile net income (loss) from continuing operations to net cash used for operating activities:
Depreciation and amortization	1,486	1,841
Deferred income taxes	1,037	1,900
Stock compensation expense	1,817	1,629
Other	116	77
Net changes in operating assets and liabilities:
Affiliate payable	—	(2,195)
Trade receivables	19,079	12,922
Inventory	17,222	1,936
Other assets	(1,462)	(1,602)
Accounts payable	(18,871)	(33,102)
Other liabilities	(5,383)	(16,288)
Net cash provided by (used for) operating activities from continuing operations	21,752	(31,646)
Investing activities
Expenditures for property, plant and equipment	(1,592)	(1,972)
Other	(500)	—
Net cash used for investing activities from continuing operations	(2,092)	(1,972)
Financing activities
Net additions (reductions) to revolving credit agreements	(16,692)	34,852
Purchase of treasury stock	—	(2,334)
Cash dividends paid	(2,454)	(2,419)
Net cash provided by (used for) financing activities from continuing operations	(19,146)	30,099
Cash flows from discontinued operations
Net cash used for operating activities from discontinued operations	(6,193)	(10,443)
Net cash provided by investing activities from discontinued operations	6	(83)
Net cash provided by financing activities from discontinued operations	—	9,450
Cash used for discontinued operations	(6,187)	(1,076)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,079	(626)
Cash, cash equivalents and restricted cash
Increase (decrease) for the period from continuing operations	1,593	(4,145)
Decrease for the period from discontinued operations	(6,187)	(1,076)
Balance at the beginning of the period	7,164	6,352
Balance at the end of the period	$2,570	$1,131

Reconciliation of cash, cash equivalents and restricted cash
Continuing operations:
Cash and cash equivalents	$1,616	$1,029
Restricted cash included in prepaid expenses and other current assets	194	—
Restricted cash included in other non-current assets	760	—
Cash and cash equivalents of discontinued operations	—	102
Total cash, cash equivalents, and restricted cash	$2,570	$1,131
See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
As Restated Balance, January 1, 2020	$98	$41	$54,509	$(5,960)	$3,710	$(16,132)	$36,266
Net income	—	—	—	—	21,512	—	21,512
Issuance of common stock, net of conversions	1	—	(1)	—	—	—	—
Share-based compensation expense	—	—	554	—	—	—	554
Cash dividends, $0.09 per share	—	—	—	—	(1,226)	—	(1,226)
Other comprehensive loss, net of tax	—	—	—	—	—	(4,015)	(4,015)
Reclassification adjustment to net income	—	—	—	—	—	305	305
Balance, March 31, 2020	$99	$41	$55,062	$(5,960)	$23,996	$(19,842)	$53,396
Net income	—	—	—	—	7,760	—	7,760
Issuance of common stock, net of conversions	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,263	—	—	—	1,263
Cash dividends, $0.09 per share	—	—	—	—	(1,228)	—	(1,228)
Other comprehensive loss, net of tax	—	—	—	—	—	656	656
Reclassification adjustment to net income	—	—	—	—	—	(295)	(295)
Balance, June 30, 2020	$99	$41	$56,325	$(5,960)	$30,528	$(19,481)	$61,552

Balance as Restated, January 1, 2019	$93	$44	$51,714	$—	$22,068	$(17,101)	$56,818
Net loss	—	—	—	—	(3,385)	—	(3,385)
Issuance of common stock, net of conversions	2	—	(1)	—	—	—	1
Purchase of treasury stock	—	—	—	—	—	—	—
Share-based compensation expense	—	—	807	—	—	—	807
Cash dividends, $0.085 per share	—	—	—	—	(1,177)	—	(1,177)
Other comprehensive loss, net of tax	—	—	—	—	—	(192)	(192)
Reclassification adjustment to net loss	—	—	—	—	—	86	86
Balance as Restated, March 31, 2019	$95	$44	$52,520	$—	$17,506	$(17,207)	$52,958
Net loss	—	—	—	—	(618)	—	(618)
Issuance of common stock, net of conversions	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(2,334)	—	—	(2,334)
Share-based compensation expense	—	—	822	—	—	—	822
Cash dividends, $0.09 per share	—	—	—	—	(1,242)	—	(1,242)
Other comprehensive loss, net of tax	—	—	—	—	—	(643)	(643)
Reclassification adjustment to net loss	—	—	—	—	—	246	246
Balance as Restated, June 30, 2019	$95	$44	$53,342	$(2,334)	$15,646	$(17,604)	$49,189

See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
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

Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the remainder of the year due to the highly seasonal nature of our primary markets. A majority of revenue and operating profit typically occurs in the second half of the calendar year when sales of our products to retailers and consumers historically increase significantly for the fall holiday-selling season.

HBB maintains a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires on June 30, 2021, within one year after the issuance of these financial statements.  Given the market conditions including unfavorable pricing terms, HBB has not yet completed its refinancing of the HBB Facility and accordingly, all amounts outstanding have been classified as current liabilities.  HBB has approved and begun the refinancing process, which is considered customary.   Based on the current status of the refinancing and HBB’s history of successfully refinancing its debt, HBB believes that it is probable that the HBB Facility will be refinanced before its maturity.  HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. For nonpublic entities, the amendments are currently effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is planning to adopt ASU 2016-02 when required and is currently evaluating to what extent ASU 2016-02 will affect the Company's financial position, results of operations, cash flows and related disclosures.

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

(f) Correction of other immaterial errors.

Restatement Tables

The restatement tables below present a reconciliation from the previously reported to the restated values as of and for the three and six months ended June 30, 2019 and as of December 31, 2019. The values as previously reported were derived from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on July 31, 2019 and from our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 26, 2020.

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2019
	As Previously Reported	Restatement Impacts	Restatement References	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Revenue	$148,427	$921	c	$149,348	$(18,283)	$131,065
Cost of sales	112,770	—		112,770	(10,212)	102,558
Gross profit	35,657	921		36,578	(8,071)	28,507
Selling, general and administrative expenses	35,617	594	a,c	36,211	(11,235)	24,976
Amortization of intangible assets	346	—		346	—	346
Operating profit (loss)	(306)	327		21	3,164	3,185
Interest expense, net	904	—		904	(115)	789
Other expense (income), net	(126)	—		(126)	(6)	(132)
Income (loss) from continuing operations before income taxes	(1,084)	327		(757)	3,285	2,528
Income tax expense (benefit)	(140)	1		(139)	769	630
Net income (loss) from continuing operations	(944)	326		(618)	2,516	1,898
Loss from discontinued operations, net of tax	—	—		—	(2,516)	(2,516)
Net income (loss)	$(944)	$326		$(618)	$—	$(618)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.07)	$0.03		$(0.04)	$0.18	$0.14
Discontinued operations	—	—		—	(0.18)	(0.18)
Basic and diluted earnings (loss) per share	$(0.07)	$0.03		$(0.04)	$—	$(0.04)

Basic weighted average shares outstanding	13,813	—		13,813	—	13,813
Diluted weighted average shares outstanding	13,813	—		13,813	13	13,826

(a) Write-off of Assets: The correction of these misstatements resulted in a decrease to selling, general and administrative ("SG&A") expense of $0.3 million
(c) Correction of misclassification of Selling and Marketing Expenses: The correction of these misstatements resulted in an increase to revenue and an increase to SG&A expense of $0.9 million

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

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

The increase to cash flow hedging and the reclassification of pension adjustments is from the correction of other immaterial errors.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30, 2019
	As Previously Reported	Restatement Impacts	As Restated	Recasting Impacts	As Restated and Recast
Operating activities
Net income (loss) from continuing operations	$(2,705)	$(1,298)	$(4,003)	$5,239	$1,236
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,153	—	2,153	(312)	1,841
Deferred income taxes	1,800	57	1,857	43	1,900
Stock compensation expense	1,629	—	1,629	—	1,629
Other	117	(11)	106	(29)	77
Net changes in operating assets and liabilities:
Affiliate payable	(2,199)	(1)	(2,200)	5	(2,195)
Trade receivables	13,956	(128)	13,828	(906)	12,922
Inventory	4,375	210	4,585	(2,649)	1,936
Other assets	(133)	(214)	(347)	(1,255)	(1,602)
Accounts payable	(41,259)	(9)	(41,268)	8,166	(33,102)
Other liabilities	(19,841)	1,412	(18,429)	2,141	(16,288)
Net cash provided by (used for) operating activities from continuing operations	(42,107)	18	(42,089)	10,443	(31,646)
Investing activities
Expenditures for property, plant and equipment	(2,091)	—	(2,091)	119	(1,972)
Other	36	—	36	(36)	—
Net cash used for investing activities from continuing operations	(2,055)	—	(2,055)	83	(1,972)
Financing activities
Net additions (reductions) to revolving credit agreements	44,302	—	44,302	(9,450)	34,852
Purchase of treasury stock	(2,334)	—	(2,334)	—	(2,334)
Cash dividends paid	(2,419)	—	(2,419)	—	(2,419)
Net cash provided by (used for) financing activities from continuing operations	39,549	—	39,549	(9,450)	30,099
Cash flows from discontinued operations
Net cash used for operating activities from discontinued operations	—	—	—	(10,443)	(10,443)
Net cash used for investing activities from discontinued operations	—	—	—	(83)	(83)
Net cash used for financing activities from discontinued operations	—	—	—	9,450	9,450
Cash provided by (used for) discontinued operations	—	—	—	(1,076)	(1,076)
Effect of exchange rate changes on cash	(608)	(18)	(626)	—	(626)
Cash and Cash Equivalents
(Decrease) increase for the year from continuing operations	(5,221)	—	(5,221)	1,076	(4,145)
Increase (decrease) for the year from discontinued operations	—	—	—	(1,076)	(1,076)
Balance at the beginning of the year	6,352	—	6,352	—	6,352
Balance at the end of the period	$1,131	$—	$1,131	$—	$1,131

See description of the net income (loss) impacts in the consolidated statement of operations for the six months ended June 30, 2019 section above.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A common stock	Class B common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
As Previously Reported
Balance, January 1, 2019	$93	$44	$51,714	$—	$30,897	$(17,310)	$65,438
Net loss	—	—	—	—	(2,705)	—	(2,705)
Issuance of common stock, net of conversions	2	—	(1)	—	—	—	1
Purchase of treasury stock	—	—	—	(2,334)	—	—	(2,334)
Share-based compensation expense	—	—	1,629	—	—	—	1,629
Cash dividends, $0.085 per share	—	—	—	—	(2,419)	—	(2,419)
Other comprehensive loss	—	—	—	—	—	(751)	(751)
Reclassification adjustment to net loss	—	—	—	—	—	238	238
Balance, June 30, 2019	$95	$44	$53,342	$(2,334)	$25,773	$(17,823)	$59,097
Restatement Impacts
Balance, January 1, 2019	$—	$—	$—	$—	$(8,829)	$209	$(8,620)
Net loss	—	—	—	—	(1,298)	—	(1,298)
Issuance of common stock, net of conversions	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—
Cash dividends, $0.085 per share	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(85)	(85)
Reclassification adjustment to net loss	—	—	—	—	—	94	94
Balance, June 30, 2019	$—	$—	$—	$—	$(10,127)	$218	$(9,909)
As Restated
Balance, January 1, 2019	$93	$44	$51,714	$—	$22,068	$(17,101)	$56,818
Net loss	—	—	—	—	(4,003)	—	(4,003)
Issuance of common stock, net of conversions	2	—	(1)	—	—	—	1
Purchase of treasury stock	—	—	—	(2,334)	—	—	(2,334)
Share-based compensation expense	—	—	1,629	—	—	—	1,629
Cash dividends, $0.085 per share	—	—	—	—	(2,419)	—	(2,419)
Other comprehensive loss	—	—	—	—	—	(835)	(835)
Reclassification adjustment to net loss	—	—	—	—	—	332	332
Balance, June 30, 2019	$95	$44	$53,342	$(2,334)	$15,646	$(17,604)	$49,189

See description of the net income and other comprehensive income (loss) impacts in the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the six months ended June 30, 2019 sections above.

NOTE 3—Discontinued Operations

On October 10, 2019, the Board approved the wind down of KC's retail operation due to further deterioration in foot traffic which lowered the Company's outlook for the prospect of a future return to profitability. By December 31, 2019, all retail stores were closed and operations ceased. Accordingly, KC is reported as discontinued operations in all periods presented. KC completed its dissolution on April 3, 2020 with a pro-rata distribution of its remaining assets to creditors, at which time the KC legal entity ceased to exist and was no longer consolidated by the Company. During the three months ended June 30, 2020 KC was deconsolidated. Neither Hamilton Beach Brands Holding Company nor Hamilton Beach Brands, Inc. received a distribution.

KC’s operating results are reflected as discontinued operations for all periods presented. The major line items constituting the income (loss) from discontinued operations, net of tax are as follows:

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2020	2019	2020	2019
	(In thousands)
Revenue	$—	$18,283	631	37,536
Cost of sales	—	10,212	—	20,861
Gross profit	—	8,071	631	16,675
Selling, general and administrative expenses	299	11,235	1,346	23,468
Adjustment of lease termination liability(1)	—	—	(16,457)	—
Adjustment of other current liabilities(2)	—	—	(6,608)	—
Operating income (loss)	(299)	(3,164)	22,350	(6,793)
Interest expense	—	115		198
Other expense, net	88	6	88	15
Income (loss) from discontinued operations before income taxes	(387)	(3,285)	22,262	(7,006)
Income tax benefit	(82)	(769)	(299)	(1,767)
Income (loss) from discontinued operations, net of tax	$(305)	$(2,516)	$22,561	$(5,239)

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

KC’s assets and liabilities are reflected as assets and liabilities of discontinued operations for the year ended December 31, 2019 and the six months ended June 30, 2019. Due to the deconsolidation of KC, there were no assets or liabilities associated with KC as of June 30, 2020. The major classes of assets and liabilities included as part of discontinued operations are as follows:

	DECEMBER 31 2019	JUNE 30 2019

Assets
Cash and cash equivalents	$5,022	$102
Inventory	—	19,345
Prepaid expenses and other current assets	361	1,808
Current assets of discontinued operations	$5,383	$21,255

Property, plant and equipment, net	—	1,555
Deferred income taxes	$614	$2,733
Other non-current assets	—	132
Non-current assets of discontinued operations	$614	$4,420

Liabilities
Accounts payable	$4,594	$5,538
Revolving credit agreement	—	7,450
Lease termination liability	17,248	—
Other current liabilities	7,881	7,060
Current liabilities of discontinued operations	$29,723	$20,048

Other long-term liabilities	—	3,697
Non-current liabilities of discontinued operations	$—	$3,697

Neither Hamilton Beach Brands Holding Company nor HBB has guaranteed any obligations of KC.

NOTE 4—Transfer of Financial Assets
The Company has entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $38.7 million and $75.2 million of trade receivables during the three and six months ending June 30, 2020, respectively, $33.4 million and $67.9 million of trade receivables during the three and six months ending June 30, 2019, respectively, and $162.7 million during the year ending December 31, 2019. The loss incurred on sold receivables in the consolidated results of operations for the six months ended June 30, 2020 and 2019 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Condensed Consolidated Statements of Cash Flows.

NOTE 5—Fair Value Disclosure

The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	JUNE 30 2020	DECEMBER 31 2019	JUNE 30 2019
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$—	$—	$69
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	39	—	—
		$39	$—	$69
Liabilities:
Interest rate swap agreements
Current	Other current liabilities	$390	$21	$—
Long-term	Other long-term liabilities	948	61	51
Foreign currency exchange contracts
Current	Other current liabilities	—	308	357
		$1,338	$390	$408

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

NOTE 6— Stockholders' Equity

Capital Stock

The following table sets forth the Company's authorized capital stock information:

	JUNE 30 2020	DECEMBER 31 2019	JUNE 30 2019
	(In thousands)
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common stock authorized	70,000	70,000	70,000
Class A Common issued(1)(2)	9,946	9,805	9,469
Treasury Stock	365	365	130
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis
Class B Common stock authorized	30,000	30,000	30,000
Class B Common issued(1)	4,063	4,076	4,383
(1) Class B Common converted to Class A Common were 10 and 13 shares during the three and six months ending June 30, 2020, respectively, and 2 and 39 during the three and six months ending June 30, 2019, respectively.
(2) The Company issued Class A Common shares of 20 and 128 during the three and six months ending June 30, 2020, respectively, and 10 and 139 during the three and six months ending June 30, 2019, respectively.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

As Restated Balance, January 1, 2020	$(8,221)	$(341)	$(7,570)	$(16,132)
Other comprehensive loss	(4,985)	(171)	—	(5,156)
Reclassification adjustment to net loss	—	154	239	393
Tax effects	1,132	(35)	(44)	1,053
Balance, March 31, 2020	$(12,074)	$(393)	$(7,375)	$(19,842)
Other comprehensive income (loss)	742	137	—	879
Reclassification adjustment to net income (loss)	—	(489)	140	(349)
Tax effects	(223)	97	(43)	(169)
Balance, June 30, 2020	$(11,555)	$(648)	$(7,278)	$(19,481)

As Restated Balance, January 1, 2019	$(8,652)	$879	$(9,328)	$(17,101)
Other comprehensive income (loss)	246	(631)	—	(385)
Reclassification adjustment to net income (loss)	—	4	45	49
Tax effects	(17)	207	39	229
As Restated Balance, March 31, 2019	$(8,423)	$459	$(9,244)	$(17,208)
Other comprehensive income (loss)	248	(1,198)	—	(950)
Reclassification adjustment to net income (loss)	—	202	142	344
Tax effects	(13)	263	(40)	210
As Restated Balance, June 30, 2019	$(8,188)	$(274)	$(9,142)	$(17,604)

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

The following table sets forth Company's revenue on a disaggregated basis for the three and six months ended June 30:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
		As Restated and Recast		As Restated and Recast
	2020	2019	2020	2019
Type of good or service:
Products	$136,816	$129,820	$256,451	$255,381
Licensing	1,481	1,245	2,692	2,326
Total revenues	$138,297	$131,065	$259,143	$257,707

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

HBB is a defendant in a legal proceeding in which the plaintiff alleges that certain HBB products infringe the plaintiff’s patents. On May 3, 2019, the jury returned its verdict finding that the Company had infringed certain patents of the plaintiff and, as a result, awarded the plaintiff damages in the amount of $3.2 million. Accordingly, the Company recorded $3.2 million expense in selling, general and administrative expenses during the second quarter of 2019 for the contingent loss. The Company filed post-trial motions challenging the jury verdict of infringement and the award of damages and the plaintiff filed motions seeking interest, post-trial accounting, injunctive relief, and attorneys’ fees. On May 2, 2020, the Company’s motion for judgment as a matter of law for non-infringement of certain claims of one of the patents in the case was granted. Since May 2, 2020, the court has also issued orders denying plaintiff’s motion for attorney’s fees and reducing plaintiff’s award by $0.9 million. Accordingly, the Company reduced the estimated contingent loss by $0.9 million during the first quarter of 2020. On July 16, 2020, the Court issued a narrow injunction prohibiting the sale of a particular line of mixing machines used in limited applications and denied plaintiff’s motion for an injunction with respect to all other HBB machines alleged to have infringed plaintiff’s patents. HBB has filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit, as HBB maintains it does not infringe any valid patent claim and the damages award is not supported by the evidence. On July 28, 2020, the Federal Circuit granted HBB's motion to stay the injunction pending the appeal.

Hamilton Beach Brands Holding Company is a defendant in a legal proceeding instituted in February 2020 in which the plaintiff seeks to hold the Company liable for the unsatisfied portion of an agreed final judgment that plaintiff obtained against KC related to KC’s failure to continue to operate forty-nine stores during the term of the store leases. All KC stores were closed by December 31, 2019 and on January 23, 2020 a Certificate of Dissolution of Ohio Limited Liability Company was filed with the Ohio Secretary of State, effective as of January 21, 2020. In February 2020, KC agreed to the entry of a final judgment in favor of the plaintiff in the amount of $8.1 million and in April 2020 the plaintiff received $0.3 million in the final distribution of KC assets to KC creditors. The Company believes that the plaintiff’s claims are without merit and will vigorously defend against plaintiff’s claims.

On May 21, 2020 an owner of HBBHC class A common stock filed a class action complaint against HBBHC and the Company’s Chief Executive and Chief Financial officers in the U.S. District Court for the Eastern District of New York.  The complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act on behalf of a putative class of investors who acquired HBBHC common stock between February 27, 2020 and May 8, 2020.  The claims pertain to the accounting irregularities involving a Mexican subsidiary of the Company that were announced in the Form 12b-25 filed by the Company on May 8, 2020.  The Company believes that the claims are without merit and will vigorously defend against the claims.
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

At June 30, 2020, December 31, 2019, and June 30, 2019, HBB had accrued undiscounted obligations of $4.2 million, $4.4 million and $4.6 million respectively, for environmental investigation and remediation activities. HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $3.9 million related to the environmental investigation and remediation at these sites. Additionally, the Company recorded a $1.5 million receivable as of December 31, 2019 related to a probable recovery of environmental investigation and remediation costs associated with one of the sites from a responsible party in exchange for release from all future obligations by that party. As of June 30, 2020, the receivable has been collected and $1.0 million is restricted cash.

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

RESULTS OF OPERATIONS

The Company’s business is seasonal and a majority of revenue and operating profit typically occurs in the second half of the year when sales of small electric appliances and kitchenware historically increase significantly for the fall holiday-selling season. As described in Note 2 - Restatement of Previously Issued Financial Statements, amounts presented in prior periods have been restated. Additionally, in the fourth quarter of 2019, KC met the requirements to be reported as a discontinued operation. The following consolidated financial tables present KC as a discontinued operation for prior year periods presented and are labeled "Recast". See Note 3, Discontinued Operations for more information. The results of operations were as follows for the three months ended June 30:

Second Quarter of 2020 Compared with Second Quarter of 2019

	THREE MONTHS ENDED June 30,
	2020	% of Revenue	2019 As Restated and Recast	% of Revenue	$ Change	% Change
Revenue	$138,297	100.0%	$131,065	100.0%	$7,232	5.5%
Cost of sales	103,043	74.5%	102,558	78.2%	485	0.5%
Gross profit	35,254	25.5%	28,507	21.8%	6,747	23.7%
Selling, general and administrative expenses	24,035	17.4%	24,976	19.1%	(941)	(3.8)%
Amortization of intangible assets	324	0.2%	346	0.3%	(22)	(6.4)%
Operating profit	10,895	7.9%	3,185	2.4%	7,710	242.1%
Interest expense, net	366	0.3%	789	0.6%	(423)	(53.6)%
Other expense (income), net	(193)	(0.1)%	(132)	(0.1)%	(61)	46.2%
Income (loss) from continuing operations before income taxes	10,722	7.8%	2,528	1.9%	8,194	324.1%
Income tax expense (benefit)	2,657	1.9%	630	0.5%	2,027	321.7%
Net income (loss) from continuing operations	8,065	5.8%	1,898	1.4%	6,167	324.9%
Income (loss) from discontinued operations, net of tax	(305)	n/m	(2,516)	n/m	2,211	n/m
Net income (loss)	$7,760		$(618)		$8,378

Effective income tax rate on continuing operations	24.8%		24.9%

The following table identifies the components of the change in revenue for the three months ended June 30:

Revenue
2019 As Restated	$131,065
Increase (decrease) from:
Unit volume and product mix	7,744
Average sales price	1,331
Foreign currency	(1,843)
$138,297

Revenue - Revenue increased $7.2 million, or 5.5%, due primarily to strong demand in the U.S. consumer markets as consumers continue to stay home and engaged in more meal and beverage preparation during the COVID-19 pandemic.  The Canada consumer market also experienced increased demand. Demand continued to be particularly strong for the Company's countertop ovens, toasters, food processors, coffee makers, slow cookers, hand mixers, cocktail dispensers and breakfast appliances.  Revenue from the international consumer and global commercial markets declined due to the ongoing adverse impact of the COVID-19 pandemic on emerging markets and on the restaurant and hotel industries.  Foreign currency had a negative impact on revenue of $1.8 million.  Ecommerce sales in the second quarter increased 77% and accounted for 37% of total revenue for the quarter.

Gross profit - Gross profit increased $6.7 million or 23.7% primarily due to higher sales volume. Gross profit margin was 25.5% compared to 21.8% due to customer and product mix and a benefit of approximately $1.6 million for tariff relief.

Selling, general and administrative expenses - Selling, general and administrative expenses decreased $0.9 million due to lower overall spend, partially offset by third party fees related to the investigation of accounting irregularities in our Mexican subsidiaries.
Certain former employees of one of our Mexican subsidiaries engaged in unauthorized transactions with the Company’s Mexican subsidiaries and in doing so, expenditures were deferred on the balance sheet of the Mexican subsidiaries beyond the period for which the costs pertained. Included in selling, general and administrative expenses in the second quarter of 2019 are charges of $0.6 million to write-off unrealizable assets created as a result of these unauthorized transactions. See Note 2, Restatement of Previously Issued Financial Statements for additional information.

Interest expense, net - Interest expense, net decreased $0.4 million primarily due to lower average interest rates and decreased average borrowings outstanding under HBB's revolving credit facility.

First Six Months of 2020 Compared with First Six Months Quarter of 2019

	SIX MONTHS ENDED June 30,
	2020	% of Revenue	2019 As Restated and Recast	% of Revenue	$ Change	% Change
Revenue	$259,143	100.0%	$257,707	100.0%	$1,436	0.6%
Cost of sales	198,849	76.7%	202,498	78.6%	(3,649)	(1.8)%
Gross profit	60,294	23.3%	55,209	21.4%	5,085	9.2%
Selling, general and administrative expenses	48,248	18.6%	51,222	19.9%	(2,974)	(5.8)%
Amortization of intangible assets	648	0.3%	691	0.3%	(43)	(6.2)%
Operating profit	11,398	4.4%	3,296	1.3%	8,102	245.8%
Interest expense, net	969	0.4%	1,452	0.6%	(483)	(33.3)%
Other expense (income), net	1,509	0.6%	(329)	(0.1)%	1,838	(558.7)%
Income (loss) from continuing operations before income taxes	8,920	3.4%	2,173	0.8%	6,747	310.5%
Income tax expense (benefit)	2,209	0.9%	937	0.4%	1,272	135.8%
Net income (loss) from continuing operations	6,711	2.6%	1,236	0.5%	5,475	443.0%
Income (loss) from discontinued operations, net of tax	22,561	n/m	(5,239)	n/m	27,800	n/m
Net income (loss)	$29,272		$(4,003)		$33,275

Effective income tax rate on continuing operations	24.8%		43.1%

The following table identifies the components of the change in revenue for the six months ended June 30:

Revenue
2019 As Restated	$257,707
Increase (decrease) from:
Unit volume and product mix	2,113
Average sales price	1,599
Foreign currency	(2,276)
2020	$259,143

Revenue - Revenue increased $1.4 million. Revenue in the U.S. and Canada consumer markets significantly outpaced prior year while the international consumer and commercial markets declined. The six months started off strong compared to the prior year, due in part to U.S. customers increasing inventory positions in advance of expected disruptions from the supply chain in China, which stabilized. Momentum slowed across all markets towards the end of the first quarter as government measures to control the spread of COVID-19 were implemented in March. The lower revenue in the first quarter was more than offset by increased revenue in the second quarter due primarily to strong demand in the U.S. and Canada consumer markets as consumers continue to stay home and cook during the pandemic. On a year-to-date basis, ecommerce sales increased 52.6% and accounted for 32.8% of total revenue. Foreign currency had a negative impact on revenue of $2.3 million.

Gross profit - Gross profit increased $5.1 million or 9.2%. Gross profit margin was 23.3% compared to 21.1%. The improvement in gross profit margin is primarily due to customer and product mix. Additionally, gross profit in 2020 includes a benefit of approximately $1.6 million for tariff relief.

Selling, general and administrative expenses - Selling, general and administrative expenses decreased $3.0 million. The year-to-date decrease is due to lower overall spend including environmental expenses, legal fees and other corporate expenses. Selling, general and administrative expenses for the six months ended June 30, 2020 include a reduction of $0.9 million to the accrual for the contingent loss related to the patent infringement litigation.

Included in selling, general and administrative expenses are charges of $1.9 million in 2020 and $2.4 million in the prior year to write-off unrealizable assets created as a result of the unauthorized transactions at our Mexican subsidiaries. See Note 2, Restatement of Previously Issued Financial Statements for additional information.

Interest expense, net - Interest expense, net decreased $0.5 million million primarily due to decreased average borrowings outstanding under HBB's revolving credit facility and lower average interest rates.

Other expense (income), net - For the six months ended June 30, 2020, other expense, net was $1.5 million and includes currency loss of $1.8 million due to the re-measurement of liabilities related to inventory purchases denominated in U.S. dollars by HBB’s foreign subsidiaries. For the six months ended June 30, 2019, other income was $0.3 million.

Income tax expense (benefit) - For the six months ended June 30, 2020, income tax expense was $2.2 million on income from continuing operations before income taxes of $8.9 million, an effective tax rate of 24.8%.  Income tax expense for the six months ended June 30, 2019 was $0.9 million, on income from continuing operations before income taxes of $2.2 million, an effective rate of 43.1%.  The higher effective tax rate in 2019 is attributable to non-cash charges to write-off unrealizable assets at our Mexican subsidiaries for which the corresponding tax benefit has been substantially offset by an increase in unrecognized tax benefits.
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

HBB maintains a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 30, 2021, within one year after the issuance of these financial statements.  Given the market conditions including unfavorable pricing terms, HBB has not yet completed its refinancing of the HBB Facility and accordingly, all amounts outstanding have been classified as current liabilities.  HBB has approved and begun the refinancing process, which is considered customary.   Based on the current status of the refinancing and HBB’s history of successfully refinancing its debt, HBB believes that it is probable that the HBB Facility will be refinanced before its maturity.  HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months.

The COVID-19 pandemic created significant economic uncertainty and volatility in the credit and capital markets during the first quarter of 2020. We believe we are well positioned to effectively navigate the COVID-19 pandemic for a number of reasons. Demand for certain small kitchen appliances in the U.S. remains strong as consumers prepare more food and beverages at home. We are managing discretionary expenses, and have sufficient availability under the revolving credit facility to meet our future obligations. We have demonstrated effective management of net working capital which was a major contributor to improved borrowing activity during the first six months of the year, with net borrowings of $40.2 million as compared to $80.5 million in the prior year. Additionally, the Company is no longer impacted by KC’s losses and negative cash flow. We will continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19 and closely monitor our liquidity.

On April 3, 2020, KC completed its dissolution with a pro-rata distribution of its remaining assets to creditors, at which time the KC legal entity ceased to exist. Neither Hamilton Beach Brands Holding Company nor HBB has guaranteed any obligations of KC.

The following table presents selected cash flow information from continuing operations:

	THREE MONTHS ENDED June 30,
		As Restated
	2020	2019
Net cash provided by (used for) operating activities	$21,752	$(31,646)
Net cash used for investing activities	$(2,092)	$(1,972)
Net cash provided by (used for) financing activities	$(19,146)	$30,099
Operating activities - Net cash provided by operating activities was $21.8 million compared to net cash used for operating activities of $31.6 million in 2019.  The significant improvement is primarily due to improvements in net working capital as the result of effective inventory management and collection efforts of accounts receivable.  Net working capital was a source of cash of $17.4 million compared to a use of cash of $18.2 million in the prior year.
Investing activities - Net cash used for investing activities increased $0.1 million due to an increase in other investments, offset by lower capital expenditures related to internal-use software development costs.

Financing activities - Net cash used for financing activities was $19.1 million compared with cash provided by financing activities of $30.1 million.  The change is due to the decrease in outstanding borrowings as a result of the improvement in net working capital.

Capital Resources

HBB maintains a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021. The entire outstanding balance has been classified as a current liability due to the fact the facility expires within one year and has not yet been refinanced. Expected voluntary repayments to be made in the next twelve months are $6.8 million.
The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $242.6 million as of June 30, 2020. At June 30, 2020, the borrowing base under the HBB Facility was $102.2 million and borrowings outstanding were $41.8 million. At June 30, 2020, the excess availability under the HBB Facility was $54.2 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective June 30, 2020, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.0% and 1.50%, respectively. The applicable margins, effective June 30, 2020, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 1.50%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the six months ended June 30, 2020 was 3.23% including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $25.0 million at June 30, 2020 at an average fixed interest rate of 1.6%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Under Amendment No. 6 to the HBB Facility, dividends to Hamilton Beach Holding are not to exceed $5.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $15.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At June 30, 2020, HBB was in compliance with all financial covenants in the HBB Facility.
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

FORWARD-LOOKING STATEMENTS

The statements contained in this news release that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include, without limitation: (1) the unpredictable nature of the COVID-19 pandemic and its potential impact on our business; (2) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (3) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (4) bankruptcy of or loss of major retail customers or suppliers, (5) changes in costs, including transportation costs, of sourced products, (6) delays in delivery of sourced products, (7) changes in or unavailability of quality or cost effective suppliers, (8) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which HBB buys, operates and/or sells products, (9) the impact of tariffs on customer purchasing patterns, (10) product liability, regulatory actions or other litigation, warranty claims or returns of products, (11) customer acceptance of, changes in costs of, or delays in the development of new products, (12) increased competition, including consolidation within the industry, (13) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB products, (14) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (15) risks associated with the wind down of KC including unexpected costs, contingent liabilities and the potential disruption of our other businesses, (16) the result of shareholder or governmental actions relating to the restatement of our financial statements and accounting and legal fees that we may incur in connection with the restatement, (17) our ability to successfully remediate the material weaknesses in our internal control over financial reporting disclosed in Form 10-K/A within the time periods and in the manner currently anticipated, additional material weaknesses or other deficiencies that may arise in the future or our ability to maintain an effective system of internal controls, (18) difficulties arising as a result of our implementation of an enterprise resource planning system in the US, and (19) other risk factors, including those described in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K/A for the year ended December 31, 2019 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. Furthermore, the situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company’s results of operations, financial condition, liquidity, and stock price increases the longer the virus impacts activity levels in the United States and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on its results of operations, financial position, liquidity and stock price. The extent of any impact will depend on the extent of new outbreaks as communities reopen, the extent to which returns to lockdown may be needed, the nature of government public health guidelines and the public’s adherence to those guidelines, the impact of government economic relief on the US economy, unemployment levels, the success of businesses reopening, the timing for proven treatments and vaccines for COVID-19, consumer confidence and demand for our products.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its receivables. The fair value of the Company's interest rate swap agreements was a payable of $1.4 million at June 30, 2020. A hypothetical 10% decrease in interest rates would cause a decrease of $0.1 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% increase in interest rates would not have a material impact to the Company's interest expense, net of $1.0 million for the six months ended June 30, 2020.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a receivable of less than $0.1 million at June 30, 2020. Assuming a hypothetical 10% weakening of the U.S. dollar at June 30, 2020, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $0.3 million compared with its fair value at June 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, due to the existence of the material weaknesseses in our internal control over financial reporting at our Mexican subsidiaries as described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Remediation of Material Weaknesses: Our management, with oversight from our Audit Review Committee, has initiated a plan to remediate the material weaknesses previously identified in the Annual Report on Form 10-K/A for the year ended December 31, 2019. The remediation efforts are intended to address the deficiencies and enhance our overall internal control environment:

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
Changes in internal control over financial reporting: During the three months ended June 30, 2020, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
The information required by this Item 1 is set forth in Note 8 "Contingencies" included in our Financial Statements contained in Part I of this Form 10-Q and is hereby incorporated herein by reference to such information.

Item 1A    Risk Factors
No material changes to the risk factors for Hamilton Beach Holding, HBB, or KC from the Company's Annual Report on Form 10-K/A for the year ended December 31, 2019, except for the following, which should be read in conjunction with the risk factors in such Annual Report on Form 10-K/A.

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

The Company’s business could suffer if the implementation of its enterprise resource planning (“ERP”) system is not successful or is more difficult, costly or time consuming than expected.

HBB recently implemented an enterprise resource planning (“ERP”) system in the U.S and will be implementing the ERP system at other subsidiaries over the next few years. Such an implementation is a major undertaking from a financial, management and personnel perspective. The implementation, integration and successful operation of the ERP system may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that this system will be beneficial to the extent anticipated. Any disruptions, delays or deficiencies in the implementation, integration or operation of our new ERP system could cause information, including data related to customer orders, to be lost or delayed. Such a loss or delay could reduce demand and cause our sales and/or profitability to decline.  In addition, any significant disruption, delay or deficiency in the design and implementation of the ERP system could adversely affect our ability to process orders, ship products, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. Any disruptions, delays or deficiencies in the implementation, integration or operation of our new ERP system could adversely affect our financial position, results of operations and cash flows in addition to the effectiveness of our internal controls over financial reporting.

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

There were no share repurchases during the six months ended June 30, 2020.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	August 5, 2020	/s/ Michelle O. Mosier
Michelle O. Mosier
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)