Form 10-Q
period 2020-09-30
Hamilton Beach Brands Holding Co
filed 2020-11-09
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at November 6, 2020: 9,637,807
Number of shares of Class B Common Stock outstanding at November 6, 2020: 4,048,226

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		As Restated	As Restated and Recast
	SEPTEMBER 30 2020	DECEMBER 31 2019	SEPTEMBER 30 2019
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$858	$2,142	$1,559
Trade receivables, net	98,062	108,381	103,091
Inventory	203,369	109,806	161,043
Prepaid expenses and other current assets	14,483	11,345	14,086
Current assets of discontinued operations	—	5,383	22,830
Total current assets	316,772	237,057	302,609
Property, plant and equipment, net	23,412	22,324	22,193
Goodwill	6,253	6,253	6,253
Other intangible assets, net	2,170	3,141	3,483
Deferred income taxes	6,078	6,248	5,640
Deferred costs	11,852	10,941	8,804
Other non-current assets	2,842	2,085	1,553
Non-current assets of discontinued operations	—	614	1,744
Total assets	$369,379	$288,663	$352,279
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$187,296	$111,348	$140,011
Accounts payable to NACCO Industries, Inc.	496	496	220
Revolving credit agreements	70,413	23,497	50,152
Accrued compensation	14,294	15,027	14,650
Accrued product returns	6,575	8,697	8,266
Other current liabilities	17,338	12,534	25,880
Current liabilities of discontinued operations	—	29,723	24,713
Total current liabilities	296,412	201,322	263,892
Revolving credit agreements	—	35,000	30,000
Other long-term liabilities	12,567	16,075	14,258
Non-current liabilities of discontinued operations	—	—	1,585
Total liabilities	308,979	252,397	309,735
Stockholders' equity
Class A Common stock	100	98	95
Class B Common stock	41	41	44
Capital in excess of par value	58,225	54,509	54,143
Treasury stock	(5,960)	(5,960)	(5,960)
Retained earnings	27,219	3,710	12,231
Accumulated other comprehensive loss	(19,225)	(16,132)	(18,009)
Total stockholders' equity	60,400	36,266	42,544
Total liabilities and stockholders' equity	$369,379	$288,663	$352,279

See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
		As Restated and Recast		As Restated and Recast
	2020	2019	2020	2019
	(In thousands, except per share data)		(In thousands, except per share data)
Revenue	$110,549	$149,508	$369,692	$407,216
Cost of sales	86,801	118,562	285,650	321,061
Gross profit	23,748	30,946	84,042	86,155
Selling, general and administrative expenses	25,830	26,162	74,078	77,385
Amortization of intangible assets	323	345	971	1,036
Operating (loss) profit	(2,405)	4,439	8,993	7,734
Interest expense, net	339	756	1,308	2,208
Other expense (income), net	92	681	1,601	352
Income (loss) from continuing operations before income taxes	(2,836)	3,002	6,084	5,174
Income tax expense (benefit)	(826)	2,449	1,383	3,385
Net income (loss) from continuing operations	(2,010)	553	4,701	1,789
Income (loss) from discontinued operations, net of tax	—	(2,753)	22,561	(7,992)
Net income (loss)	$(2,010)	$(2,200)	$27,262	$(6,203)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.15)	$0.04	$0.34	$0.13
Discontinued operations	—	(0.20)	1.65	(0.58)
Basic and diluted earnings (loss) per share	$(0.15)	$(0.16)	$1.99	$(0.45)

Basic weighted average shares outstanding	13,670	13,579	13,646	13,726
Diluted weighted average shares outstanding	13,686	13,595	13,667	13,731

See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
		As Restated and Recast		As Restated and Recast
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net income (loss)	$(2,010)	$(2,200)	$27,262	$(6,203)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	300	(18)	1,845	309
(Loss) gain on long-term intra-entity foreign currency transactions	154	(509)	(4,725)	(373)
Cash flow hedging activity	120	(127)	(162)	(1,426)
Reclassification of hedging activities into earnings	(432)	122	(457)	268
Reclassification of pension adjustments into earnings	114	127	406	313
Total other comprehensive income (loss), net of tax	256	(405)	(3,093)	(909)
Comprehensive income (loss)	$(1,754)	$(2,605)	$24,169	$(7,112)

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
		As Restated and Recast
	2020	2019
	(In thousands)
Operating activities
Net income (loss) from continuing operations	$4,701	$1,789
Adjustments to reconcile net income (loss) from continuing operations to net cash used for operating activities:
Depreciation and amortization	2,469	2,813
Deferred income taxes	342	3,018
Stock compensation expense	3,722	2,430
Other	(113)	98
Net changes in operating assets and liabilities:
Affiliate payable	—	(2,196)
Trade receivables	7,567	(6,097)
Inventory	(95,684)	(38,662)
Other assets	(2,749)	(1,150)
Accounts payable	76,035	21,430
Other liabilities	(2,021)	(7,613)
Net cash provided by (used for) operating activities from continuing operations	(5,731)	(24,140)
Investing activities
Expenditures for property, plant and equipment	(2,596)	(3,156)
Other	(500)	—
Net cash provided by (used for) investing activities from continuing operations	(3,096)	(3,156)
Financing activities
Net additions to revolving credit agreements	11,946	33,524
Purchase of treasury stock	—	(5,960)
Cash dividends paid	(3,753)	(3,634)
Net cash provided by (used for) financing activities from continuing operations	8,193	23,930
Cash flows from discontinued operations
Net cash provided by (used for) operating activities from discontinued operations	(6,193)	(10,959)
Net cash provided by (used for) investing activities from discontinued operations	6	(112)
Net cash provided by (used for) financing activities from discontinued operations	—	9,550
Cash provided by (used for) discontinued operations	(6,187)	(1,521)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,490	401
Cash, cash equivalents and restricted cash
Increase (decrease) for the period from continuing operations	856	(2,965)
Decrease for the period from discontinued operations	(6,187)	(1,521)
Balance at the beginning of the period	7,164	6,352
Balance at the end of the period	$1,833	$1,866

Reconciliation of cash, cash equivalents and restricted cash
Continuing operations:
Cash and cash equivalents	$858	$1,559
Restricted cash included in prepaid expenses and other current assets	198	—
Restricted cash included in other non-current assets	777	—
Cash and cash equivalents of discontinued operations	—	307
Total cash, cash equivalents, and restricted cash	$1,833	$1,866
See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
As Restated Balance, January 1, 2020	$98	$41	$54,509	$(5,960)	$3,710	$(16,132)	$36,266
Net income (loss)	—	—	—	—	21,512	—	21,512
Issuance of common stock, net of conversions	1	—	(1)	—	—	—	—
Share-based compensation expense	—	—	554	—	—	—	554
Cash dividends, $0.09 per share	—	—	—	—	(1,226)	—	(1,226)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(4,015)	(4,015)
Reclassification adjustment to net income	—	—	—	—	—	305	305
Balance, March 31, 2020	$99	$41	$55,062	$(5,960)	$23,996	$(19,842)	$53,396
Net income (loss)	—	—	—	—	7,760	—	7,760
Issuance of common stock, net of conversions	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,263	—	—	—	1,263
Cash dividends, $0.09 per share	—	—	—	—	(1,228)	—	(1,228)
Other comprehensive income (loss), net of tax	—	—	—	—	—	656	656
Reclassification adjustment to net income	—	—	—	—	—	(295)	(295)
Balance, June 30, 2020	$99	$41	$56,325	$(5,960)	$30,528	$(19,481)	$61,552
Net income (loss)	—	—	—	—	(2,010)	—	(2,010)
Issuance of common stock, net of conversions	1	—	(1)	—	—	—	—
Share-based compensation expense	—	—	1,901	—	—	—	1,901
Cash dividends, $0.095 per share	—	—	—	—	(1,299)	—	(1,299)
Other comprehensive income (loss), net of tax	—	—	—	—	—	574	574
Reclassification adjustment to net income	—	—	—	—	—	(318)	(318)
Balance, September 30, 2020	$100	$41	$58,225	$(5,960)	$27,219	$(19,225)	$60,400

     See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as Restated, January 1, 2019	$93	$44	$51,714	$—	$22,068	$(17,101)	$56,818
Net income (loss)	—	—	—	—	(3,385)	—	(3,385)
Issuance of common stock, net of conversions	2	—	(1)	—	—	—	1
Purchase of treasury stock	—	—	—	—	—	—	—
Share-based compensation expense	—	—	807	—	—	—	807
Cash dividends, $0.085 per share	—	—	—	—	(1,177)	—	(1,177)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(192)	(192)
Reclassification adjustment to net loss	—	—	—	—	—	86	86
Balance as Restated, March 31, 2019	$95	$44	$52,520	$—	$17,506	$(17,207)	$52,958
Net income (loss)	—	—	—	—	(618)	—	(618)
Issuance of common stock, net of conversions	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(2,334)	—	—	(2,334)
Share-based compensation expense	—	—	822	—	—	—	822
Cash dividends, $0.09 per share	—	—	—	—	(1,242)	—	(1,242)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(643)	(643)
Reclassification adjustment to net loss	—	—	—	—	—	246	246
Balance as Restated, June 30, 2019	$95	$44	$53,342	$(2,334)	$15,646	$(17,604)	$49,189
Net income (loss)	—	—	—	—	(2,200)	—	(2,200)
Issuance of common stock, net of conversions	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(3,626)	—	—	(3,626)
Share-based compensation expense	—	—	801	—	—	—	801
Cash dividends, $0.09 per share	—	—	—	—	(1,215)	—	(1,215)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(654)	(654)
Reclassification adjustment to net loss	—	—	—	—	—	249	249
Balance as Restated, September 30, 2019	$95	$44	$54,143	$(5,960)	$12,231	$(18,009)	$42,544

See notes to unaudited condensed consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

The financial statements have been prepared in accordance with US generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2019.

Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the remainder of the year due to the highly seasonal nature of our primary markets. A majority of revenue and operating profit typically occurs in the second half of the calendar year when sales of our products to retailers and consumers historically increase significantly for the fall holiday-selling season.

HBB maintains a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires on June 30, 2021, within one year after the issuance of these financial statements.  Given the market conditions including unfavorable pricing terms, HBB has not yet completed its refinancing of the HBB Facility and accordingly, all amounts outstanding have been classified as current liabilities.  HBB has approved and is in the process of refinancing, which is considered customary.  Based on the current status of the refinancing and HBB’s history of successfully refinancing its debt, HBB believes that it is probable that the HBB Facility will be refinanced by December 31, 2020. HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months.

During the three-months ended September 30, 2020, management identified certain errors primarily related to the timing of recognition of price concessions during the year ended December 31, 2019. The errors are considered immaterial to prior periods and have been corrected during the current period. The impact of correcting the errors resulted in a reduction to income from continuing operations before income taxes of $0.7 million and a reduction to net income of $0.5 million for the nine months ended September 30, 2020.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)," which requires an entity to recognize credit losses as an allowance rather than as a write-down. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is planning to adopt ASU 2016-03 for its year ending December 31, 2022 and is currently evaluating to what extent ASU 2016-13 will affect the Company's financial position, results of operations, cash flows and related disclosures.

NOTE 2—Restatement of Previously Issued Financial Statements

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

Restatement Tables

The restatement tables below present a reconciliation from the previously reported to the restated values as of and for the three and nine months ended September 30, 2019 and as of December 31, 2019. The values as previously reported were derived from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on November 7, 2019 and from our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 26, 2020.

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2019
	As Previously Reported	Restatement Impacts	Restatement References	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Revenue	$169,778	$18	b,c	$169,796	$(20,288)	$149,508
Cost of sales	129,194	—		129,194	(10,632)	118,562
Gross profit	40,584	18		40,602	(9,656)	30,946
Selling, general and administrative expenses	36,182	2,570	a,c,f	38,752	(12,590)	26,162
Amortization of intangible assets	345	—		345	—	345
Operating profit (loss)	4,057	(2,552)		1,505	2,934	4,439
Interest expense, net	864	—		864	(108)	756
Other expense (income), net	688	—		688	(7)	681
Income (loss) from continuing operations before income taxes	2,505	(2,552)		(47)	3,049	3,002
Income tax expense (benefit)	2,108	45	e	2,153	296	2,449
Net income (loss) from continuing operations	397	(2,597)		(2,200)	2,753	553
Loss from discontinued operations, net of tax	—	—		—	(2,753)	(2,753)
Net income (loss)	$397	$(2,597)		$(2,200)	$—	$(2,200)

Basic and diluted earnings (loss) per share:
Continuing operations	$0.03	$(0.19)		$(0.16)	$0.20	$0.04
Discontinued operations	—	—		—	(0.20)	(0.20)
Basic and diluted earnings (loss) per share	$0.03	$(0.19)		$(0.16)	$—	$(0.16)

Basic weighted average shares outstanding	13,579	—		13,579	—	13,579
Diluted weighted average shares outstanding	13,595	—		13,595	—	13,595

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
(f) Correction of other immaterial errors: The correction of these misstatements resulted in a decrease to SG&A expense of $0.1 million

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30, 2019
	As Previously Reported	Restatement Impacts	Restatement References	As Restated	Recasting Impacts	As Restated and Recast
	(In thousands)
Revenue	$463,582	$1,458	b,c,f	$465,040	$(57,824)	$407,216
Cost of sales	352,618	(64)	f	352,554	(31,493)	321,061
Gross profit	110,964	1,522		112,486	(26,331)	86,155
Selling, general and administrative expenses	108,306	5,137	a,c,f	113,443	(36,058)	77,385
Amortization of intangible assets	1,036	—		1,036	—	1,036
Operating profit (loss)	1,622	(3,615)		(1,993)	9,727	7,734
Interest expense, net	2,514	—		2,514	(306)	2,208
Other expense (income), net	230	144	f	374	(22)	352
Income (loss) from continuing operations before income taxes	(1,122)	(3,759)		(4,881)	10,055	5,174
Income tax expense (benefit)	1,186	136	e	1,322	2,063	3,385
Net income (loss) from continuing operations	(2,308)	(3,895)		(6,203)	7,992	1,789
Loss from discontinued operations, net of tax	—	—		—	(7,992)	(7,992)
Net income (loss)	$(2,308)	$(3,895)		$(6,203)	$—	$(6,203)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.17)	$(0.28)		$(0.45)	$0.58	$0.13
Discontinued operations	—	—		—	(0.58)	(0.58)
Basic and diluted earnings (loss) per share	$(0.17)	$(0.28)		$(0.45)	$—	$(0.45)

Basic weighted average shares outstanding	13,726	—		13,726	—	13,726
Diluted weighted average shares outstanding	13,726	—		13,726	5	13,731

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

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

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
The increases to cash flow hedging and the reclassification of pension adjustments are from the correction of other immaterial errors.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30, 2019
	As Previously Reported	Restatement Impacts	As Restated	Recasting Impacts	As Restated and Recast
Operating activities
Net income (loss) from continuing operations	$(2,308)	$(3,895)	$(6,203)	$7,992	$1,789
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,279	—	3,279	(466)	2,813
Deferred income taxes	2,969	32	3,001	17	3,018
Stock compensation expense	2,430	—	2,430	—	2,430
Other	1,117	(24)	1,093	(995)	98
Net changes in operating assets and liabilities:
Affiliate payable	(2,199)	—	(2,199)	3	(2,196)
Trade receivables	(4,897)	(294)	(5,191)	(906)	(6,097)
Inventory	(37,641)	169	(37,472)	(1,190)	(38,662)
Other assets	(231)	430	199	(1,349)	(1,150)
Accounts payable	14,927	10	14,937	6,493	21,430
Other liabilities	(12,577)	3,604	(8,973)	1,360	(7,613)
Net cash provided by (used for) operating activities from continuing operations	(35,131)	32	(35,099)	10,959	(24,140)
Investing activities
Expenditures for property, plant and equipment	(3,305)	—	(3,305)	149	(3,156)
Other	37	—	37	(37)	—
Net cash used for investing activities from continuing operations	(3,268)	—	(3,268)	112	(3,156)
Financing activities
Net additions (reductions) to revolving credit agreements	43,074	—	43,074	(9,550)	33,524
Purchase of treasury stock	(5,960)	—	(5,960)	—	(5,960)
Cash dividends paid	(3,634)	—	(3,634)	—	(3,634)
Net cash provided by (used for) financing activities from continuing operations	33,480	—	33,480	(9,550)	23,930
Cash flows from discontinued operations
Net cash used for operating activities from discontinued operations	—	—	—	(10,959)	(10,959)
Net cash used for investing activities from discontinued operations	—	—	—	(112)	(112)
Net cash used for financing activities from discontinued operations	—	—	—	9,550	9,550
Cash provided by (used for) discontinued operations	—	—	—	(1,521)	(1,521)
Effect of exchange rate changes on cash	433	(32)	401	—	401
Cash and Cash Equivalents
(Decrease) increase for the year from continuing operations	(4,486)	—	(4,486)	1,521	(2,965)
Increase (decrease) for the year from discontinued operations	—	—	—	(1,521)	(1,521)
Balance at the beginning of the year	6,352	—	6,352	—	6,352
Balance at the end of the period	$1,866	$—	$1,866	$—	$1,866
See description of the net income (loss) impacts in the consolidated statement of operations for the nine months ended September 30, 2019 section above.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A common stock	Class B common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
As Previously Reported
Balance, January 1, 2019	$93	$44	$51,714	$—	$30,897	$(17,310)	$65,438
Net loss			—	—	(2,308)	—	(2,308)
Issuance of common stock, net of conversions	2	—	(1)	—	—	—	1
Purchase of treasury stock			—	(5,960)	—	—	(5,960)
Share-based compensation expense			2,430	—	—	—	2,430
Cash dividends, $0.085 per share			—	—	(3,634)	—	(3,634)
Other comprehensive loss			—	—	—	(1,699)	(1,699)
Reclassification adjustment to net loss			—	—	—	487	487
Balance, September 30, 2019	$95	$44	$54,143	$(5,960)	$24,955	$(18,522)	$54,755
Restatement Impacts
Balance, January 1, 2019	$—	$—	$—	$—	$(8,829)	$209	$(8,620)
Net loss			—	—	(3,895)	—	(3,895)
Issuance of common stock, net of conversions	—	—	—	—	—	—	—
Purchase of treasury stock			—	—	—	—	—
Share-based compensation expense			—	—	—	—	—
Cash dividends, $0.085 per share			—	—	—	—	—
Other comprehensive loss			—	—	—	210	210
Reclassification adjustment to net loss			—	—	—	94	94
Balance, September 30, 2019	$—	$—	$—	$—	$(12,724)	$513	$(12,211)
As Restated
Balance, January 1, 2019	$93	$44	$51,714	$—	$22,068	$(17,101)	$56,818
Net loss	—	—	—	—	(6,203)	—	(6,203)
Issuance of common stock, net of conversions	2	—	(1)	—	—	—	1
Purchase of treasury stock	—	—	—	(5,960)	—	—	(5,960)
Share-based compensation expense	—	—	2,430	—	—	—	2,430
Cash dividends, $0.085 per share	—	—	—	—	(3,634)	—	(3,634)
Other comprehensive loss	—	—	—	—	—	(1,489)	(1,489)
Reclassification adjustment to net loss	—	—	—	—	—	581	581
Balance, September 30, 2019	$95	$44	$54,143	$(5,960)	$12,231	$(18,009)	$42,544
See description of the net income and other comprehensive income (loss) impacts in the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2019 sections above.

NOTE 3—Discontinued Operations

On October 10, 2019, the Board approved the wind down of KC's retail operations due to further deterioration in foot traffic which lowered the Company's outlook for the prospect of a future return to profitability. By December 31, 2019, all retail stores were closed and operations ceased. Accordingly, KC is reported as discontinued operations in all periods presented. KC completed its dissolution on April 3, 2020 with a pro-rata distribution of its remaining assets to creditors, at which time the KC legal entity ceased to exist and was no longer consolidated by the Company. Neither Hamilton Beach Brands Holding Company nor Hamilton Beach Brands, Inc. received a distribution.

KC’s operating results are reflected as discontinued operations for all periods presented. The major line items constituting the income (loss) from discontinued operations, net of tax are as follows:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2020	2019	2020	2019
	(In thousands)
Revenue	$—	$20,288	631	57,824
Cost of sales	—	10,632	—	31,493
Gross profit	—	9,656	631	26,331
Selling, general and administrative expenses	—	12,590	1,346	36,058
Adjustment of lease termination liability(1)	—	—	(16,457)	—
Adjustment of other current liabilities(2)	—	—	(6,608)	—
Operating income (loss)	—	(2,934)	22,350	(9,727)
Interest expense	—	108	—	306
Other expense, net	—	7	88	22
Income (loss) from discontinued operations before income taxes	—	(3,049)	22,262	(10,055)
Income tax benefit	—	(296)	(299)	(2,063)
Income (loss) from discontinued operations, net of tax	$—	$(2,753)	$22,561	$(7,992)

(1)    Represents an adjustment to the lease termination obligation based on the final distribution of KC's remaining assets on April 3, 2020. The lease termination obligation is measured at fair value using significant observable inputs, which is Level 2 as defined in the fair value hierarchy.

(2)    Represents an adjustment to the carrying value of substantially all of the other current liabilities based on the final distribution of KC's remaining assets on April 3, 2020.

KC’s assets and liabilities are reflected as assets and liabilities of discontinued operations as of December 31, 2019 and September 30, 2019. Due to the deconsolidation of KC, there were no assets or liabilities associated with KC as of September 30, 2020. The major classes of assets and liabilities included as part of discontinued operations in prior periods are as follows:

	DECEMBER 31 2019	SEPTEMBER 30 2019

Assets
Cash and cash equivalents	$5,022	$307
Inventory	—	20,804
Prepaid expenses and other current assets	361	1,719
Current assets of discontinued operations	$5,383	$22,830

Property, plant and equipment, net	—	460
Deferred income taxes	$614	$1,155
Other non-current assets	—	129
Non-current assets of discontinued operations	$614	$1,744

Liabilities
Accounts payable	$4,594	$7,211
Revolving credit agreement	—	9,550
Lease termination liability	17,248	—
Other current liabilities	7,881	7,952
Current liabilities of discontinued operations	$29,723	$24,713

Other long-term liabilities	—	1,585
Non-current liabilities of discontinued operations	$—	$1,585

Neither Hamilton Beach Brands Holding Company nor HBB has guaranteed any obligations of KC.

NOTE 4—Transfer of Financial Assets
The Company has entered into an arrangement with a financial institution to sell certain US trade receivables on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $18.2 million and $93.4 million of trade receivables during the three and nine months ending September 30, 2020, respectively, $36.9 million and $104.8 million of trade receivables during the three and nine months ending September 30, 2019, respectively, and $162.7 million during the year ending December 31, 2019. The loss incurred on sold receivables in the consolidated results of operations for the nine months ended September 30, 2020 and 2019 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Condensed Consolidated Statements of Cash Flows.

NOTE 5—Fair Value Disclosure

The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	SEPTEMBER 30 2020	DECEMBER 31 2019	SEPTEMBER 30 2019
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$—	$—	$—
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	9	—	—
		$9	$—	$—
Liabilities:
Interest rate swap agreements
Current	Other current liabilities	$398	$21	$4
Long-term	Other long-term liabilities	828	61	244
Foreign currency exchange contracts
Current	Other current liabilities	31	308	78
		$1,257	$390	$326

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

Other Fair Value Measurement Disclosures

The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair value of the revolving credit agreement, including book overdrafts, which approximate book value, was determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy.

NOTE 6—Stockholders' Equity

Capital Stock

The following table sets forth the Company's authorized capital stock information:

	SEPTEMBER 30 2020	DECEMBER 31 2019	SEPTEMBER 30 2019
	(In thousands)
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common stock authorized	70,000	70,000	70,000
Class A Common issued(1)(2)	9,980	9,805	9,488
Treasury Stock	365	365	365
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis
Class B Common stock authorized	30,000	30,000	30,000
Class B Common issued(1)	4,055	4,076	4,377
(1) Class B Common converted to Class A Common were 8 and 21 shares during the three and nine months ending September 30, 2020, respectively, and 6 and 44 during the three and nine months ending September 30, 2019, respectively.

(2) The Company issued Class A Common shares of 26 and 154 during the three and nine months ending September 30, 2020, respectively, and 13 and 153 during the three and nine months ending September 30, 2019, respectively.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

As Restated Balance, January 1, 2020	$(8,221)	$(341)	$(7,570)	$(16,132)
Other comprehensive income (loss)	(4,985)	(171)	—	(5,156)
Reclassification adjustment to net income (loss)	—	154	239	393
Tax effects	1,132	(35)	(44)	1,053
Balance, March 31, 2020	$(12,074)	$(393)	$(7,375)	$(19,842)
Other comprehensive income (loss)	742	(164)	—	578
Reclassification adjustment to net income (loss)	—	(188)	140	(48)
Tax effects	(223)	97	(43)	(169)
Balance, June 30, 2020	$(11,555)	$(648)	$(7,278)	$(19,481)
Other comprehensive income (loss)	622	157	—	779
Reclassification adjustment to net income (loss)	—	(605)	158	(447)
Tax effects	(168)	136	(44)	(76)
Balance, September 30, 2020	$(11,101)	$(960)	$(7,164)	$(19,225)

As Restated Balance, January 1, 2019	$(8,652)	$879	$(9,328)	$(17,101)
Other comprehensive income (loss)	246	(631)	—	(385)
Reclassification adjustment to net income (loss)	—	4	45	49
Tax effects	(17)	207	39	229
As Restated Balance, March 31, 2019	$(8,423)	$459	$(9,244)	$(17,208)
Other comprehensive income (loss)	248	(1,198)	—	(950)
Reclassification adjustment to net income (loss)	—	202	142	344
Tax effects	(13)	263	(40)	210
As Restated Balance, June 30, 2019	$(8,188)	$(274)	$(9,142)	$(17,604)
Other comprehensive income (loss)	(558)	(166)	—	(724)
Reclassification adjustment to net income (loss)	—	171	166	337
Tax effects	31	(10)	(39)	(18)
As Restated Balance, September 30, 2019	$(8,715)	$(279)	$(9,015)	$(18,009)

NOTE 7—Revenue

Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. A description of the performance obligations for HBB is as follows:

•Product revenue - Product revenue consists of sales of small electric household and specialty housewares appliances to traditional brick and mortar and ecommerce retailers, distributors and directly to the end consumer as well as sales of commercial products for restaurants, bars and hotels. Transactions with these customers generally originate upon the receipt of a purchase order from the customer, which in some cases are governed by master sales agreements, specifying product(s) that the customer desires. Contracts for product revenue have an original duration of one year or less, and payment terms are generally standard and based on customer creditworthiness. Revenue from product sales is recognized at the point in time when control transfers to the customer, which is either when product is shipped from the Company's facility, or delivered to customers, depending on the shipping terms. The amount of revenue recognized varies primarily with changes in returns. In addition, the Company offers price concessions to our customers for incentive offerings, special pricing agreements, price competition, promotions or other volume-based arrangements. We evaluated such agreements with our customers and determined returns and price concessions should be accounted for as variable consideration. As of December 31, 2019, we have determined that customer price concessions recorded as a reduction of revenue, certain of which were previously recorded in other current liabilities, meet all of the criteria specified in ASC 210-20, "Balance Sheet Offsetting". Accordingly, amounts related to such arrangements have now been classified as a reduction of trade receivables (prior periods have not been adjusted as all the criteria in ASC 210-20 had not previously been met).

•License revenue - From time to time, the Company enters into exclusive and non-exclusive licensing agreements which grant the right to use certain of HBB’s intellectual property ("IP") in connection with designing, manufacturing, distributing, advertising, promoting and selling the licensees’ products during the term of the agreement. The IP that is licensed generally consists of trademarks, tradenames, patents, trade dress, and/or logos (the “Licensed IP”). In exchange for granting the right to use the Licensed IP, HBB receives a royalty payment, which is a function of (1) the total net sales of products that use the Licensed IP and (2) the royalty percentage that is stated in the licensing agreement. HBB recognizes revenue at the later of when the subsequent sales occur or satisfying the performance obligation (over time).

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

The following table sets forth Company's revenue on a disaggregated basis for the three and nine months ended September 30:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
		As Restated and Recast		As Restated and Recast
	2020	2019	2020	2019
Type of good or service:
Products	$109,374	$148,483	$365,825	$403,865
Licensing	1,175	1,025	3,867	3,351
Total revenues	$110,549	$149,508	$369,692	$407,216

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

HBB is a defendant in a legal proceeding in which the plaintiff alleges that certain HBB products infringe the plaintiff’s patents. On May 3, 2019, the jury returned its verdict finding that the Company had infringed certain patents of the plaintiff and, as a result, awarded the plaintiff damages in the amount of $3.2 million. Accordingly, the Company recorded $3.2 million expense in selling, general and administrative expenses for the contingent loss. The Company filed post-trial motions challenging the jury verdict of infringement and the award of damages and the plaintiff filed motions seeking interest, post-trial accounting, injunctive relief, and attorneys’ fees. On May 2, 2020, the Company’s motion for judgment as a matter of law for non-infringement of certain claims of one of the patents in the case was granted. Since May 2, 2020, the court has also issued orders denying plaintiff’s motion for attorney’s fees and reducing plaintiff’s award. HBB has filed a Notice of Appeal with the US Court of Appeals for the Federal Circuit, as HBB maintains it does not infringe any valid patent claim and the damages award is not supported by the evidence. On August 14, 2020, the court entered an order awarding the plaintiff additional sales posttrial and interest on the damages award through July 31, 2020 and continuing interest in a de minimis amount until the judgment is satisfied. As of September 30, 2020, the accrual for the contingent loss is $3.1 million. HBB continues to vigorously pursue the appeal of the judgment and adverse lower court rulings.

Hamilton Beach Brands Holding Company (HBBHC) is a defendant in a legal proceeding instituted in February 2020 in which the plaintiff seeks to hold the Company liable for the unsatisfied portion of an agreed final judgment that plaintiff obtained against KC related to KC’s failure to continue to operate forty-nine stores during the term of the store leases. All KC stores were closed by December 31, 2019 and on January 23, 2020 a Certificate of Dissolution of Ohio Limited Liability Company was filed with the Ohio Secretary of State, effective as of January 21, 2020. In February 2020, KC agreed to the entry of a final judgment in favor of the plaintiff in the amount of $8.1 million and in April 2020 the plaintiff received $0.3 million in the final distribution of KC assets to KC creditors. The Company believes that the plaintiff’s claims are without merit and will vigorously defend against plaintiff’s claims.

On September 25, 2020, an owner of HBBHC class A common stock who had filed a class action complaint against HBBHC and the Company’s Chief Executive and Chief Financial officers in the US District Court for the Eastern District of New York in May 2020 asserting claims under Section 10(b) and 20 of the Securities Exchange Act, voluntarily dismissed the complaint without prejudice.

These matters are subject to inherent uncertainties and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of an adverse impact on the Company's financial position, results of operations and cash flows for the period in which the ruling occurs, or in future periods.

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

At September 30, 2020, December 31, 2019, and September 30, 2019, HBB had accrued undiscounted obligations of $3.6 million, $4.4 million and $4.5 million respectively, for environmental investigation and remediation activities. The reduction in the amount accrued at September 30, 2020 compared to December 31, 2019 is the result of a reduction in the third quarter of 2020 due to a change in the expected type and extent of investigation and remediation activities associated with one of the sites. HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.1 million related to the environmental investigation and remediation at these sites. Additionally, the Company recorded a $1.5 million receivable as of December 31, 2019 related to a probable recovery of environmental investigation and remediation costs associated with one of the sites from a responsible party in exchange for release from all future obligations by that party. As of September 30, 2020, the receivable has been collected and $1.0 million is restricted cash.

NOTE 9—Income Taxes

The effective tax rate on income from continuing operations was 29.1% and 22.7% for the three and nine months ended September 30, 2020 and 81.6% and 65.4% for the three and nine months ended September 30, 2019, respectively. The high effective tax rate in both periods of 2019 is attributable to non-cash charges to write-off unrealizable assets at our Mexican subsidiaries for which the corresponding tax benefit has been substantially offset by an increase in unrecognized tax benefits and $1.6 million of deferred tax expense related to a change in judgment regarding the valuation allowance recorded against the deferred tax assets of KC.

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

RESULTS OF OPERATIONS

The Company’s business is seasonal and a majority of revenue and operating profit typically occurs in the second half of the year when sales of small electric appliances and kitchenware historically increase significantly for the fall holiday-selling season. As described in Note 2 -Restatement of Previously Issued Financial Statements, amounts presented in prior periods have been restated. Additionally, in the fourth quarter of 2019, KC met the requirements to be reported as a discontinued operation. The following consolidated financial tables present KC as a discontinued operation for prior year periods and are labeled "Recast". See Note 3, Discontinued Operations for more information.

Third Quarter of 2020 Compared with Third Quarter of 2019

	THREE MONTHS ENDED SEPTEMBER 30
	2020	% of Revenue	2019 As Restated and Recast	% of Revenue	$ Change	% Change
Revenue	$110,549	100.0%	$149,508	100.0%	$(38,959)	(26.1)%
Cost of sales	86,801	78.5%	118,562	79.3%	(31,761)	(26.8)%
Gross profit	23,748	21.5%	30,946	20.7%	(7,198)	(23.3)%
Selling, general and administrative expenses	25,830	23.4%	26,162	17.5%	(332)	(1.3)%
Amortization of intangible assets	323	0.3%	345	0.2%	(22)	(6.4)%
Operating (loss) profit	(2,405)	(2.2)%	4,439	3.0%	(6,844)	(154.2)%
Interest expense, net	339	0.3%	756	0.5%	(417)	(55.2)%
Other expense (income), net	92	0.1%	681	0.5%	(589)	(86.5)%
Income (loss) from continuing operations before income taxes	(2,836)	(2.6)%	3,002	2.0%	(5,838)	(194.5)%
Income tax expense (benefit)	(826)	(0.7)%	2,449	1.6%	(3,275)	(133.7)%
Net income (loss) from continuing operations	(2,010)	(1.8)%	553	0.4%	(2,563)	(463.5)%
Income (loss) from discontinued operations, net of tax	—	n/m	(2,753)	n/m	2,753	n/m
Net income (loss)	$(2,010)		$(2,200)		$190

Effective income tax rate on continuing operations	29.1%	81.6%

The following table identifies the components of the change in revenue:

Revenue
2019 As Restated	$149,508
Increase (decrease) from:
Unit volume and product mix	(39,851)
Average sales price	(1,267)
Foreign currency	2,159
2020	$110,549

Revenue - Revenue decreased $39.0 million, or 26.1%, due primarily to lower sales volume in the US consumer market as a result of greater than expected challenges arising from the implementation of a new enterprise resource planning ("ERP") system. While unprecedented demand continued, the cutover to our new ERP system temporarily reduced shipping capabilities at the Company’s US distribution center and a significant amount of the revenue shortfall is expected to shift to the fourth quarter. Additionally, constraints in the transportation industry also adversely affected shipping capabilities. In the international consumer and global commercial markets, lower sales volumes were driven by pandemic-related demand softness.

    Gross profit - Gross profit declined due to the lower sales volume; however, gross profit margin increased from 20.7% in the prior year to 21.5% primarily due to customer and product mix.

    Selling, general and administrative expenses - Selling, general and administrative expenses decreased $0.3 million. During the quarter, the Company reported increases in selling, general and administrative expenses attributable to: increased employee related costs due to increased incentive compensation of $1.5 million mostly driven by the increase of the market price of the Company's stock; an increase of $1.3 million in legal and other third party fees primarily related to the irregularities in our Mexican subsidiaries; and an increase of $0.7 million in the contingent loss related to patent litigation to account for interest accrued on the judgment. These increases were offset by a reduction to the environmental reserve at one site and lower overall spending. Additionally, 2019 includes charges of $2.6 million to write-off unrealizable assets of our Mexican subsidiaries created as a result of unauthorized transactions by certain former employees of our Mexican subsidiaries. See Note 2, Restatement of Previously Issued Financial Statements for additional information.

Interest expense - Interest expense, net decreased $0.4 million due to lower average interest rates and decreased average borrowings outstanding under HBB's revolving credit facility.

Other expense (income), net - Other expense for the three months ended September 30, 2020, was $0.1 million and includes currency losses of $0.2 million. Other expense for the three months ended September 30, 2019, was $0.7 million and includes $0.8 million of currency losses. The currency losses arise from the remeasurement of liabilities related to inventory purchases denominated in US dollars.

Income tax expense (benefit) - The Company recognized an income tax benefit of $0.8 million on a loss from continuing operations before income taxes of $2.8 million, an effective tax rate of 29.1% compared to income tax expense of $2.4 million on income from continuing operations before income taxes of $3.0 million in the prior year, an effective tax rate of 81.6%. The higher effective tax rate in 2019 is attributable to non-cash charges to write-off unrealizable assets at our Mexican subsidiaries for which the corresponding tax benefit has been substantially offset by an increase in unrecognized tax benefits and $1.6 million of deferred tax expense related to a change in judgment regarding the valuation allowance recorded against the deferred tax assets of KC.

First Nine Months of 2020 Compared with First Nine Months of 2019

	NINE MONTHS ENDED SEPTEMBER 30
	2020	% of Revenue	2019 As Restated and Recast	% of Revenue	$ Change	% Change
Revenue	$369,692	100.0%	$407,216	100.0%	$(37,524)	(9.2)%
Cost of sales	285,650	77.3%	321,061	78.8%	(35,411)	(11.0)%
Gross profit	84,042	22.7%	86,155	21.2%	(2,113)	(2.5)%
Selling, general and administrative expenses	74,078	20.0%	77,385	19.0%	(3,307)	(4.3)%
Amortization of intangible assets	971	0.3%	1,036	0.3%	(65)	(6.3)%
Operating profit	8,993	2.4%	7,734	1.9%	1,259	16.3%
Interest expense, net	1,308	0.4%	2,208	0.5%	(900)	(40.8)%
Other expense (income), net	1,601	0.4%	352	0.1%	1,249	354.8%
Income (loss) from continuing operations before income taxes	6,084	1.6%	5,174	1.3%	910	17.6%
Income tax expense (benefit)	1,383	0.4%	3,385	0.8%	(2,002)	(59.1)%
Net income (loss) from continuing operations	4,701	1.3%	1,789	0.4%	2,912	162.8%
Income (loss) from discontinued operations, net of tax	22,561	n/m	(7,992)	n/m	30,553	n/m
Net income (loss)	$27,262		$(6,203)		$33,465

Effective income tax rate on continuing operations	22.7%	65.4%

The following table identifies the components of the change in revenue:

Revenue
2019 As Restated	$407,216
Increase (decrease) from:
Unit volume and product mix	(37,739)
Average sales price	(3,543)
Foreign currency	3,758
2020	$369,692

Revenue - Revenue was $37.5 million or 9.2% lower than the prior year. The year started off strong compared to the prior year, due in part to US customers increasing inventory positions in advance of expected disruptions from the supply chain in China, which stabilized. Momentum slowed across all markets towards the end of the first quarter as government measures to control the spread of COVID-19 were implemented in March. The reduced revenue in the first quarter was more than offset by increased revenue in the second quarter due primarily to strong demand in the US and Canada consumer markets as consumers continued to stay home and cook more during the pandemic. While unprecedented demand continued throughout the third quarter, sales volumes during the third quarter were lower than expected primarily due to challenges arising from the implementation of a new ERP system. As a result, year-to-date revenue is lower than prior year and a significant portion of the revenue shortfall is expected to shift to the fourth quarter.

    Gross profit - Gross profit decreased $2.1 million due to the lower sales volume. Gross profit margin increased to 22.7% from 21.2% due to customer and product mix. Additionally, gross profit in 2020 includes a benefit of approximately $1.6 million for tariff relief.

    Selling, general and administrative expenses - Selling, general and administrative expenses decreased $3.3 million. Included in selling, general and administrative expenses are charges of $1.9 million in 2020 and $5.1 million in the prior year to write-off unrealizable assets created as a result of the unauthorized transactions at our Mexican subsidiaries. See Note 2, Restatement of Previously Issued Financial Statements for additional information.

Interest expense - Interest expense, net decreased $0.9 million due to decreased average borrowings outstanding under HBB's revolving credit facility and lower average interest rates.

Other expense (income), net - Other expense for the nine months ended September 30, 2020 was $1.6 million and includes currency loss of $2.0 million due to the re-measurement of liabilities related to inventory purchases denominated in US dollars by HBB’s foreign subsidiaries. For the nine months ended September 30, 2019, other expense was $0.4 million.

Income tax expense (benefit) - For the nine months ended September 30, 2020, income tax expense was $1.4 million, and the effective tax rate was 22.7%. Income tax expense for the nine months ended September 30, 2019 was $3.4 million, an effective rate of 65.4%.  The higher effective tax rate in 2019 is attributable to non-cash charges to write-off unrealizable assets at our Mexican subsidiaries for which the corresponding tax benefit has been substantially offset by an increase in unrecognized tax benefits and $1.6 million of deferred tax expense related to a change in judgment regarding the valuation allowance recorded against the deferred tax assets of KC.
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

HBB's principal sources of cash to fund liquidity needs are: (i) cash generated from operations and (ii) borrowings available under the revolving credit facility, as defined below. HBB's primary use of funds consists of working capital requirements, operating expenses, capital expenditures, and payments of principal and interest on debt.

HBB maintains a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 30, 2021, within one year after the issuance of the financial statements included in this Quarterly Report on Form 10-Q.  Given the market conditions including unfavorable pricing terms, HBB has not yet completed its refinancing of the HBB Facility and accordingly, all amounts outstanding have been classified as current liabilities.  HBB has approved and begun the refinancing process, which is considered customary.   Based on the current status of the refinancing and HBB’s history of successfully refinancing its debt, HBB believes that it is probable that the HBB Facility will be refinanced by December 31, 2020.  HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months.

The ongoing global Coronavirus Disease 2019 (COVID-19) pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including business shutdowns and limitations, travel restrictions, border closings, restrictions on public gatherings and shelter-in-place restrictions. This has negatively impacted the global economy, disrupted financial markets and resulted in increased unemployment levels, all of which have negatively impacted various industries. We believe we are well positioned to effectively navigate the COVID-19 pandemic for a number of reasons. Demand for certain small kitchen appliances in the US remains strong as consumers prepare more food and beverages at home. We are managing discretionary expenses, and have sufficient availability under the revolving credit facility to meet our future obligations. We have demonstrated effective management of net working capital which was a major contributor to improved borrowing activity during the first nine months of the year, with net borrowings of $69.6 million as compared to $78.6 million in the prior year. Additionally, the Company is no longer impacted by KC’s losses and negative cash flow. We will continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19 and closely monitor our liquidity.

On April 3, 2020, KC completed its dissolution with a pro-rata distribution of its remaining assets to creditors, at which time the KC legal entity ceased to exist and it was deconsolidated. Neither Hamilton Beach Brands Holding Company nor HBB has guaranteed any obligations of KC.

The following table presents selected cash flow information from continuing operations:

	NINE MONTHS ENDED SEPTEMBER 30
		As Restated
	2020	2019
Net cash used for operating activities	$(5,731)	$(24,140)
Net cash used for investing activities	$(3,096)	$(3,156)
Net cash provided by financing activities	$8,193	$23,930
Operating activities - Net cash used for operating activities was $5.7 million compared to $24.1 million in the prior year. The improvement is due to changes in net working capital, primarily due to changes in trade receivables, which provided a source of cash of $7.6 million compared to a use of cash of $6.1 million in 2019. Because of the seasonal nature of our business, the Company typically builds inventory and accounts payable during the third quarter. The net impact to cash flows from the change in inventory and accounts payable is relatively consistent year over year.
Investing activities - Net cash used for investing activities was relatively flat in 2020 compared to 2019. Capital spending for internal-use software development costs was lower in 2020 as the Company implemented its new ERP system in July 2020. The decline in spending on internal-use software was offset by other investments.
    Financing activities - Net cash provided by financing activities was $8.2 million compared to $23.9 million in 2019.  The change is due to the decrease in outstanding borrowings as a result of the improvement in net working capital.

Capital Resources

HBB maintains a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021. The entire outstanding balance has been classified as a current liability due to the fact the facility expires within one year and has not yet been refinanced. Following the refinancing which is anticipated to occur by the end of 2020, expected voluntary repayments to be made in the next twelve months are $25.4 million. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $369.4 million as of September 30, 2020. At September 30, 2020, the borrowing base under the HBB Facility was $115.0 million and borrowings outstanding were $70.4 million. At September 30, 2020, the excess availability under the HBB Facility was $43.0 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective September 30, 2020, for base rate loans and LIBOR loans denominated in US dollars were 0.0% and 1.50%, respectively. The applicable margins, effective September 30, 2020, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 1.50%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the nine months ended September 30, 2020 was 3.10% including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $25.0 million at September 30, 2020 at an average fixed interest rate of 1.6%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Under Amendment No. 6 to the HBB Facility, dividends to Hamilton Beach Holding are not to exceed $5.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $15.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At September 30, 2020, HBB was in compliance with all financial covenants in the HBB Facility.
In December 2015, the Company entered into an arrangement with a financial institution to sell certain US trade receivables on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital. See Note 4 of the unaudited condensed consolidated financial statements.

HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months.

Contractual Obligations, Contingent Liabilities and Commitments
For a summary of the Company's contractual obligations, contingent liabilities and commitments, refer to “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Contingent Liabilities and Commitments” in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2019. In addition, in July 2020, the Company entered into a new 12-year lease for a distribution center which is expected to begin on July 1, 2021, for which aggregate minimum lease payments are approximately $44.4 million over the term of the lease. KC completed its dissolution on April 3, 2020 with a pro-rata distribution of its remaining assets to creditors, at which time the KC legal entity ceased to exist.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include, without limitation: (1) the Company’s ability to ship products to meet the anticipated increase in demand, (2) the Company’s ability to successfully manage the anticipated transportation constraints, (3) the unpredictable nature of the COVID-19 pandemic and its potential impact on our business; (4) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (4) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (6) bankruptcy of or loss of major retail customers or suppliers, (7) changes in costs, including transportation costs, of sourced products, (8) delays in delivery of sourced products, (9) changes in or unavailability of quality or cost effective suppliers, (10) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which HBB buys, operates and/or sells products, (11) the impact of tariffs on customer purchasing patterns, (12) product liability, regulatory actions or other litigation, warranty claims or returns of products, (13) customer acceptance of, changes in costs of, or delays in the development of new products, (14) increased competition, including consolidation within the industry, (15) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB products, (16) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (17) risks associated with the wind down of KC including unexpected costs, contingent liabilities and the potential disruption of our other businesses, (18) the result of shareholder or governmental actions relating to the restatement of our financial statements and accounting and legal fees that we may incur in connection with the restatement, (19) our ability to successfully remediate the material weaknesses in our internal control over financial reporting disclosed in Form 10-K/A within the time periods and in the manner currently anticipated, additional material weaknesses or other deficiencies that may arise in the future or our ability to maintain an effective system of internal controls, (20) difficulties arising as a result of our implementation of an enterprise resource planning system in the US, and (21) other risk factors, including those described in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K/A for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q. Furthermore, the situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company’s results of operations, financial condition, liquidity, and stock price increases the longer the virus impacts activity levels in the United States and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on its results of operations, financial position, liquidity and stock price. The extent of any impact will depend on the extent of new outbreaks, the extent to which new shutdowns may be needed, the nature of government public health guidelines and the public’s adherence to those guidelines, the impact of government economic relief on the US economy, unemployment levels, the success of businesses reopening fully, the timing for proven treatments and vaccines for COVID-19, consumer confidence and demand for our products.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its receivables. The fair value of the Company's interest rate swap agreements was a payable of $1.2 million at September 30, 2020. A hypothetical 10% decrease in interest rates would cause a decrease of $0.1 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% increase in interest rates would not have a material impact to the Company's interest expense, net of $1.3 million for the nine months ended September 30, 2020.

FOREIGN CURRENCY EXCHANGE RATE RISK

HBB operates internationally and enters into transactions denominated in foreign currencies, principally the Canadian dollar, the Mexican peso and, to a lesser extent, the Chinese Yuan and Brazilian Real. As such, HBB's financial results are subject to the variability that arises from exchange rate movements. The fluctuation in the value of the US dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. The potential impact of currency fluctuation increases as international expansion increases.

HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require HBB to buy or sell the functional currency in which the applicable subsidiary operates and buy or sell US dollars at rates agreed to at the inception of the contracts.

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a payable of less than $0.1 million at September 30, 2020. Assuming a hypothetical 10% weakening of the US dollar at September 30, 2020, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.2 million compared with its fair value at September 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, due to the existence of the material weaknesses in our internal control over financial reporting at our Mexican subsidiaries as described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
We identified deficiencies at our Mexican subsidiaries as follows:
•Review controls performed at our Mexican subsidiaries did not operate effectively as account reconciliations and manual journal entries were not supported by accurate and complete information, which resulted in expenditures being deferred on the balance sheet beyond the period for which the costs pertained and the failure to detect unauthorized transactions deferred on the balance sheet as a result of wrongdoing by certain former employees of one of our Mexican subsidiaries; and

•Transaction level controls over authorization of spending with vendors, adjusting product costing and selling prices, new customer setup and accounting for price concessions with our customers at our Mexican subsidiaries were not sufficiently designed or operating effectively to provide reasonable assurance regarding the prevention and timely detection of misappropriation of assets.

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
Remediation of Material Weaknesses: Our management, with oversight from our Audit Review Committee, has initiated a plan to remediate the material weaknesses previously identified in the Annual Report on Form 10-K/A for the year ended December 31, 2019. The remediation efforts are intended to address the deficiencies and enhance our overall internal control environment:
•Personnel Actions - We have terminated employees of one of our Mexican subsidiaries found to have engaged in misconduct, which included collusion between these employees and vendors and customers of our Mexican subsidiaries in which such employees had an interest. Additional training on our code of conduct has been implemented for all employees of the Mexican subsidiaries.

•Organizational Enhancements - We have implemented and are in the process of implementing organizational enhancements as follows: (i) augmented our local accounting team for our Mexican subsidiaries with additional professionals with the relevant levels of accounting and controls knowledge, experience and training in the area of account reconciliations and manual journal entries to validate that account reconciliations and manual journal entries are supported by accurate and complete information; (ii) developed a more comprehensive review process and monitoring controls over the approval for vendor payments, changes to product cost and selling prices, approval for new customer setup including related terms and accounting for price concessions with our customers at our Mexican subsidiaries; and (iii) outsourced functions at our Mexican subsidiaries where third-party service providers provide expertise or technical skillset, as appropriate.

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
Changes in internal control over financial reporting: During the third quarter of 2020, the Company implemented a new enterprise resource planning (“ERP") system to replace operational and financial systems for the US operations. The Company completed significant pre-implementation testing and post-implementation monitoring to ensure the effectiveness of internal controls over financial reporting. As a result of this implementation, we modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new ERP system. There have been no other changes in our internal control over financial reporting that occurred during the third quarter of 2020 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The ongoing global COVID-19 pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including business shutdowns and limitations, travel restrictions, border closings, restrictions on public gatherings and shelter-in-place restrictions. This has negatively impacted the global economy, disrupted financial markets and resulted in increased unemployment levels, all of which have negatively impacted various industries. The continued spread of COVID-19 and efforts to contain the virus could:

•continue to impact demand for our products;
•cause the Company to experience an increase in costs as a result of the Company’s emergency measures, delayed payments from customers and increased risk of uncollectible accounts;
•limit the Company’s access to further capital resources, if needed, and increase associated costs;
•result in disruptions to our supply chain; and
•adversely impact economies and financial markets of our international operations resulting in an economic downturn that could affect the value of foreign currencies.

The situation surrounding the COVID-19 pandemic remains fluid and the potential for a material impact on the Company’s results of operations, financial condition, liquidity, and stock price increases the longer the virus impacts activity levels in the United States and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact the COVID-19 pandemic may have on the Company’s results of operations, financial position, liquidity and stock price. The extent of any impact will depend on the extent of new outbreaks, the extent to which new shutdowns may be needed, the nature of government public health guidelines and the public’s adherence to those guidelines, the impact of government economic relief on the US economy, unemployment levels, the success of businesses reopening fully, the timing for proven treatments and vaccines for COVID-19, consumer confidence and demand for our products. Any of these factors could cause or contribute to the risks and uncertainties enumerated in our 2019 Annual Report on Form 10-K/A and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

For example, shipping challenges from the implementation, integration and operation of the ERP system resulted in a significant order backlog during the third quarter of 2020 that represents product orders from our customers that we have confirmed and for which we have not yet recognized revenue. If we delay fulfilling customer orders or are unable to do so, or if customers reconsider their orders, those customers may seek to cancel or modify their orders with us. Customers may otherwise seek to cancel or delay their orders even if we are prepared to fulfill them. As such, our operating results may suffer if our shipping challenges continue and we are unable to fulfill such orders or if our orders in backlog do not result in sales.

Our financial results may be negatively impacted by transportation constraints on shipping capabilities.

Our ability to meet customers’ demands depends, in part, on our ability to obtain the timely and adequate shipment of our products. Certain transportation industry vendors may experience capacity constraints due to increases in volume. For example, in the third quarter of 2020, congestion in several areas of the supply chain, including the supply chain from China to our distribution facility as well as certain customers' ability to send in equipment to pick up or receive goods due to congestion at their facilities, impacted our ability to ship inventory on a timely manner. If our transportation industry vendors become capacity constrained, then we may have to identify new vendors or explore alternative order fulfillment methods to ensure we have sufficient shipping capabilities. We may experience significant delays in shipping our products to customers and incur additional costs to establish alternative shipping sources if existing vendors are unable to sufficiently handle our shipping volume. We cannot predict if we will be able to obtain alternative shipping sources within the time frames that we require and at a comparable cost.

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

There were no share repurchases during the nine months ended September 30, 2020.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	November 9, 2020	/s/ Michelle O. Mosier
Michelle O. Mosier
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)