Form 10-K
period 2020-12-31
Hamilton Beach Brands Holding Co
filed 2021-03-22
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-38214
HAMILTON BEACH BRANDS HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Delaware			31-1236686
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

4421 Waterfront Dr.	Glen Allen	VA	23060
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code: (804) 273-9777
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01 Per Share	HBB	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑	Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐    No ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter): $81,044,593
Number of shares of Class A Common Stock outstanding at March 19, 2021: 9,814,732
Number of shares of Class B Common Stock outstanding at March 19, 2021: 4,043,637
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2021 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

HAMILTON BEACH BRANDS HOLDING COMPANY

PART I
Item 1. BUSINESS
General

Hamilton Beach Brands Holding Company (“Hamilton Beach Holding” or the “Company”) is a holding company and operates through its wholly-owned subsidiary Hamilton Beach Brands, Inc. (“HBB”). HBB is the Company's single reportable segment.

The only material assets held by Hamilton Beach Brands Holding Company are its investments in its consolidated subsidiaries. Substantially all of its cash flows are provided by dividends paid or distributions made by its subsidiaries. Hamilton Beach Brands Holding Company has not guaranteed any obligations of its subsidiaries.

The Company also previously operated through its former wholly-owned subsidiary, The Kitchen Collection, LLC ("KC"), which is reported as discontinued operations in all periods presented herein. KC completed its dissolution on April 3, 2020 with a pro-rata distribution of its remaining assets to creditors, at which time the KC legal entity ceased to exist.

HBB is a leading designer, marketer, and distributor of a wide range of branded, small electric household and specialty housewares appliances, as well as commercial products for restaurants, fast food chains, bars, and hotels. HBB operates in the consumer, commercial and specialty small appliance markets.

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
Sales and Marketing
HBB designs, markets and distributes a wide range of branded, small electric household and specialty housewares appliances, including, but not limited to, air fryers, blenders, coffee makers, food processors, indoor electric grills, irons, juicers, mixers, slow cookers, toasters and toaster ovens. HBB also designs, markets and distributes commercial products for restaurants, fast food chains, bars and hotels. HBB generally markets its “good” and “better” consumer products under the Hamilton Beach® and Proctor Silex® brands. HBB participates in the premium market with its owned brands Hamilton Beach® Professional and Weston® farm-to-table and field-to-table food processing equipment. Additionally, the Company participates in the premium market through multiyear licensing agreements to market and distribute a line of countertop appliances under the Wolf Gourmet® brand, a line of premium garment care products under the CHI® brand, and the Bartesian® premium cocktail delivery system. The Company also sells TrueAir® air purifiers and BrightlineTM brand personal care products. HBB markets its commercial products under the Hamilton Beach Commercial® and the Proctor Silex Commercial® brands. HBB supplies private label products on a limited basis. HBB also licenses certain of its trademarks to various licensees in categories such as microwave ovens, among others.
Sales promotion activities are supported through print and digital marketing vehicles. HBB promotes certain of its innovative products through the use of television, internet and print advertising.

Customers
Sales in North America are generated predominantly by a network of inside sales employees to mass merchandisers, ecommerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers, distributors, restaurants, bars, hotels and other retail outlets. Walmart Inc. and its global subsidiaries accounted for approximately 35%, 33% and 33% of the HBB’s revenue in 2020, 2019 and 2018, respectively. Amazon.com, Inc. and its subsidiaries accounted for approximately 16%, 14% and 10% of the HBB's revenue in 2020, 2019 and 2018, respectively. HBB’s five largest customers accounted for approximately 64%, 58%, and 53% of HBB’s revenue for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Product Design and Development
HBB incurred $10.0 million, $12.1 million and $11.0 million in 2020, 2019 and 2018, respectively, on product design and development activities.
Key Suppliers and Raw Material
HBB’s products are supplied to its specifications by third-party suppliers. HBB does not maintain long-term purchase contracts with suppliers and operates mainly on a purchase order basis. HBB generally negotiates the purchases from its foreign suppliers in U.S. dollars.
During 2020, HBB purchased substantially all of its finished products from suppliers in China. HBB purchases its inventory from approximately 63 suppliers, one of which represented more than 10% of purchases during the year ended December 31, 2020. HBB believes the loss of any one supplier would not have a long-term material adverse effect on its business because there are adequate supplier choices available that can meet HBB’s production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect HBB’s business until alternative supply arrangements are secured.
The principal raw materials used by HBB’s third-party suppliers to manufacture its products are plastic, glass, steel, copper, aluminum and packaging materials. HBB believes adequate quantities of raw materials are available from various suppliers.
Competition
HBB believes the principal areas of competition with respect to its products are product design and innovation, quality, price, product features, supply chain excellence, merchandising, promotion and warranty. HBB competes with many manufacturers and distributors of housewares products. As brick and mortar retailers generally purchase a limited selection of branded, small electric appliances, HBB competes with other suppliers for retail shelf space. In the ecommerce channel, HBB must compete with a broad list of competitors for brand reputation through strong ratings and reviews from consumers.

To meet these competitive challenges, the Company has focused on continued innovation in its leading brands as well as expanding into new categories using existing core competencies. HBB’s presence in a significant number of product categories across various price points allows the Company to meet the needs of a wide range of retailers and consumers. Based on publicly available information about the industry, HBB believes it is one of the largest full-line distributors and marketers of small electric household and specialty housewares appliances in North America, including the U.S., Canada, Mexico and Latin America, based on key product categories. Hamilton Beach® is the #1 small kitchen appliance brand in the US, in brick-and-mortar and ecommerce channels, based on units sold.

To a lesser degree, HBB retail product lines compete outside of North America. HBB's commercial products compete globally. The competition in these geographic markets is fragmented and HBB is not yet a significant participant although our commercial business has generated a stronger position in these markets.
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
Transactions with Related Parties

Mr. Alfred M. Rankin is the former executive chairman of the Company and current non-executive chairman of the Board of the Company. Mr. Rankin provides consulting services to the Company under the terms of a consulting agreement pursuant to which Mr. Rankin supports the president and chief executive officer of the Company upon request. Fees for consulting services rendered by Mr. Rankin were $0.5 million for each of the years ended December 31, 2020 and 2019. There were no fees for consulting services rendered by Mr. Rankin in 2018.
Human Capital Management

The Company’s success is a result of its organizational culture built on and centered around Good Thinking which incorporates teamwork and inspired thinking into all areas of our business. The Company employed approximately 700 individuals, as of December 31, 2020, in four countries—Canada, China, Mexico, and the United States. There are approximately 500 employees in the United States with about half of this group based at the Company’s headquarters in Richmond, Virginia, which is home to the Company’s product design, development and marketing teams (led by long-tenured Company leaders) and its state-of-the-art test kitchen. We pride ourselves on attracting and retaining highly dedicated and customer-focused employees at all levels of the organization. As an example, our engineering department, which focuses on continued innovation and development, has on average 12 years of experience with the Company.

We believe that our Good Thinking values-based culture is a core strength that provides the foundation for our employees. Our business is about people– our employees, our customers who enjoy our appliances, and the communities in which we live. In 2020, we adopted a parental leave policy that provides four weeks of paid leave. In response to COVID-19, we enacted swift measures to provide safe environments for our employees world-wide by implementing recommended safety protocols at all of our locations. We also provided periods of time-off, time-away, and other increased flexibility (above and beyond federal and state mandates) for our employees. Then, in a joint effort with our employees at our corporate headquarters, we increased our donations in 2020 to a local foodbank that provides meals and other support to families in need. We recognize that the strength of our relationships with our employees, customers, and other stakeholders directly contributes to our long-term success and, in 2021, will continue internal assessment of opportunities to implement corporate social responsibility initiatives.

Information about our Executive Officers
There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected.
The following tables set forth, as of March 22, 2021, the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers.
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

Gregory H. Trepp	59	President and Chief Executive Officer of Hamilton Beach Holding (from September 2017); President and Chief Executive Officer of HBB (from prior to 2015)	Chief Executive Officer of KC (from prior to 2015 to April 2020)
Gregory E. Salyers	60	Senior Vice President, Global Operations of HBB (from prior to 2015)
R. Scott Tidey	56	Senior Vice President, North America Sales and Marketing of HBB (from prior to 2015)
Michelle O. Mosier	55	Senior Vice President, Chief Financial Officer and Treasurer of Hamilton Beach Holding (from January 2020)
Successor Vice President and Chief Financial Officer of HBB (from October 2018 to December 2019); Chief Financial Officer of United Sporting Companies (from September 2015 to June 2018) a subsidiary of SportsCo Holding, Inc. which filed for Chapter 11 bankruptcy in June 2019, and Controller for Reynolds Groups Holdings Limited (from September 2011 to August 2015).

Dana B. Sykes	59	Senior Vice President, General Counsel and Secretary of Hamilton Beach Holding (from January 2020)
Vice President, General Counsel and Secretary of HBB (from September 2015 to December 2019); From July 2014 to September 2015, Associate General Counsel, Assistant Secretary, Senior Director, Human Resources of HBB, and Assistant Secretary of KC (from May 2015 to April 2020)

Item 1A. RISK FACTORS

Industry Risks

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

As a result of dependence on its key customers, HBB could experience a material adverse effect on its revenue and profitability if any of the following were to occur:
•the insolvency or bankruptcy of any key customer;
•a declining market in which customers materially reduce orders or demand lower prices; or

•a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers.
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

Business Risks

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
The situation surrounding the COVID-19 pandemic remains fluid and the potential for a material impact on the Company’s results of operations, financial condition, liquidity, and stock price increases the longer the virus impacts activity levels in the United States and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact the COVID-19 pandemic may have on the Company’s results of operations, financial position, liquidity and stock price. The extent of any impact will depend on the extent of new outbreaks, the extent to which new shutdowns may be needed, the nature of government public health guidelines and the public’s adherence to those guidelines, the impact of government economic relief on the US economy, unemployment levels, the success of businesses reopening fully, the timing for proven treatments and availability of vaccines for COVID-19, consumer confidence and demand for our products. Any of these factors could cause or contribute to the risks and uncertainties included within this Annual Report on Form 10-K and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

Factors that are largely beyond HBB's control, such as commodity prices for the raw materials needed by suppliers of HBB’s products, may affect the cost of products, and HBB may not be able to pass those costs on to its customers. As an example, HBB’s products require a substantial amount of plastic. Because the primary resource used in plastic is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. When the prices of petroleum, as well as steel, aluminum and copper, increase significantly, supplier price increases may materially reduce our profitability.

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

HBB is dependent on third-party suppliers for the manufacturing and distribution of our products. Our ability to select reliable suppliers that provide timely deliveries of quality products will impact our success in meeting customer demand. Any supplier's inability to timely deliver products that meet desired specifications or any unanticipated changes in suppliers could be disruptive and costly. Any significant failure by HBB to obtain quality products, in sufficient quantities, on a timely basis, and at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on revenue and profitability. As certain suppliers are primarily based in China, international operations are subject to additional risks including, among others:

•currency fluctuations;
•labor unrest;
•potential political, economic and social instability;
•restrictions on transfers of funds;
•import and export duties and quotas;
•changes in domestic and international customs and tariffs, including embargoes and customs restrictions;
•uncertainties involving the costs to transport products;

•long distance shipping routes dependent upon a small group of shipping and rail carriers and import facilities;
•unexpected changes in regulatory environments;
•regulatory issues involved in dealing with foreign suppliers and in exporting and importing products;
•protection of intellectual property;
•difficulty in complying with a variety of foreign laws;
•difficulty in obtaining distribution and administrative support;
•natural or human induced disasters such as earthquakes, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, power or water shortages, telecommunications failures, and medical epidemics or pandemics, including potential consequences from the coronavirus; and
•potentially adverse tax consequences, including significant changes in tax law.

The foregoing factors could have a material adverse effect on our ability to maintain or increase the supply of products, which may result in material increases in expenses and decreases in revenue and profitability.

Our financial results may be negatively impacted by transportation constraints on shipping capabilities.

Our ability to meet customers’ demands depends, in part, on our ability to obtain the timely and adequate shipment of our products. Certain transportation industry vendors may experience capacity constraints due to increases in volume. For example, in the third and fourth quarters of 2020, congestion in several areas of the supply chain, including the supply chain from China to our distribution facility as well as certain customers' ability to send in equipment to pick up or receive goods due to congestion at their facilities, impacted our ability to ship inventory in a timely manner and resulted in increased freight charges. If our transportation industry vendors become capacity constrained, then we may have to identify new vendors or explore alternative order fulfillment methods to ensure we have sufficient shipping capabilities. We have experienced and may continue to experience significant delays in shipping our products to customers and incur additional costs to establish alternative shipping sources if existing vendors are unable to sufficiently handle our shipping volume. We cannot predict if we will be able to obtain alternative shipping sources within the time frames that we require and at a comparable cost.

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

The Company relies heavily on information technology systems to operate websites; record and process transactions; respond to customer inquiries; manage inventory; purchase, sell and ship merchandise on a timely basis; and maintain cost-efficient operations. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of computer hardware and software systems and maintain cybersecurity. In addition, we collect, store, have access to and otherwise process certain confidential or sensitive data.

Cyber-attacks are becoming more sophisticated and include computer viruses or other malicious codes, attacks to gain unauthorized access to data, and other security breaches that could lead to the loss of valuable business data, misappropriation of our consumers’ or employees’ personal information, or a disruption of our critical systems. The Audit Review Committee of the Company is regularly briefed on cybersecurity matters, however despite our security efforts, if unauthorized access does occur, we could become the subject of regulatory action or litigation from our customers, employees, suppliers, and shareholders, which could damage our reputation, require significant expenditures of capital, and cause us to lose business and revenue. Additionally, unauthorized access could also cause interruptions in our operations and might require us to spend significant management time and other resources investigating the event and dealing with local and federal law enforcement.

While we have not experienced any material impacts from a cyber-attack, any one or more future cyber-attacks could have a material adverse effect on our financial statements.

Our information technology systems may be vulnerable from time to time to damage and other technical malfunctions. If our systems are damaged, or fail to function properly, we may have to make monetary investments to repair or replace the systems and could endure delays in operations. Any material disruption or slowdown of our systems, including our failure to successfully upgrade systems, could cause information, including data related to customer orders, to be lost or delayed. Such a loss or delay could reduce demand and cause our sales and/or profitability to decline.

The Company’s business could suffer if the implementation of its enterprise resource planning (“ERP”) system is not successful or is more difficult, costly or time consuming than expected.

HBB recently implemented an enterprise resource planning (“ERP”) system in the U.S and will be implementing the ERP system at other subsidiaries over the next few years. Such an implementation is a major undertaking from a financial, management and personnel perspective. The implementation, integration and successful operation of the ERP system may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that this system will be beneficial to the extent anticipated. Any disruptions, delays or deficiencies in the implementation, integration or operation of our new ERP system could cause information, including data related to customer orders, to be lost or delayed. Such a loss or delay could reduce demand and cause our sales and/or profitability to decline. In addition, any significant disruption, delay or deficiency in the design and implementation of the ERP system could adversely affect our ability to process orders, ship products, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. For example, shipping challenges from the implementation, integration and operation of the ERP system resulted in a significant order backlog during the third quarter of 2020. Any additional disruptions, delays or deficiencies in the implementation, integration or operation of our new ERP system could adversely affect our financial position, results of operations and cash flows in addition to the effectiveness of our internal controls over financial reporting.

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

Financial Risks

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

Regulatory Risks

We restated certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may lead to, among other things, shareholder litigation, loss of investor confidence, negative impacts on our stock price and certain other risks.

As discussed in the Explanatory Note, Note 2, “Restatement of Previously Issued Consolidated Financial Statements” and in Note 16 “Quarterly Results of Operations (Unaudited)” under Item 8 of the 2019 Form 10-K/A, in 2020, we restated our previously issued consolidated financial statements as of December 31, 2019 and 2018, for the years ended December 31, 2019, 2018 and 2017, and the relevant unaudited interim financial information for each of the quarters during the years ended December 31, 2019 and 2018. The determination that our previously issued financial statements would be restated was made following the identification of certain misstatements arising out of the operations of our Mexican subsidiaries. Although the Company has restated these financial statements, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with the restatement, shareholder litigation and government investigations. Any such proceeding could result in substantial defense costs regardless of the outcome of the litigation or investigation. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the restatement and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.

We have identified material weaknesses in our internal control over financial reporting which, if not timely remediated, may adversely affect the accuracy and reliability of our financial statements, and our reputation, business and stock price, as well as lead to a loss of investor confidence in us.

As described under Item 9A, Controls and Procedures, we concluded that our disclosure controls and procedures were not effective as of December 31, 2020 and that we had, as of such date, material weaknesses in our internal control over financial reporting related to internal control deficiencies within the income tax process and material weaknesses identified in the prior period related to our Mexican subsidiaries, which continue to exist as of December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. The material weakness related to income taxes identified in Item 9A, did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company.

We intend to remediate these material weaknesses. While we believe the steps we take to remediate these material weaknesses will improve the effectiveness of our internal control over financial reporting and will remediate the identified deficiencies, if our remediation efforts are insufficient to address the material weakness or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information accurately, to prepare our financial statements within the time periods specified by the rules and forms of the SEC and to otherwise comply with our reporting obligations under the federal securities laws may be adversely affected. The occurrence of, or failure to remediate, these material weaknesses and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements and have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the SEC or other regulatory authorities, shareholder lawsuits, a loss of investor confidence and damage to our reputation.

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

The U.S. government has taken a number of trade actions that impact or could impact our operations, including imposing tariffs on certain goods imported into the United States. In addition, several governments, including the European Union, China and India, have imposed tariffs on certain goods imported from the United States. As the majority of our products are imported into the United States from China, many of our product lines are subject to the tariffs imposed under Section 301 of US trade law that have been applied to separate lists of Chinese goods imported into the United States. The Section 301 tariffs on goods covered by lists 1, 2, 3 and 4a affect approximately 25% of total HBB purchases on an annualized basis. On December 13, 2019, the United States Trade Representative (USTR) announced a “Phase One” agreement with China pursuant to which the U.S. government agreed to suspend the 15% tariffs on List 4b products. On January 15, 2020, USTR issued a Federal Register notice reducing the rate of Section 301 tariffs on List 4a products to 7.5%, effective February 14, 2020. A number of lawsuits and other legal challenges with respect to the Section 301 tariff actions could result in changes to the tariffs, and the Biden Administration reportedly will be considering whether to continue, amend, or revoke these particular trade actions. We are continually evaluating the impact of the current and any possible new tariffs on our supply chain, costs, sales and profitability and are considering strategies to mitigate such impact, including reviewing sourcing options, filing requests for exclusion from the tariffs for certain product lines and working with our suppliers and customers. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. government or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.

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

Registered Securities Risk

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

Hamilton Beach Holding has two classes of common stock: Class A Common and Class B Common. Holders of Class A Common will be entitled to cast one vote per share and, as of December 31, 2020, accounted for approximately 19.25% of the voting power of Hamilton Beach Holding. Holders of Class B Common are entitled to cast ten votes per share and, as of December 31, 2020, accounted for the remaining voting power of Hamilton Beach Holding. As of December 31, 2020, certain members of the Company's extended founding family held approximately 34.41% of Class A Common and 80.75% of Class B Common. On the basis of this common stock ownership, certain members of the Company's extended founding family could exercise 71.83% of the Company's total voting power. Although there is no voting agreement among such family members, in writing or otherwise, if they were to act in concert, they would exert significant control over the outcome of director elections and other stockholder votes on significant actions, such as certain amendments to the Company's amended and restated certificate of incorporation and sale of the Company or substantially all of its assets. Because such family members could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES
The following table presents the principal distribution and office facilities owned or leased:

	Owned/
Facility Location	Leased	Function(s) (2)
Glen Allen, Virginia	Leased	Corporate headquarters
Geel, Belgium	(1)	Distribution center
Shenzhen, People's Republic of China	(1)	Distribution center
Mexico City, Mexico	Leased	Mexico sales and administrative headquarters
Olive Branch, Mississippi	Leased	Distribution center
Belleville, Ontario, Canada	Leased	Distribution center
Southern Pines, North Carolina	Owned	Service center for customer returns; catalog distribution center; parts distribution center
Shenzhen, People's Republic of China	Leased	Administrative office
Markham, Ontario, Canada	Leased	Canada sales and administration headquarters
Joinville, Santa Catarina, Brazil	(1)	Distribution center
Shanghai, People's Republic of China	Leased	Sales office
Suzhou, People's Republic of China	(1)	Distribution center
Tultitlan, Mexico	(1)	Distribution center
Byhalia, Mississippi	Leased	Distribution center

(1)This facility is not owned or leased by HBB. This facility is managed by a third-party distribution provider.
(2)Sales offices are also leased in several cities in the U.S., Canada, China and Mexico.

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
At December 31, 2020 and 2019, there were 773 and 780, respectively, Class A Common stockholders of record and 890 and 902, respectively, Class B common stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In May 2018, the Company approved a stock repurchase program for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2019. On November 5, 2019, the Company's Board adopted a new stock repurchase program for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding starting January 1, 2020 and ending December 31, 2021. During the year ended December 31, 2019, the Company repurchased 364,893 shares for an aggregate purchase price of $6.0 million. There were no share repurchases during the years ended December 31, 2020 and 2018.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth the Company's selected historical financial data as of and for each of the periods indicated. Except where indicated, the results of operations, financial position, and cash flows of KC are reflected as discontinued operations for all periods reported. This information is only a summary and should be read in conjunction with the historical consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial information below as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2017 and 2016 and for the year ended December 31, 2016 are derived from unaudited consolidated financial statements, which were prepared on the same basis as our audited consolidated financial statements and reflect the impact of adjustments to our previously filed financial information.

	Year Ended December 31
	2020	2019	2018	2017	2016
	(In thousands, except per share amounts)
Operating Statement Data:
Revenue	$603,713	$611,786	$630,082	$612,056	$601,006
Operating profit	$37,415	$26,794	$33,550	$37,956	$39,561

Income from continuing operations, net of tax	$24,067	$15,093	$23,059	$18,109	$24,277
Income (loss) from discontinued operations, net of tax	$22,191	$(28,600)	$(5,361)	$(2,225)	$259
Net income (loss)	$46,258	$(13,507)	$17,698	$15,884	$24,536

Basic earnings (loss) per share:
Continuing operations	$1.76	$1.10	$1.68	$1.32	$1.78
Discontinued operations	1.62	(2.09)	(0.39)	(0.16)	0.01
Basic earnings (loss) per share	$3.39	$(0.99)	$1.29	$1.16	$1.79

Diluted earnings (loss) per share:
Continuing operations	$1.76	$1.10	$1.68	$1.32	$1.78
Discontinued operations	1.62	(2.09)	(0.39)	(0.16)	0.01
Diluted earnings (loss) per share	$3.37	$(0.99)	$1.29	$1.16	$1.79

Actual shares outstanding at December 31 (1)	13,686	13,516	13,713	13,673	13,673
Basic weighted average shares outstanding (1)	13,657	13,690	13,699	13,673	13,673
Diluted weighted average shares outstanding (1)	13,712	13,726	13,731	13,685	13,673

(1)    On September 29, 2017, NACCO, Hamilton Beach Holding's former parent company, spun-off the Company to NACCO stockholders. The basic and diluted earnings (loss) per share amounts for the Company for all periods prior to the spin-off have been calculated based upon the number of shares distributed in the spin-off.

	Year Ended December 31
	2020	2019	2018	2017	2016
	(In thousands, except per share amounts and employee data)
Balance Sheet Data at December 31:
Net working capital(2)	$166,705	$106,839	$101,898	$91,111	$95,088
Total assets	$391,168	$288,663	$321,419	$325,276	$310,141
Short-term portion of revolving credit agreements	$—	$23,497	$11,624	$31,346	$12,714
Long-term portion of revolving credit agreements	$98,360	$35,000	$35,000	$20,000	$26,000
Stockholders' equity	$80,105	$36,266	$56,819	$42,027	$62,948

Cash Flow Data:
Net cash provided by (used for) operating activities from continuing operations	$(27,934)	$222	$17,955	$28,303	$58,025
Net cash provided by (used for) investing activities from continuing operations	$(3,812)	$(4,122)	$(7,759)	$(6,177)	$(4,788)
Net cash provided by (used for) financing activities from continuing operations	$34,180	$1,062	$(9,255)	$(26,532)	$(61,837)

Other Data:
Cash dividends paid to NACCO Industries, Inc.	$—	$—	$—	$38,000	$42,000
Cash dividends paid(1)	$5,053	$4,851	$4,658	$1,162	n/a
Purchase of treasury stock	$—	$5,960	$—	$—	n/a
Per share data:
Cash dividends paid(1)	$0.37	$0.36	$0.34	$0.09	n/a
Market value at December 31 (1)	$17.51	$19.10	$23.46	$25.69	n/a
Stockholders' equity at December 31	$5.85	$2.68	$4.14	$3.07	$4.60

Total employees at December 31 for continuing operations	700	680	670	650	600

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended March 31, 2020, the Company discovered certain accounting irregularities at its Mexican subsidiaries. As a result of the investigation performed, the Company, along with the Audit Review Committee and its third party experts, concluded that certain former employees of one of the Company’s Mexican subsidiaries engaged in unauthorized transactions with the Company’s Mexican subsidiaries that resulted in expenditures being deferred on the balance sheet beyond the period for which the costs pertained. The Company recorded a non-cash write-off for certain amounts included in the Company’s historical consolidated financial statements in trade receivables and prepaid expenses and other current assets, among other corrections, related to these transactions, and restated its consolidated financial statements as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018, and 2017 and each of the quarters during the years ended December 31, 2019 and 2018. The restatement also included corrections for other errors identified as immaterial, individually and in the aggregate, to our consolidated financial statements. These restated financial statements were previously filed on Form 10-K/A for the year ended December 31, 2019. All amounts included herein reflect the restated financial statements.

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

Revenue Recognition: Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenue. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promised good or service that is distinct. The Company has elected to account for shipping and handling activities performed after a customer obtains control of the goods as activities to fulfill the promise to transfer the goods, and therefore these activities are not assessed as a separate service to customers. The amount of revenue recognized varies primarily with changes in returns. In addition, the Company offers price concessions to our customers for incentive offerings, special pricing agreements, price competition, promotions or other volume-based arrangements. We determine whether price concessions offered to our customers are a reduction of the transaction price and revenue or are advertising expense, depending on whether we receive a distinct good or service from our customers and, if so, whether we can reasonably estimate the fair value of that distinct good or service. We evaluated such agreements with our customers and determined they should be accounted for as variable consideration.

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

The Company monitors its estimates of variable consideration, which includes returns and price concessions, and periodically makes adjustments to the carrying amounts as appropriate. During 2020, there were no material adjustments to the aforesaid estimates and the Company's past results of operations have not been materially affected by a change in these estimates. Although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change these estimates in the future.

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
Changes to the estimate of any of these factors could result in a material change to the Company's pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2020 assumptions are used to calculate 2021 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2021 of approximately $0.3 million for the plans. A one percentage-point change in the discount rate would result in a change in pension expense for 2021 by less than $0.1 million. A one percentage-point increase in the discount rate would have lowered the plans’ projected benefit obligation as of the end of 2020 by approximately $1.7 million; while a one percentage-point decrease in the discount rate would have raised the plans’ projected benefit obligation as of the end of 2020 by approximately $2.0 million.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
RESULTS OF OPERATIONS

The results of operations for Hamilton Beach Holding were as follows for the years ended December 31:

2020 Compared with 2019

	Year Ended December 31
	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Revenue	$603,713	100.0%	$611,786	100.0%	$(8,073)	(1.3)%
Cost of sales	465,059	77.0%	483,234	79.0%	(18,175)	(3.8)%
Gross profit	138,654	23.0%	128,552	21.0%	10,102	7.9%
Selling, general and administrative expenses	99,990	16.6%	100,381	16.4%	(391)	(0.4)%
Amortization of intangible assets	1,249	0.2%	1,377	0.2%	(128)	(9.3)%
Operating profit (loss)	37,415	6.2%	26,794	4.4%	10,621	39.6%
Interest expense, net	1,998	0.3%	2,975	0.5%	(977)	(32.8)%
Other expense (income), net	1,685	0.3%	(358)	(0.1)%	2,043	(570.7)%
Income (loss) from continuing operations before income taxes	33,732	5.6%	24,177	4.0%	9,555	39.5%
Income tax expense	9,665	1.6%	9,084	1.5%	581	6.4%
Net income from continuing operations	24,067	4.0%	15,093	2.5%	8,974	59.5%
Income (loss) from discontinued operations, net of tax	22,191	n/m	(28,600)	n/m	50,791	n/m
Net income (loss)	$46,258		$(13,507)		$59,765

Effective income tax rate on continuing operations	28.7%	37.6%
The following table identifies the components of the change in revenue for 2020 compared with 2019:

Revenue
2019	$611,786
(Decrease) increase from:
Unit volume and product mix	(14,093)
Foreign currency	(4,219)
Average sales price	10,239
2020	$603,713

Revenue - Revenue decreased $8.1 million, or 1.3%. While unprecedented demand continues for small kitchen appliances, the cutover to our new enterprise resource planning ("ERP") system during the third quarter of 2020 reduced shipping capabilities at the Company's US distribution center and resulted in a significant shortfall in revenue during the third quarter. Despite a strong finish to 2020, which made up for a significant portion of the revenue shortfall in the third quarter, revenue decreased year over year as a result of lower volumes. The lower sales volume in the US consumer market is the result of the ERP cutover challenges, while lower volume in the international consumer and global commercial markets is attributable to the pandemic. The impact of lower volume was partially offset by higher average sales price driven primarily by product and customer mix. Foreign currency had a negative impact on revenue of $4.2 million.

Gross profit - The increase in gross profit of $10.1 million, or 7.9%, is primarily due to sales of higher margin products. As a percentage of revenue, gross profit margin increased from 21.0% to 23.0% primarily due to customer and product mix. Additionally, gross profit in 2020 includes a benefit of approximately $2.1 million for tariff relief.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Selling, general and administrative expenses - Included in selling, general and administrative expenses are charges related to unauthorized transactions at our Mexican subsidiaries of $1.9 million in 2020 compared with $6.9 million in 2019. Offsetting this decrease in 2020 is an increase in incentive compensation expense of $3.3 million primarily driven by stronger Company performance as well as an increase in legal, other third-party fees and consulting expenses primarily related to the accounting irregularities at our Mexican subsidiaries and the implementation of our new ERP system.

Other expense (income), net - Other expense in 2020 was $1.7 million due primarily to currency losses from the re-measurement of liabilities related to inventory purchases denominated in US dollars by HBB’s foreign subsidiaries. Other income in 2019 was $0.4 million and included currency gains of $0.4 million.

Income tax expense - The Company recognized income tax expense of $9.7 million on income from continuing operations before income taxes of $33.7 million, an effective tax rate of 28.7% in 2020 compared to income tax expense of $9.1 million on income from continuing operations before income taxes of $24.2 million, an effective tax rate of 37.6% in 2019. The higher effective tax rate in 2019 is attributable to non-cash charges to write-off unrealizable assets at our Mexican subsidiaries for which the corresponding tax benefit has been substantially offset by an increase in unrecognized tax benefits and $1.6 million of deferred tax expense related to a change in judgment regarding the valuation allowance recorded against the deferred tax assets of KC.

2019 Compared with 2018

The results of operations for Hamilton Beach Holding were as follows for the years ended December 31:

	Year Ended December 31
	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Revenue	$611,786	100.0%	$630,082	100.0%	$(18,296)	(2.9)%
Cost of sales	483,234	79.0%	491,030	77.9%	(7,796)	(1.6)%
Gross profit	128,552	21.0%	139,052	22.1%	(10,500)	(7.6)%
Selling, general and administrative expenses	100,381	16.4%	104,121	16.5%	(3,740)	(3.6)%
Amortization of intangible assets	1,377	0.2%	1,381	0.2%	(4)	(0.3)%
Operating profit	26,794	4.4%	33,550	5.3%	(6,756)	(20.1)%
Interest expense, net	2,975	0.5%	2,916	0.5%	59	2.0%
Other expense (income), net	(358)	(0.1)%	149	—%	(507)	(340.3)%
Income from continuing operations before income taxes	24,177	4.0%	30,485	4.8%	(6,308)	(20.7)%
Income tax expense	9,084	1.5%	7,426	1.2%	1,658	22.3%
Net income from continuing operations	15,093	2.5%	23,059	3.7%	(7,966)	(34.5)%
Loss from discontinued operations, net of tax	(28,600)	n/m	(5,361)	n/m	(23,239)	n/m
Net income (loss)	$(13,507)		$17,698		$(31,205)

Effective income tax rate on continuing operations	37.6%	24.4%

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The following table identifies the components of the change in revenue for 2019 compared with 2018:

Revenue
2018	$630,082
(Decrease) increase from:
Unit volume and product mix	(19,613)
Average sales price	(1,688)
Foreign currency	3,005
2019	$611,786

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

HBB's principal sources of cash to fund liquidity needs are: (i) cash generated from operations and (ii) borrowings available under the revolving credit facility, as defined below. HBB's primary use of funds consists of working capital requirements, operating expenses, capital expenditures, and payments of principal and interest on debt. At December 31, 2020, the Company had cash and cash equivalents for continuing operations of $2.4 million, compared to $2.1 million at December 31, 2019.

The ongoing global COVID-19 pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including business shutdowns and limitations, travel restrictions, border closings, restrictions on public gatherings and shelter-in-place restrictions. This has negatively impacted the global economy, disrupted financial markets and resulted in increased unemployment levels, all of which have negatively impacted various industries. We believe we are well positioned to effectively navigate the COVID-19 pandemic for a number of reasons. Demand for certain retail small kitchen appliances in the US remains strong as consumers prepare more food and beverages at home. We are managing discretionary expenses, and have sufficient availability under the revolving credit facility to meet our future anticipated obligations. We have demonstrated effective management of net working capital which was a major contributor to improved borrowing activity during the year, with average debt down $11.6 million compared to the prior year ended December 31, 2019. Additionally, the Company is no longer impacted by KC’s losses and negative cash flow. We will continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19 and closely monitor our liquidity.

The following table presents selected cash flow information from continuing operations:

	Year Ended December 31
	(In thousands)
	2020	2019	2018
Net cash provided by (used for) operating activities from continuing operations	$(27,934)	$222	$17,955
Net cash provided by (used for) investing activities from continuing operations	$(3,812)	$(4,122)	$(7,759)
Net cash provided by (used for) financing activities from continuing operations	$34,180	$1,062	$(9,255)
December 31, 2020 Compared with December 31, 2019

    Operating activities - Net cash used for operating activities was $27.9 million compared to cash provided by operating activities of $0.2 million in 2019 primarily due to an increase of $59.9 million in net working capital. Trade receivables increased primarily due to increased fourth quarter sales in 2020 compared with prior year. The increase in inventory and accounts payable are primarily due to the earlier build of inventory to offset the impacts of longer lead times driven by shipping congestion in our supply chain from China, as well as to support expected strong demand in the first half of 2021.

    Investing activities - Net cash used for investing activities was relatively flat in 2020 compared to 2019. Capital spending for internal-use software development costs was lower in 2020 as the Company implemented its new ERP system in July 2020. The decline in spending on internal-use software was offset by other investments.

    Financing activities - Net cash provided by financing activities increased $33.1 million in 2020 primarily due to an increase in HBB's net borrowing activity on the revolving credit facility. The increase in borrowings was used to fund net working capital.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
December 31, 2019 Compared with December 31, 2018

    Operating activities - Net cash provided by operating activities decreased $17.7 million in 2019 compared to the prior year primarily due to increased trade receivables, partially offset by a decline in inventory. Trade receivables increased primarily due to the timing of collections and increased fourth quarter sales in 2020 compared with prior year. The decline in inventory is primarily due to the continued efficient management of inventory levels.

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

Capital Resources

On November 23, 2020, HBB entered into Amendment No. 8 to its Amended and Restated Credit Agreement. The Agreement amended and restated the Credit Agreement in its entirety and extended the term of HBB's credit facility to June 30, 2025, increased the credit facility from $115.0 million to $125.0 million, amended the pricing grid and provided for an accordion feature to increase the facility by an additional $25.0 million upon HBB's request, subject to Lender consent. The Company expects to continue to borrow against the facility and make voluntary repayments within the next twelve months. As a result of the amendment, repayment of the credit facility is due on June 30, 2025, therefore all borrowings are classified as long term debt as of December 31, 2020. The obligations under the HBB Facility are secured by substantially all of HBB's assets. At December 31, 2020, the borrowing base under the HBB Facility was $123.3 million and borrowings outstanding were $98.4 million. At December 31, 2020, the excess availability under the HBB Facility was $24.9 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2020, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.0% and 1.75%, respectively. The applicable margins, effective December 31, 2020, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 1.75%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the year ended December 31, 2020 was 2.88%, including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $25.0 million at December 31, 2020 at an average fixed interest rate of 1.66%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Under Amendment No. 8 to the HBB Facility, dividends to Hamilton Beach Holding are not to exceed $6.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $15.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2020, HBB was in compliance with all financial covenants in the HBB Facility.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The Company maintains an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital.

HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

Contractual Obligations, Contingent Liabilities and Commitments

Following is a table which summarizes the contractual obligations of Hamilton Beach Holding as of December 31, 2020:

	Payments Due by Period
Contractual Obligations	Total	2021	2022	2023	2024	2025	Thereafter

Revolving credit agreements	$98,360	$—	$—	$—	$—	$98,360	$—
Variable interest payments on HBB Facility	7,960	2,587	2,358	1,182	994	839	—
Purchase and other obligations	284,816	284,664	51	47	54	—	—
Operating lease obligations	77,091	7,081	6,738	6,405	6,355	6,395	44,117
Total contractual cash obligations	$468,227	$294,332	$9,147	$7,634	$7,403	$105,594	$44,117

Not included in the table above, HBB has a long-term liability of approximately $4.7 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2020. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.

HBB’s variable interest payments are calculated based upon HBB's anticipated payment schedule and the December 31, 2020 base rate and applicable margins, as defined in the HBB Facility. A 1/8% increase in the base rate would increase HBB’s estimated total annual interest payments on the HBB Facility by approximately $0.3 million.

HBB's purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.

An event of default, as defined in the HBB Facility and in HBB's operating lease agreements, could cause an acceleration of the payment schedule. No such event of default for HBB has occurred or is anticipated to occur.

Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s decisions to contribute above the minimum regulatory funding requirements. As a result, pension funding has not been included in the table above. HBB does not expect to contribute to its pension plans in 2021. Pension benefit payments are made from assets of the pension plans.

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

FORWARD-LOOKING STATEMENTS

The statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include, without limitation: (1) the Company’s ability to ship products to meet the anticipated increase in demand, (2) the Company’s ability to successfully manage the anticipated transportation constraints, (3) the unpredictable nature of the COVID-19 pandemic and its potential impact on our business; (4) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (5) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (6) bankruptcy of or loss of major retail customers or suppliers, (7) changes in costs, including transportation costs, of sourced products, (8) delays in delivery of sourced products, (9) changes in or unavailability of quality or cost effective suppliers, (10) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which HBB buys, operates and/or sells products, (11) the impact of tariffs on customer purchasing patterns, (12) product liability, regulatory actions or other litigation, warranty claims or returns of products, (13) customer acceptance of, changes in costs of, or delays in the development of new products, (14) increased competition, including consolidation within the industry, (15) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB products, (16) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (17) the result of shareholder or governmental actions relating to the restatement of our financial statements and accounting and legal fees that we may incur in connection with the restatement, (18) difficulties arising as a result of our implementation, integration or operation of an enterprise resource planning system in the US, (19) our ability to successfully remediate the material weaknesses in our internal control over financial reporting disclosed in Item 9A of the Annual Report on Form 10-K within the time periods and in the manner currently anticipated, additional material weaknesses or other deficiencies that may arise in the future or our ability to maintain an effective system of internal controls, and (20) other risk factors, including those described in the Company's filings with the Securities and Exchange Commission, including, but not limited to, this Annual Report on Form 10-K for the year ended December 31, 2020. Furthermore, the situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company’s results of operations, financial condition, liquidity, and stock price increases the longer the virus impacts activity levels in the US and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on its results of operations, financial position, liquidity and stock price. The extent of any impact will depend on the extent of new outbreaks, the extent to which new shutdowns may be needed, the nature of government public health guidelines and the public’s adherence to those guidelines, the impact of government economic relief on the US economy, unemployment levels, the success of businesses reopening fully, the timing for proven treatments and the availability of vaccines for COVID-19, consumer confidence and demand for our products.

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
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a payable of $1.2 million at December 31, 2020. A hypothetical 10% decrease in interest rates would cause a decrease of $0.1 million in the fair value of interest rate swap agreements and the resulting fair value would be a payable of $1.2 million. Additionally, a hypothetical 10% increase in interest rates would not have a material impact to the Company's interest expense, net of $2.0 million at December 31, 2020.
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
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a net payable of $0.5 million at December 31, 2020. Assuming a hypothetical 10% weakening of the U.S. dollar at December 31, 2020, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.9 million compared with its fair value at December 31, 2020.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2020 that would require disclosure pursuant to this Item 9.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 because of the material weaknesses in our internal control over financial reporting described in the "Management's Report on Internal Control over Financial Reporting." Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer have determined, based on the procedures we have performed, that the consolidated financial statements included in this Annual

Report on Form 10-K present fairly, in all material respects, our financial condition, results of operations and cash flows at December 31, 2020 and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 due to the material weaknesses as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Mexican subsidiaries

As of December 31, 2019, we identified two material weaknesses at our Mexican subsidiaries related to (1) the design and operating effectiveness of review controls for account reconciliations and manual journal entries and (2) the design and operating effectiveness of transaction level controls over authorization of spending with vendors, adjusting product costing and selling prices, new customer setup and accounting for price concessions with our customers. The material weaknesses at our Mexican subsidiaries as of December 31, 2019 were not remediated during our fiscal year ended December 31, 2020.

We are committed to remediating the control deficiencies that gave rise to the material weaknesses. Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.

With oversight from the Audit Review Committee, we have taken significant steps to remediate the internal control deficiencies at our Mexican subsidiaries by redesigning our controls, many of which operated for the first time during the fourth quarter. Our efforts have consisted primarily of strengthening our organization and designing a suite of controls that address the material weaknesses. Because many of our controls operated for the first time during the fourth quarter, we have not had a sufficient period of time to demonstrate operating effectiveness in 2020. Until the remediation actions are fully implemented and the operational effectiveness of related internal controls is validated through testing, the material weaknesses described above will continue to exist.

Income taxes

Management determined that we did not design and maintain effective controls over our income tax accounting process to identify and accurately measure deferred tax assets, deferred tax liabilities and income taxes payable and the related income tax expense. While the control deficiency did not result in a misstatement of our previously issued consolidated financial statements, the control deficiency could result in a material misstatement of the aforementioned account balances or disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. Our management has concluded that the deficiency constitutes a material weakness in our internal control over financial reporting.

With oversight from the Audit Review Committee, we have developed a plan to remediate the material weakness in internal control over financial reporting related to our income taxes accounting process, which consists of:

a.Reviewing the organization structure, resources, processes, and controls in place to measure and record income taxes to enhance the effectiveness of the design and operation of those controls;
b.Enhancing monitoring activities related to income taxes; and
c.Evaluating and enhancing the level of precision in the management review controls related to income taxes.

We expect to implement the remediation actions in 2021. Until the remediation actions are fully implemented and the operational effectiveness of related internal controls is validated through testing, the material weakness described above will continue to exist.

We are committed to achieving and maintaining a strong internal control environment and believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weakness identified.

The Company's effectiveness of internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.

Changes in Internal Control over Financial Reporting: There have been no changes in the Company's internal control over financial reporting, that occurred during the fourth quarter of 2020, other than described above in "Management's Report on Internal Control over Financial Reporting", that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2021 Proxy Statement under the subheadings “Part II — Proposals To Be Voted On At The 2021 Annual Meeting — Proposal 1 — Election of Directors — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2021 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Board Committees,” and “Part I — Corporate Governance Information — Description of Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2021 Proxy Statement under the subheading “Part IV — Other Important Information — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2021 Proxy Statement under the headings “Part III — Executive Compensation Information” which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
     STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2021 Proxy Statement under the subheading “Part IV — Other Important Information — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2021 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Review and Approval of Related Person Transactions,” which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2021 Proxy Statement under the heading “Part II — Proposals To Be Voted On At The 2021 Annual Meeting — Proposal 4 — Ratification of the Appointment of Ernst & Young LLP as the Company's Independent Registered Public Accounting Firm for 2021,” which information is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Documents that are filed as part of this report
The response to Item 15(a)(1) is set forth beginning at page F-2 of this Form 10-K.
(a)(2) Financial Statement Schedules
The response to Item 15(a)(2) is set forth beginning at page F-37 of this Form 10-K.
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

4.3	Description of Registrant's Securities, is incorporated by reference to Exhibit 4.3 of Hamilton Beach Brands Holding Company's Current Report on Form 10-K, filed on February 26, 2020
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

10.3
Amendment No. 2 to the Transition Services Agreement between NACCO Industries, Inc. and Hamilton Beach Brands Holding Company, made and entered into effective as of December 18, 2018, is incorporated by reference to Exhibit 10.35 of Hamilton Beach Brands Holding Company's Current Report on Form 10-K, filed on March 6, 2019.

10.4
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

10.6
Amendment to Stockholder's Agreement, dated as of February 14, 2020 and effective February 24, 2020, among the depository, Hamilton Beach Brands Holding Company, the new Participating Stockholder signatories thereto and the Participating Stockholders under the Stockholders’ Agreement, dated as of September 29, 2017.

10.7
Amendment to Stockholders’ Agreement, dated as of December 21, 2020, by and between the Depository, the Issuer, the new Participating Stockholders and the Participating Stockholders is incorporated by reference to Exhibit 19 to the Participating Stockholders’ Schedule 13D/A, filed by the Participating Stockholders on February 12, 2021, Commission File Number 005-90132

10.8
Transfer Restriction Agreement, dated as of September 29, 2017, by and among the Issuer, NACCO and the signatories thereto, is incorporated by reference to Exhibit 2 of Schedule 13D, filed on October 6, 2017.

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

10.13
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

10.16
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

10.17
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

10.18
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

10.19
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

10.20
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

10.21
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

10.22
Amendment No. 7 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as US Borrower), and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower), as Borrowers, dated as of May 15, 2020, is incorporated by reference to Exhibit 10.2 of Hamilton Beach Brands Holding Company's Current Report on Form 10-Q, filed on July 24, 2020.

10.23
Amendment No. 8 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc., as Parent and U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated November 23, 2020.

10.24
The Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan (Effective January  1, 2014) (incorporated herein by reference to Exhibit 10.1 to the NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on May 9, 2014, Commission File Number 1-9172).

10.25*
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

10.27*
Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March  1, 2015) is incorporated herein by reference to Exhibit 10.2 to NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on May 18, 2015, Commission File Number 1-9172.

10.28*
Amendment No. 1 to Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2015), is incorporated by reference to Exhibit 10.31 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.29*
Amendment No. 2 to the Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan, dated as of March 1, 2015, is incorporated by reference to Exhibit 10.2 of Hamilton Beach Brands Holding Company's Current Report on Form 10-Q, filed on October 30, 2018.

10.30*
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

10.34*
Amended and Restated Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, dated as of March 1, 2020, is incorporated by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Current Report on Form 10-Q, filed on July 24, 2020.

10.35*
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

10.39*
Amendment No.1 to The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January  1, 2015) (incorporated herein by reference to Exhibit 10.77 to the NACCO Industries, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Commission File Number 1-9172).

10.40*
Amendment No.2 to The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January 1, 2015), is incorporated by reference to Exhibit 10.33 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.41
Consulting Agreement, dated as of December 14, 2018 between Alfred M. Rankin, Jr. and Hamilton Beach Brands Holding Company, effective January 1, 2019, is incorporated by reference to Exhibit 10.37 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on December 28, 2018.

10.42
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

Hamilton Beach Brands Holding Company
(Registrant)

	Signature	Title	Date
By:	/s/ Michelle O. Mosier	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)	March 22, 2021
Michelle O. Mosier

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Hamilton Beach Brands Holding Company hereby appoints Michelle O. Mosier as the true and lawful attorney or attorney-in-fact, with full power of substitution and revocation, for the undersigned and in the name, place and stead of the undersigned, to sign on behalf of the undersigned as director of Hamilton Beach Brands Holding Company, a Delaware corporation, an Annual Report pursuant to Section 13 of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2020 and to sign any and all amendments to such Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney or attorney-in-fact full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney or attorney-in-fact substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory H. Trepp
Gregory H. Trepp	President and Chief Executive Officer (Principal Executive Officer), Director	March 22, 2021

/s/ Michelle O. Mosier
Michelle O. Mosier	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)	March 22, 2021

/s/ Mark R. Belgya
Mark R. Belgya	Director	March 22, 2021

/s/ J.C. Butler, Jr.
J.C. Butler, Jr.	Director	March 22, 2021

/s/ Paul D. Furlow
Paul D. Furlow	Director	March 22, 2021

Signature	Title	Date

/s/ John P. Jumper
John P. Jumper	Director	March 22, 2021

/s/ Dennis W. LaBarre
Dennis W. LaBarre	Director	March 22, 2021

/s/ Michael S. Miller
Michael S. Miller	Director	March 22, 2021

/s/ Alfred M. Rankin, Jr.
Alfred M. Rankin, Jr.	Director	March 22, 2021

/s/ Thomas T. Rankin
Thomas T. Rankin	Director	March 22, 2021

/s/ James A. Ratner
James A. Ratner	Director	March 22, 2021

/s/ Clara R. Williams
Clara R. Williams	Director	March 22, 2021

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2020

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hamilton Beach Brands Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Beach Brands Holding Company (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 22, 2021 expressed an adverse opinion thereon.

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
March 22, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hamilton Beach Brands Holding Company

Opinion on Internal Control over Financial Reporting

We have audited Hamilton Beach Brands Holding Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Hamilton Beach Brands Holding Company (the Company) has not maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified material weaknesses in internal controls related to (1) the design and operation of review controls at its Mexican subsidiaries over account reconciliations and manual journal entries, (2) the design and operation of transaction level controls at its Mexican subsidiaries over authorizations for spending with vendors, adjusting product costs and selling prices, new customer setup and accounting for price concessions with customers, and (3) the design and operation of controls over the company’s income tax accounting process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated March 22, 2021, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Cleveland, Ohio
March 22, 2021

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2020	2019	2018
	(In thousands, except per share data)
Revenue	$603,713	$611,786	$630,082
Cost of sales	465,059	483,234	491,030
Gross profit	138,654	128,552	139,052
Selling, general and administrative expenses	99,990	100,381	104,121
Amortization of intangible assets	1,249	1,377	1,381
Operating profit (loss)	37,415	26,794	33,550
Interest expense, net	1,998	2,975	2,916
Other expense (income), net	1,685	(358)	149
Income (loss) from continuing operations before income taxes	33,732	24,177	30,485
Income tax expense (benefit)	9,665	9,084	7,426
Net income (loss) from continuing operations	24,067	15,093	23,059
Income (loss) from discontinued operations, net of tax	22,191	(28,600)	(5,361)
Net income (loss)	$46,258	$(13,507)	$17,698

Basic earnings (loss) per share:
Continuing operations	$1.76	$1.10	$1.68
Discontinued operations	1.62	(2.09)	(0.39)
Basic earnings (loss) per share	$3.39	$(0.99)	$1.29

Diluted earnings (loss) per share:
Continuing operations	$1.76	$1.10	$1.68
Discontinued operations	1.62	(2.09)	(0.39)
Diluted earnings (loss) per share	$3.37	$(0.99)	$1.29

Basic weighted average shares outstanding	13,657	13,690	13,699
Diluted weighted average shares outstanding	13,712	13,726	13,731
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2020	2019	2018
	(In thousands)
Net income (loss)	$46,258	$(13,507)	$17,698
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,481	510	(73)
Loss on long-term intra-entity foreign currency transactions	(3,035)	(79)	(1,006)
Cash flow hedging activity	(540)	(1,569)	100
Reclassification of hedging activities into earnings	(463)	349	153
Pension plan adjustment	630	1,410	(1,920)
Reclassification of pension adjustments into earnings	583	348	556
Total other comprehensive income (loss), net of tax	$(1,344)	$969	$(2,190)
Comprehensive income (loss)	$44,914	$(12,538)	$15,508
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2020	2019
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$2,415	$2,142
Trade receivables, net	144,797	108,381
Inventory	173,962	109,806
Prepaid expenses and other current assets	15,118	11,345
Current assets of discontinued operations	—	5,383
Total current assets	336,292	237,057
Property, plant and equipment, net	23,490	22,324
Goodwill	6,253	6,253
Other intangible assets, net	1,892	3,141
Deferred income taxes	6,965	6,248
Deferred costs	13,449	10,941
Other non-current assets	2,827	2,085
Non-current assets of discontinued operations	—	614
Total assets	$391,168	$288,663
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$152,054	$111,348
Accounts payable to NACCO Industries, Inc.	505	496
Revolving credit agreements	—	23,497
Accrued compensation	15,981	15,027
Accrued product returns	6,853	8,697
Other current liabilities	23,677	12,534
Current liabilities of discontinued operations	—	29,723
Total current liabilities	199,070	201,322
Revolving credit agreements	98,360	35,000
Other long-term liabilities	13,633	16,075
Total liabilities	311,063	252,397
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—
Class A Common stock, par value $0.01 per share; 10,006 and 9,805 shares issued as of December 31, 2020 and 2019, respectively	100	98
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis; 4,045 and 4,076 shares issued as of December 31, 2020 and 2019, respectively	41	41
Capital in excess of par value	58,485	54,509
Treasury stock	(5,960)	(5,960)
Retained earnings	44,915	3,710
Accumulated other comprehensive loss	(17,476)	(16,132)
Total stockholders’ equity	80,105	36,266
Total liabilities and stockholders' equity	$391,168	$288,663
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2020	2019	2018
	(In thousands)
Operating activities
Net income (loss) from continuing operations	$24,067	$15,093	$23,059
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	3,907	4,002	4,277
Deferred income taxes	(1,431)	1,487	5,474
Stock compensation expense	3,978	2,797	3,618
Other	2,055	616	837
Net changes in operating assets and liabilities:
Affiliate payable	9	(1,920)	(5,300)
Trade receivables	(41,314)	(22,769)	18,529
Inventory	(65,808)	13,674	(12,255)
Other assets	(550)	1,127	(4,586)
Accounts payable	40,215	(7,043)	(7,719)
Other liabilities	6,938	(6,842)	(7,979)
Net cash provided by (used for) operating activities from continuing operations	(27,934)	222	17,955
Investing activities
Expenditures for property, plant and equipment	(3,312)	(4,122)	(7,759)
Other	(500)	—	—
Net cash provided by (used for) investing activities from continuing operations	(3,812)	(4,122)	(7,759)
Financing activities
Net additions (reductions) to revolving credit agreements	39,761	11,873	(4,597)
Purchase of treasury stock	—	(5,960)	—
Cash dividends paid	(5,053)	(4,851)	(4,658)
Financing fees paid	(528)	—	—
Net cash provided by (used for) financing activities from continuing operations	34,180	1,062	(9,255)
Cash flows from discontinued operations
Net cash provided by (used for) operating activities from discontinued operations	(6,193)	3,953	(5,499)
Net cash provided by (used for) investing activities from discontinued operations	6	585	(305)
Net cash provided by (used for) financing activities from discontinued operations	—	(103)	—
Cash provided by (used for) discontinued operations	(6,187)	4,435	(5,804)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	25	(785)	309
Cash, cash equivalents and restricted cash
Increase (decrease) for the period from continuing operations	2,459	(3,623)	1,250
Increase (decrease) for the year from discontinued operations	(6,187)	4,435	(5,804)
Balance at the beginning of the year	7,164	6,352	10,906
Balance at the end of the year	$3,436	$7,164	$6,352

Reconciliation of cash, cash equivalents and restricted cash
Continuing operations:
Cash and cash equivalents	$2,415	$2,142	$4,420
Restricted cash included in prepaid expenses and other current assets	208	—	—
Restricted cash included in other non-current assets	813	—	—
Cash and cash equivalents of discontinued operations	—	5,022	1,932
Total cash, cash equivalents, and restricted cash	$3,436	$7,164	$6,352
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2018	$88	$48	$47,773	$—	$7,860	$(13,743)	$42,026
Net income	—	—	—	—	17,698	—	17,698
Issuance of common stock, net of conversions	5	(4)	323	—	—	—	324
Stock compensation expense	—	—	3,618	—	—	—	3,618
Cash dividends, $0.34 per share	—	—	—	—	(4,658)	—	(4,658)
Reclassification due to adoption of ASU 2018-02	—	—	—	—	1,168	(1,168)	—
Other comprehensive income (loss)	—	—	—	—	—	(2,899)	(2,899)
Reclassification adjustment to net income	—	—	—	—	—	709	709
Balance, December 31, 2018	$93	$44	$51,714	$—	$22,068	$(17,101)	$56,818
Net loss	—	—	—	—	(13,507)	—	(13,507)
Issuance of common stock, net of conversions	5	(3)	(2)	—	—	—	—
Purchase of treasury stock	—	—	—	(5,960)	—	—	(5,960)
Stock compensation expense	—	—	2,797	—	—	—	2,797
Cash dividends, $0.355 per share	—	—	—	—	(4,851)	—	(4,851)
Other comprehensive income (loss)	—	—	—	—	—	272	272
Reclassification adjustment to net income (loss)	—	—	—	—	—	697	697
Balance, December 31, 2019	$98	$41	$54,509	$(5,960)	$3,710	$(16,132)	$36,266
Net income	—	—	—	—	46,258	—	46,258
Issuance of common stock, net of conversions	2	—	(2)	—	—	—	—
Stock compensation expense	—	—	3,978	—	—	—	3,978
Cash dividends, $0.37 per share	—	—	—	—	(5,053)	—	(5,053)
Other comprehensive income (loss)	—	—	—	—	—	(1,464)	(1,464)
Reclassification adjustment to net income (loss)	—	—	—	—	—	120	120
Balance, December 31, 2020	$100	$41	$58,485	$(5,960)	$44,915	$(17,476)	$80,105
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

The Company also previously operated through its other wholly-owned subsidiary, The Kitchen Collection, LLC ("KC"), which is reported as discontinued operations in all periods presented herein. KC completed its dissolution on April 3, 2020 with a pro-rata distribution of its remaining assets to creditors, at which time the KC legal entity ceased to exist. See Note 2 for further information on discontinued operations.

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

Prior Period Restatement

During the quarter ended March 31, 2020, the Company discovered certain accounting irregularities at its Mexican subsidiaries. As a result of the investigation performed, the Company, along with the Audit Review Committee and its third party experts, concluded that certain former employees of one of the Company’s Mexican subsidiaries engaged in unauthorized transactions with the Company’s Mexican subsidiaries that resulted in expenditures being deferred on the balance sheet beyond the period for which the costs pertained. The Company recorded a non-cash write-off for certain amounts included in the Company’s historical consolidated financial statements in trade receivables and prepaid expenses and other current assets, among other corrections, related to these transactions, and restated its consolidated financial statements as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018, and 2017 and each of the quarters during the years ended December 31, 2019 and 2018. The restatement also included corrections for other errors identified as immaterial, individually and in the aggregate, to our consolidated financial statements. All amounts included herein reflect the restated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Segment Information

As of December 31, 2020, HBB is the Company’s single reportable operating segment. This is supported by the operational structure of HBB which is designed and managed to share resources across the entire suite of products offered by the business. Such resources include research and development, product design, marketing, operations, and administrative functions. The Company's chief operating decision maker does not regularly review financial information for individual product categories, sales channels, or geographic regions that would allow decisions to be made about allocation of resources or performance. Since the Company operates in one reportable segment, all required financial segment information can be found in the consolidated financial statements.

Discontinued Operations

A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity's operations and financial results. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2019. There are no assets and liabilities of discontinued operations as of December 31, 2020. KC’s cash flows are reflected as cash flows from discontinued operations within the Company’s Consolidated Statements of Cash Flows for each period presented.

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
HBB maintains significant trade receivables balances with several large retail customers. At December 31, 2020 and 2019, receivables from HBB’s five largest customers represented 66% and 69%, respectively, of HBB's net trade receivables. HBB’s significant credit concentration is uncollateralized; however, historically, minimal credit losses have been incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Transfer of Financial Assets

HBB has entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. HBB utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, HBB receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer.  Under this arrangement, HBB derecognized $162.4 million, $162.7 million, and $165.4 million of trade receivables during 2020, 2019 and 2018, respectively.  The losses incurred on sold receivables in the consolidated results of operations for the years ended December 31, 2020, 2019, and 2018 were not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. Adjustments to the carrying value are recorded for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

Assets Held for Sale

We classify assets and liabilities as held for sale (disposal group) when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When we classify a disposal group as held for sale, we test for impairment. An impairment charge, up to the carrying value of the disposal group, is recognized when the carrying value of the disposal group exceeds the estimated fair value, less costs to sell. We also cease depreciation and amortization for assets classified as held for sale.

During the fourth quarter of 2020, we committed to a plan to sell our Brazilian subsidiary and determined that we met all of the criteria to classify the assets and liabilities of this business as held for sale. We expect the divestiture to occur during the fiscal year ended December 31, 2021. The carrying amounts of the major classes of assets that were classified as held for sale are as follows: $2.6 million of Trade receivables, net, and $0.8 million of Inventory. As of December 31, 2020, the total of these amounts are included in the Prepaid expenses and other current assets line item on the Consolidated Balance Sheet. The carrying value of disposal group approximates the fair value, which we determined based on the expected sales price. In addition, the disposal group had $2.3 million of accumulated other comprehensive losses at December 31, 2020, which will be recognized in net income in 2021 upon deconsolidation.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of all acquisitions over the estimated fair value of the net assets acquired. Goodwill is not amortized but evaluated at least annually for impairment. The Company conducts its annual test for impairment as of October 1 of each year and it may be conducted more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists.  Using a qualitative assessment in the current year, the Company determined that it was more-likely-than-not that the goodwill was not impaired and a quantitative test for impairment was not required.

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

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenue. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promised good or service that is distinct. The Company has elected to account for shipping and handling activities performed after a customer obtains control of the goods as activities to fulfill the promise to transfer the goods, and therefore these activities are not assessed as a separate service to customers. The amount of revenue recognized varies primarily with changes in returns. In addition, the Company offers price concessions to our customers for incentive offerings, special pricing agreements, price competition, promotions or other volume-based arrangements. We determine whether price concessions offered to our customers are a reduction of the transaction price and revenue or are advertising expense, depending on whether we receive a distinct good or service from our customers and, if so, whether we can reasonably estimate the fair value of that distinct good or service. We evaluated such agreements with our customers and determined they should be accounted for as variable consideration.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Product Development Costs

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs, included in selling, general and administrative expenses, amounted to $10.0 million, $12.1 million, and $11.0 million in 2020, 2019, and 2018, respectively.

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

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon LIBOR (London Interbank Offered Rate). For cash flow hedges, the Company formally assesses, both at inception and on a quarterly basis thereafter, whether the designated derivative instrument is highly effective in offsetting changes in cash flows of the hedged item. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in AOCI. Deferred gains or losses are reclassified from AOCI to the Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense, net. The Company discontinues hedge accounting prospectively when the derivative is not highly effective as a hedge, the underlying hedged transaction is no longer probable, or the hedging instrument expires, is sold, terminated or exercised.

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

Stock Compensation

Pursuant to the Executive Long-Term Equity Incentive Plan (the "Executive Plan") established in September 2017, and amended and restated in March 2020, the Company grants stock of Class A Common, subject to transfer restrictions, as a means of retaining and rewarding selected employees for long-term performance. Shares awarded under the Executive Plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends after three, five or ten years from the award date or at the earliest of (i) three years after the participant's retirement date, or (ii) the participant's death or permanent disability. The Company issued 94,898, 118,688, and 5,512 shares of stock of Class A Common in the years ended December 31, 2020, 2019, and 2018, respectively. After the issuance of these shares, there were 430,902 shares of Class A common stock available for issuance under this plan. Stock compensation expense related to the Executive Plan was $2.9 million, $1.6 million, and $2.7 million for the years ended December 31, 2020, 2019, and 2018, respectively, and was based on the fair value of Class A Common on the grant date.

The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the annual retainer for each non-employee director is paid in transfer-restricted shares of Class A common stock. For the year ended December 31, 2020, $100,000 ($150,000 for the Chairman) of the non-employee director's annual retainer of $162,000 ($250,000 for the Chairman) was paid in transfer-restricted shares of Class A common stock. For the year ended December 31, 2019, $95,000 ($150,000 for the Chairman) of the non-employee director's annual retainer of $155,000 ($250,000 for the Chairman) was paid in transfer-restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the transfer restriction period ends at the earliest of (i) ten years after the Quarter Date with respect to which such Required Shares were issued or transferred, (ii) the date of the director's death or date the director terminates service as a director due to permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date the director has both retired from the Board of Directors and has reached age 70. Pursuant to this plan, the Company issued 74,337 and 50,237, and 33,822 shares in the years ended December 31, 2020, 2019 and 2018, respectively. In addition to the mandatory retainer fee received in transfer-restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 2,343 in 2020. No shares were issued under voluntary elections in 2019. After the issuance of these shares, there were 41,604 shares of Class A common stock available for issuance under this plan. Stock compensation expense related to these awards was $1.1 million, $1.2 million, and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Stock compensation expense represents fair value based on the market price of the shares of Class A common stock on the grant date.

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

KC’s operating results are reflected as discontinued operations for all periods presented. The major line items constituting the income (loss) from discontinued operations, net of tax are as follows:

	Year Ended December 31
	2020	2019	2018
	(In thousands)
Revenue	$631	$100,860	$113,469
Cost of sales	—	62,927	61,972
Gross profit	631	37,933	51,497
Selling, general and administrative expenses	1,346	54,047	58,035
Adjustment of lease termination liability (1)	(16,457)	15,186	—
Adjustment of other current liabilities(2)	(6,608)	—	—
Operating profit (loss)	22,350	(31,300)	(6,538)
Interest expense	—	583	361
Other expense, net	88	26	33
Income (loss) from discontinued operations before income taxes	22,262	(31,909)	(6,932)
Income tax expense (benefit)	71	(3,309)	(1,571)
Income (loss) from discontinued operations, net of tax	$22,191	$(28,600)	$(5,361)

(1)    For the year ended December 31, 2020, represents an adjustment to the lease termination obligation based on the final distribution of KC's remaining assets on April 3, 2020.
(2)    Represents an adjustment to the carrying value of substantially all of the other current liabilities based on the final distribution of KC's remaining assets on April 3, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Due to the dissolution of KC, there were no assets or liabilities associated with KC as of December 31, 2020. The major classes of assets and liabilities included as part of discontinued operations as of December 31, 2019 are as follows:

December 31
2019
(In thousands)
Assets
Cash and cash equivalents	$5,022
Prepaid expenses and other current assets	361
Current assets of discontinued operations	$5,383

Deferred income taxes	614
Non-current assets of discontinued operations	$614

Liabilities
Accounts payable	$4,594
Lease termination liability	17,248
Other current liabilities	7,881
Current liabilities of discontinued operations	$29,723

Neither Hamilton Beach Brands Holding Company nor HBB has guaranteed any obligations of KC.

NOTE 3 - Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2020	2019
Land	$226	$226
Furniture and fixtures	10,957	10,169
Building and improvements	10,145	10,116
Machinery and equipment	33,601	32,761
Internal-use capitalized software	15,582	2,902
Construction in progress, including internal-use capitalized software not yet in service	1,214	11,685
Property, plant and equipment, at cost	71,725	67,859
Less allowances for depreciation and amortization	48,235	45,535
	$23,490	$22,324

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 4 - Intangible Assets
Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2020
Customer relationships	$5,760	$(5,760)	$—
Trademarks	3,100	(1,208)	1,892
Other intangibles	1,240	(1,240)	—
	$10,100	$(8,208)	$1,892

Balance at December 31, 2019
Customer relationships	$5,760	$(4,840)	$920
Trademarks	3,100	(1,008)	2,092
Other intangibles	1,240	(1,111)	129
	$10,100	$(6,959)	$3,141
Amortization expense for intangible assets was $1.2 million in 2020, and $1.4 million in 2019 and 2018.

Expected annual amortization expense of intangible assets for the next five years is $0.2 million. The weighted average amortization period for intangible assets is approximately 8.9 years.

NOTE 5 - Current and Long-Term Financing

Financing arrangements exist at the subsidiary level. Hamilton Beach Brands Holding Company has not guaranteed any borrowings of its subsidiaries.

The following table summarizes HBB's available and outstanding borrowings:

	December 31
	2020	2019
Total outstanding borrowings for continuing operations:
Revolving credit agreements	$98,360	$58,305
Book overdrafts	—	192
Total outstanding borrowings	$98,360	$58,497

Current portion of borrowings outstanding	$—	$23,497
Long-term portion of borrowings outstanding	98,360	35,000
	$98,360	$58,497

Total available borrowings, net of limitations, under revolving credit agreements	$123,277	$114,366

Unused revolving credit agreements	$24,917	$56,061

Weighted average stated interest rate on total borrowings	2.51%	4.16%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements)	2.88%	3.82%
Including swap settlements, interest paid on total debt was $2.1 million, $3.1 million, and $3.1 million during 2020, 2019, and 2018, respectively. Interest capitalized was $0.3 million in 2020, $0.4 million in 2019 and $0.3 million in 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

On November 23, 2020, HBB entered into Amendment No. 8 to Amended and Restated Credit Agreement. The Agreement amended and restated the Credit Agreement in its entirety and extended the term of HBB's credit facility to June 30, 2025, increased the credit facility from $115.0 million to $125.0 million, amended the pricing grid and provided for an accordion feature to increase the facility by an additional $25 million upon HBB's request, subject to Lender consent. The Company expects to continue to borrow against the facility and make voluntary repayments within the next twelve months. As a result of the amendment, repayment of the credit facility is due on June 30, 2025, therefore all borrowings are classified as long term debt as of December 31, 2020. The obligations under the HBB Facility are secured by substantially all of HBB's assets.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR, or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2020, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.0% and 1.75%, respectively. The applicable margins, effective December 31, 2020, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 1.75%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $25.0 million at December 31, 2020 at an average fixed interest rate of 1.7%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Under Amendment No. 8 to the HBB Facility, dividends to Hamilton Beach Holding are not to exceed $6.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $15.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the 30 days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2020, HBB was in compliance with all financial covenants in the HBB Facility.

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

Other Fair Value Measurement Disclosures

The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements, including book overdrafts, which approximate book value, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. The fair value of assets held for sale, classified as Level 3, were determined using a market approach based on market participant inputs.

There were no transfers into or out of Levels 1 or 2 during the years ended December 31, 2020 and 2019. There was one transfer into Level 3 related to the $3.4 million of assets held for sale during the year ended December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 7 - Derivative Financial Instruments
Foreign Currency Derivatives
HBB held forward foreign currency exchange contracts with total notional amounts of $12.3 million and $13.2 million at December 31, 2020, and 2019, respectively, denominated primarily in Canadian dollars and Mexican pesos. The fair value of these contracts approximated a payable of $0.5 million at December 31, 2020 and a payable of $0.3 million at December 31, 2019.
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
The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements for HBB at December 31 in millions:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2020	2019	2020	2019	December 31, 2020
Interest rate swaps	$—	$20.0	—%	1.4%	n/a
Interest rate swaps	$25.0	$15.0	1.7%	1.6%	Extending to January 2024
Delayed start interest rate swaps	$—	$10.0	—%	1.7%	n/a
The fair value of HBB's interest rate swap agreements was a payable of $1.2 million at December 31, 2020 and a payable of $0.1 million at December 31, 2019. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in AOCI. The interest rate swap agreements held by HBB on December 31, 2020 are expected to continue to be effective as hedges.
The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2020	2019	Balance sheet location	2020	2019
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$—	$—	Other current liabilities	$380	$21
Long-term	Other non-current assets	—	—	Other long-term liabilities	779	61
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	—	—	Other current liabilities	518	308
Total derivatives		$—	$—		$1,677	$390

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

Future minimum operating lease payments at December 31, 2020 are:

Operating Leases
2021	$7,081
2022	6,738
2023	6,405
2024	6,355
2025	6,395
Subsequent to 2025	44,117
Total minimum lease payments	$77,091

Rental expense from continuing operations net of sublease rental income for all operating leases, is reported in selling, general and administrative expenses and was $6.2 million in 2020 and $5.6 million in 2019 and 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table sets forth the Company's authorized capital stock information:

	December 31
	2020	2019
	(In thousands)
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000
Preferred stock outstanding	—	—
Class A Common stock, par value $0.01 per share
Class A Common stock authorized	70,000	70,000
Class A Common issued(1)(2)	10,006	9,805
Treasury Stock	365	365
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis
Class B Common stock authorized	30,000	30,000
Class B Common issued(1)	4,045	4,076
(1)    Class B Common converted to Class A Common were 31 shares during 2020 and 345 shares 2019.
(2)     The Company issued Class A Common shares of 170 during 2020 and 169 during 2019 related to the Company's stock compensation plan.

Stock Repurchase Program

In May 2018, the Company approved a stock repurchase program for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2019. On November 5, 2019, the Company's Board adopted a new stock repurchase program for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding starting January 1, 2020 and ending December 31, 2021. During the year ended December 31, 2019, the Company repurchased 364,893 shares for an aggregate purchase price of $6.0 million. There were no share repurchases during the years ended December 31, 2020 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total
Balance, January 1, 2018	$(7,573)	$508	$(6,678)	$(13,743)
Reclassification due to adoption of ASU 2018-02	—	118	(1,286)	(1,168)
Other comprehensive income (loss)	(1,162)	174	(2,583)	(3,571)
Reclassification adjustment to net income (loss)	—	213	729	942
Tax effects	83	(134)	490	439
Balance, December 31, 2018	$(8,652)	$879	$(9,328)	$(17,101)
Other comprehensive income (loss)	481	(2,199)	1,882	164
Reclassification adjustment to net income (loss)	—	490	727	1,217
Tax effects	(50)	489	(851)	(412)
Balance, December 31, 2019	$(8,221)	$(341)	$(7,570)	$(16,132)
Other comprehensive income (loss)	(896)	(718)	844	(770)
Reclassification adjustment to net income (loss)	—	(642)	701	59
Tax effects	(658)	357	(332)	(633)
Balance, December 31, 2020	$(9,775)	$(1,344)	$(6,357)	$(17,476)

Earnings per share

The weighted average number of shares of Class A Common and Class B Common outstanding used to calculate basic and diluted earnings (loss) per share were as follows:

	2020	2019	2018
Basic weighted average shares outstanding	13,657	13,690	13,699
Dilutive effect of share-based compensation awards	55	36	32
Diluted weighted average shares outstanding	13,712	13,726	13,731

Basic earnings (loss) per share:
Continuing operations	$1.76	$1.10	$1.68
Discontinued operations	1.62	(2.09)	(0.39)
Basic and diluted earnings (loss) per share	$3.39	$(0.99)	$1.29

Diluted earnings (loss) per share:
Continuing operations	$1.76	$1.10	$1.68
Discontinued operations	1.62	(2.09)	(0.39)
Diluted earnings (loss) per share	$3.37	$(0.99)	$1.29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 10 - Revenue

Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services, which includes an estimate for variable consideration.

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

A description of revenue sources and performance obligations for HBB are as follows:

Consumer and Commercial product revenue
Transactions with both consumer and commercial customers generally originate upon the receipt of a purchase order from the customer, which in some cases are governed by master sales agreements, specifying product(s) that the customer desires. Contracts for product revenue have an original duration of one year or less, and payment terms are generally standard and based on customer creditworthiness. Revenue from product sales is recognized at the point in time when control transfers to the customer, which is either when product is shipped from the Company's facility, or delivered to customers, depending on the shipping terms. The amount of revenue recognized varies primarily with changes in returns. In addition, the Company offers price concessions to our customers for incentive offerings, special pricing agreements, price competition, promotions or other volume-based arrangements. We evaluated such agreements with our customers and determined returns and price concessions should be accounted for as variable consideration.

Consumer product revenue consists of sales of small electric household and specialty housewares appliances to traditional brick and mortar and ecommerce retailers, distributors and directly to the end consumer. A majority of this revenue is in North America.

Commercial product revenue consists of sales of products for restaurants, fast-food chains, bars and hotels. Approximately one-half of our commercial sales are in the U.S. and the other half is in markets across the globe.

License revenue
From time to time, the Company enters into exclusive and non-exclusive licensing agreements which grant the right to use certain of HBB’s intellectual property ("IP") in connection with designing, manufacturing, distributing, advertising, promoting and selling the licensees’ products during the term of the agreement. The IP that is licensed generally consists of trademarks, trade names, patents, trade dress, and/or logos (the “Licensed IP”). In exchange for granting the right to use the Licensed IP, HBB receives a royalty payment, which is a function of (1) the total net sales of products that use the Licensed IP and (2) the royalty percentage that is stated in the licensing agreement. HBB recognizes revenue at the later of when the subsequent sales occur or satisfying the performance obligation (over time).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table presents the HBB's revenue on a disaggregated basis for the year ending:

	Year Ended
	December 31
	2020	2019	2018

Consumer products	$568,685	$559,279	$576,270
Commercial products	30,066	48,028	50,153
Licensing	4,962	4,479	3,659
Total revenues	$603,713	$611,786	$630,082

Walmart Inc. and its global subsidiaries accounted for approximately 35%, 33%, and 33% of HBB’s revenue in 2020, 2019, and 2018, respectively. Amazon.com, Inc. and its subsidiaries accounted for approximately 16%, 14%, and 10% of the HBB's revenue in 2020, 2019, and 2018 respectively. HBB’s five largest customers accounted for approximately 64%, 58%, and 53% of the HBB’s revenue in 2020, 2019, and 2018, respectively.

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

HBB is a defendant in a legal proceeding in which the plaintiff alleges that certain HBB products infringe the plaintiff’s patents. On May 3, 2019, the jury returned its verdict finding that the Company had infringed certain patents of the plaintiff and, as a result, awarded the plaintiff damages in the amount of $3.2 million. The damages award was subsequently reduced to $2.1 million because the Court determined that part of the damages award based on lost profits was speculative. On August 14, 2020, the court entered an order awarding the plaintiff additional sales post-trial and interest on the damages award through July 31, 2020 and continuing interest in a de minimis amount until the judgment is satisfied. Both parties filed a Notice of Appeal with the US Circuit Court of Appeals for the Federal Circuit and oral argument is expected to be in the second quarter of 2021. As of December 31, 2020, the accrual for the contingent loss is $3.1 million. HBB maintains that it does not infringe any valid patent claim and the damages award is not supported by the evidence and continues to vigorously pursue the appeal of the judgment and adverse lower court rulings.

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

At December 31, 2020 and December 31, 2019, HBB had accrued undiscounted obligations of $3.1 million and $4.4 million respectively, for environmental investigation and remediation activities. The reduction in the amount accrued at December 31, 2020 compared to December 31, 2019 is due to a change in the expected type and extent of investigation and remediation activities associated with one of the sites. HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.7 million related to the environmental investigation and remediation at these sites. Additionally, the Company recorded a $1.5 million receivable as of December 31, 2019 related to a probable recovery of environmental investigation and remediation costs associated with one of the sites from a responsible party in exchange for release from all future obligations by that party. As of December 31, 2020, the receivable has been collected and $1.0 million is restricted cash.

NOTE 12 - Income Taxes

The components of income (loss) from continuing operations before income taxes and the income tax expense for the years ended December 31 are as follows:

	2020	2019	2018
Income (loss) from continuing operations before income taxes
Domestic	$31,140	$24,835	$30,835
Foreign	2,592	(658)	(350)
	$33,732	$24,177	$30,485
Income tax expense (benefit) within continuing operations
Current income tax expense (benefit):
Federal	$7,006	$2,966	$(323)
State	1,877	1,106	356
Foreign	2,213	3,525	1,919
Total current	11,096	7,597	1,952
Deferred income tax expense (benefit):
Federal	(924)	856	5,592
State	(325)	1,676	447
Foreign	(182)	(1,045)	(565)
Total deferred	(1,431)	1,487	5,474
	$9,665	$9,084	$7,426

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The Company made no federal income tax payments during 2020 and made payments of $1.9 million and $8.3 million during 2019 and 2018, respectively, to the IRS and to NACCO as a member of the consolidated income tax return for periods prior to spin off. The Company made foreign and state income tax payments of $2.9 million, $3.6 million, and $2.6 million during 2020, 2019, and 2018, respectively. During the same periods, income tax refunds totaled $1.0 million in 2020 and $0.1 million in 2019 and 2018.

A reconciliation of the federal statutory and effective income tax rate for the years ended December 31 is as follows:

	2020		2019		2018
	$	%	$	%	$	%
Income (loss) from continuing operations before income taxes	$33,732		$24,177		$30,485
Statutory taxes at 21%	$7,092	21.0%	$5,077	21.0%	$6,402	21.0%
State and local income taxes	1,136	3.4%	1,031	4.3%	729	2.4%
Valuation allowances	614	1.8%	2,190	9.1%	42	0.1%
Other non-deductible expenses	415	1.2%	253	1.0%	429	1.4%
Credits	(700)	(2.1)%	(1,195)	(4.9)%	(348)	(1.1)%
Loss on Kitchen Collection dissolution	616	1.8%	—	—%	—	—%
Unrecognized tax benefits	708	2.1%	2,719	11.2%	1,427	4.7%
Other, net	(216)	(0.6)%	(991)	(4.1)%	(1,255)	(4.1)%
Income tax provision	$9,665	28.7%	$9,084	37.6%	$7,426	24.4%

A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2020	2019
Deferred tax assets
Tax carryforwards	$3,002	$2,867
Inventory	2,114	316
Accrued expenses and reserves	4,436	5,896
Other employee benefits	4,700	1,500
Other	2,374	1,412
Total deferred tax assets	16,626	11,991
Less: Valuation allowances	(2,102)	(1,069)
	14,524	10,922
Deferred tax liabilities
Inventory	1,099	—
Accrued pension benefits	3,262	2,623
Depreciation and amortization	3,198	2,051
Total deferred tax liabilities	7,559	4,674
Net deferred tax asset	$6,965	$6,248

As of December 31, 2020 and 2019, respectively, HBB maintained valuation allowances with respect to certain deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions that HBB believes are not likely to be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2020
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$3,002	$1,363	2021 - Indefinite

	December 31, 2019
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$2,867	$987	2020 - Indefinite
Based upon the review of historical earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances are appropriate and does not expect to release valuation allowances within the next twelve months that would have a significant effect on the Company’s financial position or results of operations.
As of December 31, 2020, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $15.6 million. The Company has recorded the tax impact for the unremitted earnings as allowed under the Tax Cuts and Jobs Act (the "Tax Act"), a portion of which is classified in other long-term liabilities as the Company has elected to make payments over eight years. The Company continues to conclude all material entities’ foreign earnings will be indefinitely reinvested in its foreign operations and will remain offshore in order to meet the capital and business needs outside of the U.S. As a result, the Company does not provide a deferred tax liability with respect to the cumulative unremitted earnings. It is not practicable to determine the deferred tax liability associated with these undistributed earnings due to the availability of foreign tax credits. The Company made an accounting policy election to account for the global intangible low-tax income as a current period expense when incurred. The Company recognizes any tax impacts of global intangible low-taxed income (GILTI) as period costs similar to other special deductions, and not as deferred taxes for basis differences.
The following is a reconciliation of the Company's total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2020, 2019, and 2018. Approximately $4.0 million, $3.0 million, and $1.4 million of these gross amounts as of December 31, 2020, 2019, and 2018, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2020	2019	2018
Balance at January 1	$4,266	$1,576	$881
Additions (reductions) based on tax positions related to prior years	(116)	97	91
Additions based on tax positions related to the current year	130	2,593	1,110
Reductions for lapse of statute of limitations	(166)	—	—
Reductions due to settlements with taxing authorities	—	—	(506)
Balance at December 31	$4,114	$4,266	$1,576

The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized expense of $0.7 million and $0.1 million related to interest and penalties as of December 31, 2020 and 2019, respectively. The total amount of interest and penalties accrued was $0.7 million and $0.1 million as of December 31, 2020 and 2019, respectively. It is reasonably possible within the next 12 months there could be a change in unrecognized tax benefits related to the restatement which is expected to have an approximate $4.7 million effect on the Company's cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of NACCO's 2013-2016 U.S. federal tax returns is ongoing, and exam years from 2017 onwards remain open for federal tax returns. The Company is generally open for examination of state and foreign jurisdictions for the tax year 2016 and beyond. In addition, the Company does not have any material taxing jurisdictions in which the statute of limitations has been extended beyond the applicable time frame allowed by law.

NOTE 13 - Retirement Benefit Plans

Defined Benefit Plans

The Company maintains two defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. The Company's U.S. plan was frozen, effective December 31, 1996, for participation and benefit accrual purposes (except cash balance interest credits required by law). Similarly, the Company’s non-U.S. plan was frozen, effective December 31, 2008.
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2020	2019	2018
U.S. Plan
Discount rate for pension benefit obligation	1.87%	2.88%	4.00%
Discount rate for net periodic benefit (income) expense	2.88%	4.00%	3.30%
Expected long-term rate of return on assets for net periodic pension (income) expense	7.50%	7.50%	7.50%
Non-U.S. Plan
Discount rate for pension benefit obligation	2.38%	2.96%	3.50%
Discount rate for net periodic benefit (income) expense	2.96%	3.50%	3.50%
Expected long-term rate of return on assets for net periodic pension (income) expense	5.00%	5.50%	5.50%
Set forth below is a detail of the net periodic pension (income) expense, included in other expense (income), net for the defined benefit plans for the years ended December 31:

	2020	2019	2018
U.S. Plan
Interest cost	$527	$727	$681
Expected return on plan assets	(2,011)	(1,987)	(2,047)
Amortization of actuarial loss	631	561	623
Net periodic pension (income) expense	$(853)	$(699)	$(743)

Non-U.S. Plan
Interest cost	$128	$144	$142
Expected return on plan assets	(253)	(263)	(286)
Amortization of actuarial loss	70	72	200
Net periodic pension (income) expense	$(55)	$(47)	$56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Set forth below is the detail of other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) for the years ended December 31:

	2020	2019	2018
U.S. Plan
Current year actuarial loss (gain)	$(1,080)	$(1,727)	$2,347
Amortization of actuarial loss	(631)	(561)	(623)
Total recognized in other comprehensive loss (income)	$(1,711)	$(2,288)	$1,724
Non-U.S. Plan
Current year actuarial loss	$236	$(155)	$236
Amortization of actuarial loss	(70)	(72)	(200)
Total recognized in other comprehensive loss (income)	$166	$(227)	$36

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2020		2019
	U.S. Plan	Non-U.S. Plan	U.S. Plan	Non-U.S. Plan
Change in benefit obligation
Projected benefit obligation at beginning of year	$19,374	$4,570	$19,131	$4,084
Interest cost	527	128	727	144
Actuarial (gain) loss	972	399	1,266	311
Benefits paid	(1,895)	(205)	(1,750)	(182)
Foreign currency exchange rate changes	—	108	—	213
Projected benefit obligation at end of year	$18,978	$5,000	$19,374	$4,570
Accumulated benefit obligation at end of year	$18,978	$5,000	$19,374	$4,570
Change in plan assets
Fair value of plan assets at beginning of year	$28,900	$5,350	$25,671	$4,744
Actual return on plan assets	4,065	428	4,979	726
Benefits paid	(1,895)	(205)	(1,750)	(182)
Foreign currency exchange rate changes	—	(76)	—	62
Fair value of plan assets at end of year	$31,070	$5,497	$28,900	$5,350
Funded status at end of year	$12,092	$497	$9,526	$780
Amounts recognized in the balance sheets consist of:
Non-current assets	$12,092	$497	$9,526	$780
Components of accumulated other comprehensive loss consist of:
Actuarial loss	$(7,429)	$(1,224)	$(9,140)	$(1,058)
Deferred taxes	1,901	395	2,280	348
	$(5,528)	$(829)	$(6,860)	$(710)
The actuarial loss included in accumulated other comprehensive loss expected to be recognized in net periodic pension (income) expense in 2021 is $0.7 million.

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
The Company's policy is to make contributions to fund its pension plans within the range allowed by applicable regulations. The Company does not expect to contribute to its U.S. and non-U.S. pension plans in 2021.
Pension benefit payments are made from assets of the pension plans.
Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plan	Non-U.S. Plan
2021	$1,879	$236
2022	1,860	240
2023	1,713	237
2024	1,553	246
2025	1,461	254
2026 - 2029	5,606	1,327
	$14,072	$2,540
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
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at December 31:

	2020 Actual Allocation	2019 Actual Allocation	Target Allocation Range
U.S. equity securities	45.5%	45.9%	36.0% - 54.0%
Non-U.S. equity securities	20.3%	20.4%	16.0% - 24.0%
Fixed income securities	33.8%	33.2%	30.0% - 40.0%
Money market	0.4%	0.5%	0.0% - 10.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following is the actual allocation percentage and target allocation percentage for the Non-U.S. pension plan assets at December 31:

	2020 Actual Allocation	2019 Actual Allocation	Target Allocation Range
Canadian equity securities	29.5%	30.2%	25.0% - 35.0%
Non-Canadian equity securities	34.4%	32.3%	25.0% - 35.0%
Fixed income securities	36.1%	37.5%	30.0% - 50.0%
Cash and cash equivalents	—%	—%	0.0% - 5.0%
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

	U.S. Plan		Non-U.S. Plan
	2020	2019	2020	2019
U.S. equity securities	$14,113	$13,255	$1,064	$929
Non-U.S. equity securities	6,321	5,904	2,445	2,412
Fixed income securities	10,510	9,596	1,988	2,009
Money market	126	145	—	—
Total	$31,070	$28,900	$5,497	$5,350

Defined Contribution Plans

HBB maintains a defined contribution (401(k)) plan for substantially all U.S. employees and similar plans for employees outside of the U.S. The Company's U.S. plan provides employer safe harbor contributions based on plan provisions and both defined contribution retirement plans provide for a separate employer contribution. These plans permit additional profit-sharing contributions, determined annually, that are based on a formula that includes (i) the effect of actual operating profit results compared with targeted operating profit results and (ii) the age and/or compensation of the participants. Total costs, including Company contributions, for these plans were $5.1 million in 2020, $5.0 million in 2019 and $5.3 million in 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 14 - Data by Geographic Region
Revenue and property, plant and equipment related to continuing operations outside the U.S., based on customer and asset location, are as follows:

	U.S.	Other	Consolidated
2020
Revenue from unaffiliated customers	$493,573	$110,140	$603,713
Property, plant and equipment, net	$18,021	$5,469	$23,490
2019
Revenue from unaffiliated customers	$463,608	$148,178	$611,786
Property, plant and equipment, net	$16,828	$5,496	$22,324
2018
Revenue from unaffiliated customers	$488,520	$141,562	$630,082
Property, plant and equipment, net	$15,344	$5,498	$20,842
No single country outside of the U.S. comprised 10% or more of HBB's revenue from unaffiliated customers.

NOTE 15 - Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$120,846	$138,297	$110,549	$234,021
Gross profit	$25,040	$35,254	$23,748	$54,612
Operating profit	$503	$10,895	$(2,405)	$28,422

Income (loss) from continuing operations, net of tax	$(1,354)	$8,065	$(2,010)	$19,366
Income (loss) from discontinued operations, net of tax	22,866	(305)	—	(370)
Net income (loss)	$21,512	$7,760	$(2,010)	$18,996

Basic earnings (loss) per share:
Continuing operations	$(0.10)	$0.59	$(0.15)	$1.41
Discontinued operations	1.68	(0.02)	—	(0.03)
Basic earnings (loss) per share	$1.58	$0.57	$(0.15)	$1.39

Diluted earnings (loss) per share:
Continuing operations	$(0.10)	$0.59	$(0.15)	$1.40
Discontinued operations	1.68	(0.02)	—	(0.03)
Diluted earnings (loss) per share	$1.58	$0.57	$(0.15)	$1.37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$126,642	$131,065	$149,508	$204,570
Gross profit	$26,702	$28,507	$30,946	$42,397
Operating profit	$111	$3,185	$4,439	$19,060

Income (loss) from continuing operations, net of tax	$(662)	$1,898	$553	$13,304
Income (loss) from discontinued operations, net of tax	(2,723)	(2,516)	(2,753)	(20,608)
Net income (loss)	$(3,385)	$(618)	$(2,200)	$(7,304)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.05)	$0.14	$0.04	$0.98
Discontinued operations	(0.20)	(0.18)	(0.20)	(1.52)
Basic and diluted earnings (loss) per share	$(0.25)	$(0.04)	$(0.16)	$(0.54)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HAMILTON BEACH BRANDS HOLDING COMPANY
YEAR ENDED DECEMBER 31, 2020, 2019, AND 2018

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe		Balance at End of Period (B)
(In thousands)
2020
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,023	$412	$—	$291	(A)	$1,144
Deferred tax valuation allowances	$7,625	$614	—	$6,137	(C, D)	$2,102
2019
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$713	$309	$—	$(1)	(A)	$1,023
Deferred tax valuation allowances	$1,162	$6,502	$—	$39	(C)	$7,625
2018
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,177	$11	$—	$475	(A)	$713
Deferred tax valuation allowances	$1,968	$—	$—	$806	(C)	$1,162

(A)Write-offs, net of recoveries and foreign exchange rate adjustments.
(B)Balances which are not required to be presented and those which are immaterial have been omitted.
(C)Foreign exchange rate adjustments and utilization of foreign entity losses.
(D)Utilization of Kitchen Collection losses.