Form 10-Q
period 2021-03-31
Hamilton Beach Brands Holding Co
filed 2021-05-05
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at April 30, 2021: 9,845,038
Number of shares of Class B Common Stock outstanding at April 30, 2021: 4,029,355

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MARCH 31 2021	DECEMBER 31 2020	MARCH 31 2020
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$1,375	$2,415	$2,078
Trade receivables, net	107,934	144,797	69,569
Inventory	163,831	173,962	89,986
Prepaid expenses and other current assets	13,770	15,118	16,427
Current assets of discontinued operations	—	—	324
Total current assets	286,910	336,292	178,384
Property, plant and equipment, net	24,252	23,490	22,465
Goodwill	6,253	6,253	6,253
Other intangible assets, net	1,842	1,892	2,818
Deferred income taxes	3,416	6,965	5,128
Deferred costs	13,960	13,449	11,172
Other non-current assets	2,708	2,827	2,150
Total assets	$339,341	$391,168	$228,370
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$102,725	$152,054	$61,578
Accounts payable to NACCO Industries, Inc.	10	505	496
Revolving credit agreements	—	—	34,547
Accrued compensation	10,894	15,981	8,126
Accrued product returns	5,860	6,853	7,536
Other current liabilities	18,465	23,677	14,098
Current liabilities of discontinued operations	—	—	1,099
Total current liabilities	137,954	199,070	127,480
Revolving credit agreements	102,555	98,360	35,000
Other long-term liabilities	16,133	13,633	12,494
Total liabilities	256,642	311,063	174,974
Stockholders' equity
Class A Common stock	102	100	99
Class B Common stock	41	41	41
Capital in excess of par value	59,456	58,485	55,062
Treasury stock	(5,960)	(5,960)	(5,960)
Retained earnings	46,489	44,915	23,996
Accumulated other comprehensive loss	(17,429)	(17,476)	(19,842)
Total stockholders' equity	82,699	80,105	53,396
Total liabilities and stockholders' equity	$339,341	$391,168	$228,370

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2021	2020
	(In thousands, except per share data)
Revenue	$149,249	$120,846
Cost of sales	117,556	95,806
Gross profit	31,693	25,040
Selling, general and administrative expenses	26,379	24,213
Amortization of intangible assets	50	324
Operating profit	5,264	503
Interest expense, net	720	603
Other expense, net	171	1,702
Income (loss) from continuing operations before income taxes	4,373	(1,802)
Income tax expense (benefit)	1,497	(448)
Net income (loss) from continuing operations	2,876	(1,354)
Income from discontinued operations, net of tax	—	22,866
Net income	$2,876	$21,512

Basic and diluted earnings (loss) per share:
Continuing operations	$0.21	$(0.10)
Discontinued operations	—	1.68
Basic and diluted earnings (loss) per share	$0.21	$1.58

Basic weighted average shares outstanding	13,855	13,625
Diluted weighted average shares outstanding	13,874	13,625

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2021	2020
	(In thousands)
Net income	$2,876	$21,512
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	678	1,057
(Loss) gain on long-term intra-entity foreign currency transactions	(1,033)	(4,910)
Cash flow hedging activity	164	(162)
Reclassification of hedging activities into earnings	125	110
Reclassification of pension adjustments into earnings	113	195
Total other comprehensive income (loss), net of tax	47	(3,710)
Comprehensive income	$2,923	$17,802

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2021	2020
	(In thousands)
Operating activities
Net income (loss) from continuing operations	$2,876	$(1,354)
Adjustments to reconcile net income (loss) from continuing operations to net cash used for operating activities:
Depreciation and amortization	896	792
Deferred income taxes	3,702	1,182
Stock compensation expense	1,107	555
Other	405	343
Net changes in operating assets and liabilities:
Affiliate payable	(495)	—
Trade receivables	36,853	34,811
Inventory	9,774	17,047
Other assets	926	(5,637)
Accounts payable	(49,152)	(49,550)
Other liabilities	(8,781)	(8,231)
Net cash provided by (used for) operating activities from continuing operations	(1,889)	(10,042)
Investing activities
Expenditures for property, plant and equipment	(1,746)	(625)
Net cash provided by (used for) investing activities from continuing operations	(1,746)	(625)
Financing activities
Net additions to revolving credit agreements	4,129	11,102
Cash dividends paid	(1,302)	(1,226)
Other financing	(134)	—
Net cash provided by (used for) financing activities from continuing operations	2,693	9,876
Cash flows from discontinued operations
Net cash provided by (used for) operating activities from discontinued operations	—	(4,968)
Net cash provided by (used for) investing activities from discontinued operations	—	6
Net cash provided by (used for) financing activities from discontinued operations	—	—
Cash provided by (used for) discontinued operations	—	(4,962)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(85)	1,376
Cash, cash equivalents and restricted cash
Increase (decrease) for the period from continuing operations	(1,027)	585
Decrease for the period from discontinued operations	—	(4,962)
Balance at the beginning of the period	3,436	7,164
Balance at the end of the period	$2,409	$2,787

Reconciliation of cash, cash equivalents and restricted cash
Continuing operations:
Cash and cash equivalents	$1,375	$2,078
Restricted cash included in prepaid expenses and other current assets	210	186
Restricted cash included in other non-current assets	824	378
Cash and cash equivalents of discontinued operations	—	145
Total cash, cash equivalents, and restricted cash	$2,409	$2,787
See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2021	$100	$41	$58,485	$(5,960)	$44,915	$(17,476)	$80,105
Net income (loss)	—	—	—	—	2,876	—	2,876
Issuance of common stock, net of conversions	2	—	(2)	—	—	—	—
Share-based compensation expense	—	—	973	—	—	—	973
Cash dividends, $0.095 per share	—	—	—	—	(1,302)	—	(1,302)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(191)	(191)
Reclassification adjustment to net income	—	—	—	—	—	238	238
Balance, March 31, 2021	$102	$41	$59,456	$(5,960)	$46,489	$(17,429)	$82,699

Balance, January 1, 2020	$98	$41	$54,509	$(5,960)	$3,710	$(16,132)	$36,266
Net income (loss)	—	—	—	—	21,512	—	21,512
Issuance of common stock, net of conversions	1	—	(1)	—	—	—	—
Share-based compensation expense	—	—	554	—	—	—	554
Cash dividends, $0.09 per share	—	—	—	—	(1,226)	—	(1,226)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(4,015)	(4,015)
Reclassification adjustment to net loss	—	—	—	—	—	305	305
Balance, March 31, 2020	$99	$41	$55,062	$(5,960)	$23,996	$(19,842)	$53,396

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
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

The financial statements have been prepared in accordance with US generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the remainder of the year due to the highly seasonal nature of our primary markets. A majority of revenue and operating profit typically occurs in the second half of the calendar year when sales of our products to retailers and consumers historically increase significantly for the fall holiday-selling season.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The new accounting rules reduce complexity by removing specific exceptions to general principles related to intraperiod tax allocations, ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. The new accounting rules also simplify accounting for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The new accounting rules will be effective for the Company for its year ending December 31, 2022. The Company is currently in the process of evaluating the impact of adoption of the new accounting rules on the Company’s financial condition, results of operations, cash flows and disclosures.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new accounting rules provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this standard can be applied anytime between the first quarter of 2020 and the fourth quarter of 2022. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.

Assets Held for Sale

During the fourth quarter of 2020, the Company committed to a plan to sell our Brazilian subsidiary and determined that we met all of the criteria to classify the assets and liabilities of this business as held for sale. The carrying amounts of the major classes of assets that are classified as held for sale as of March 31, 2021 are as follows: $1.6 million of trade receivables, net, and $0.5 million of inventory. As of March 31, 2021, the total of these amounts are included in the prepaid expenses and other current assets line item on the Consolidated Balance Sheet. The carrying value of the disposal group approximates the fair value, which we determined based on the expected sales price.

In April 2021, the Company made the decision to wind down the Brazilian subsidiary and enter into a licensing agreement with a third party to service the Brazilian market. As a result, we are no longer committed to selling the subsidiary. The carrying amounts of the assets will be reclassified to held and used during the second quarter of 2021. The disposal group had $2.5 million of accumulated other comprehensive losses at March 31, 2021, which will be recognized in net income upon substantial liquidation of the Brazilian subsidiary which we expect to occur in the back half of 2021.

NOTE 2—Discontinued Operations

On October 10, 2019, the Board approved the wind down of KC's retail operations. Accordingly, KC is reported as discontinued operations in all periods presented. KC completed its dissolution on April 3, 2020 with a pro-rata distribution of its remaining assets to creditors, at which time the KC legal entity ceased to exist and was no longer consolidated by the Company. Neither Hamilton Beach Brands Holding Company nor Hamilton Beach Brands, Inc. received a distribution.

KC’s operating results are reflected as discontinued operations for all periods presented. The major line items constituting the income (loss) from discontinued operations, net of tax are as follows:

THREE MONTHS ENDED MARCH 31
2020
Revenue	$631
Cost of sales	—
Gross profit	631
Selling, general and administrative expenses	1,047
Adjustment of lease termination liability(1)	(16,457)
Adjustment of other current liabilities(2)	(6,608)
Operating income	22,649
Income from discontinued operations before income taxes	22,649
Income tax benefit	(217)
Income from discontinued operations, net of tax	$22,866

(1)    Represents an adjustment to the lease termination obligation based on the final distribution of KC's remaining assets on April 3, 2020.

(2)    Represents an adjustment to the carrying value of substantially all of the other current liabilities based on the final distribution of KC's remaining assets on April 3, 2020.

Due to the deconsolidation of KC on April 3, 2020, there are no assets or liabilities associated with KC as of March 31, 2021 and December 31, 2020. The major classes of KC's assets and liabilities included as part of discontinued operations as of March 31, 2020 are as follows:

MARCH 31 2020
Assets
Cash and cash equivalents	$145
Prepaid expenses and other current assets	179
Current assets of discontinued operations	$324

Liabilities
Accounts payable	$63
Lease termination liability	791
Other current liabilities	245
Current liabilities of discontinued operations	$1,099

Neither Hamilton Beach Brands Holding Company nor HBB has guaranteed any obligations of KC.

NOTE 3—Transfer of Financial Assets
The Company has entered into an arrangement with a financial institution to sell certain US trade receivables on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $29.8 million and $36.5 million of trade receivables during the three months ending March 31, 2021 and 2020, respectively, and $162.4 million during the year ending December 31, 2020. The loss incurred on sold receivables in the consolidated results of operations for the three months ended March 31, 2021 and 2020 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows.

NOTE 4—Fair Value Disclosure

The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	MARCH 31 2021	DECEMBER 31 2020	MARCH 31 2020
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$—	$—	$—
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	—	—	767
		$—	$—	$767
Liabilities:
Interest rate swap agreements
Current	Other current liabilities	$333	$380	$362
Long-term	Other long-term liabilities	591	779	818
Foreign currency exchange contracts
Current	Other current liabilities	249	518	—
		$1,173	$1,677	$1,180

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

There were no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2021.

NOTE 5—Stockholders' Equity

Capital Stock

The following table sets forth the Company's authorized capital stock information:

	MARCH 31 2021	DECEMBER 31 2020	MARCH 31 2020
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common stock authorized	70,000	70,000	70,000
Class A Common issued(1)(2)	10,186	10,006	9,917
Treasury Stock	365	365	365
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis
Class B Common stock authorized	30,000	30,000	30,000
Class B Common issued(1)	4,037	4,045	4,074
(1) Class B Common converted to Class A Common were 8 and 3 shares during the three months ending March 31, 2021 and 2020, respectively.

(2) The Company issued Class A Common shares of 172 and 108 during the three months ending March 31, 2021 and 2020, respectively.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

Balance, January 1, 2021	$(9,775)	$(1,344)	$(6,357)	$(17,476)
Other comprehensive income (loss)	(276)	222	—	(54)
Reclassification adjustment to net income (loss)	—	182	156	338
Tax effects	(79)	(115)	(43)	(237)
Balance, March 31, 2021	$(10,130)	$(1,055)	$(6,244)	$(17,429)

Balance, January 1, 2020	$(8,221)	$(341)	$(7,570)	$(16,132)
Other comprehensive income (loss)	(4,985)	(171)	—	(5,156)
Reclassification adjustment to net income (loss)	—	154	239	393
Tax effects	1,132	(35)	(44)	1,053
Balance, March 31, 2020	$(12,074)	$(393)	$(7,375)	$(19,842)

NOTE 6—Revenue

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

The following table sets forth Company's revenue on a disaggregated basis for the three months ended March 31:

	THREE MONTHS ENDED MARCH 31
	2021	2020
Type of good or service:
Consumer products	$139,513	$109,717
Commercial products	8,593	9,918
Licensing	1,143	1,211
Total revenues	$149,249	$120,846

NOTE 7—Contingencies

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

HBB is a defendant in a legal proceeding in which the plaintiff alleges that certain HBB products infringe the plaintiff’s patents. On May 3, 2019, the jury returned its verdict finding that the Company had infringed certain patents of the plaintiff and, as a result, awarded the plaintiff damages in the amount of $3.2 million. On May 2, 2020, the Company’s motion for judgment as a matter of law for non-infringement of certain claims of one of the patents in the case was granted. Since May 2, 2020, the court has also issued orders denying plaintiff’s motion for attorney’s fees and reducing plaintiff’s award. In August 2020, the court entered an order awarding the plaintiff additional sales posttrial and interest on the damages award through July 31, 2020 and continuing interest in a de minimis amount until the judgment is satisfied. As of March 31, 2021, the accrual for the contingent loss is $3.1 million. HBB continues to vigorously pursue the appeal of the judgment and adverse lower court rulings with the US Court of Appeals for the Federal Circuit, as HBB maintains it does not infringe any valid patent claim and the damages award is not supported by the evidence.

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

At March 31, 2021, December 31, 2020, and March 31, 2020, HBB had accrued undiscounted obligations of $3.1 million, $3.1 million and $4.2 million respectively, for environmental investigation and remediation activities. HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.7 million related to the environmental investigation and remediation at these sites.

NOTE 8—Income Taxes

The effective tax rate on income from continuing operations was 34.2% and 24.9% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate was higher for the three months ended March 31, 2021 due to the inclusion of $0.4 million related to interest and penalties on unrecognized tax benefits as a discrete expense item.

NOTE 9—Subsequent Events

On April 9, 2021, the Company entered into Amendment No. 9 to the Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as Parent and U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower (the “Amendment”). Due to the highly seasonal nature of the Company’s primary markets, Amendment No. 8 dated November 23, 2020 provided for increases in advance rates used to determine the borrowing base during periods of the second half of the calendar year. Amendment No. 9 increases the credit facility from $125 million to $140 million for a period of sixty days from its effective date to provide similar flexibility as demand for small kitchen appliances is expected to remain strong in the first half of 2021. The Amendment did not result in any other changes to the terms or due date of the credit facility.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the Company's critical accounting policies, refer to “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 as there have been no material changes from those disclosed in our Annual Report.

RESULTS OF OPERATIONS

The Company’s business is seasonal and a majority of revenue and operating profit typically occurs in the second half of the year when sales of small electric appliances and kitchenware historically increase significantly for the fall holiday-selling season. Additionally, in the fourth quarter of 2019, KC met the requirements to be reported as a discontinued operation. See Note 2, Discontinued Operations for more information.

First Quarter of 2021 Compared with First Quarter of 2020

	THREE MONTHS ENDED MARCH 31
					Increase / (Decrease)
	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Revenue	$149,249	100.0%	$120,846	100.0%	$28,403	23.5%
Cost of sales	117,556	78.8%	95,806	79.3%	21,750	22.7%
Gross profit	31,693	21.2%	25,040	20.7%	6,653	26.6%
Selling, general and administrative expenses	26,379	17.7%	24,213	20.0%	2,166	8.9%
Amortization of intangible assets	50	—%	324	0.3%	(274)	(84.6)%
Operating profit	5,264	3.5%	503	0.4%	4,761	n/m
Interest expense, net	720	0.5%	603	0.5%	117	19.4%
Other expense, net	171	0.1%	1,702	1.4%	(1,531)	(90.0)%
Income (loss) from continuing operations before income taxes	4,373	2.9%	(1,802)	(1.5)%	6,175	n/m
Income tax expense (benefit)	1,497	1.0%	(448)	(0.4)%	1,945	n/m
Net income (loss) from continuing operations	2,876	1.9%	(1,354)	(1.1)%	4,230	n/m
Income from discontinued operations, net of tax	—	n/m	22,866	n/m	(22,866)	n/m
Net income	$2,876		$21,512		$(18,636)

Effective income tax rate on continuing operations	34.2%	24.9%

The following table identifies the components of the change in revenue:

Revenue
2020	$120,846
Increase from:
Unit volume and product mix	26,925
Foreign currency	652
Average sales price	826
2021	$149,249

Revenue - Revenue increased $28.4 million, or 23.5%, due primarily to higher sales volume in the North American consumer market, as we continue to see strong demand for small kitchen appliances in the US, Canadian and Latin American markets. Revenue in the Global Commercial market decreased as compared to prior year as recovery from the pandemic-related demand softness continues. The Company remains focused on ecommerce, as revenue from this channel increased 59% and accounted for 35% of total revenue in the first quarter of 2021 compared to 27% of total revenue in the first quarter of 2020.

Gross profit - Gross profit increased due to the higher sales volume. As a percentage of revenue, gross profit margin increased from 20.7% in the prior year to 21.2% primarily due to customer and product mix.

Selling, general and administrative expenses - Selling, general and administrative expenses increased $2.2 million, driven primarily by an increase in third-party and consulting services fees as well as increased employee-related costs. Included in selling, general and administrative expenses for the first quarter of 2020 is $1.9 million charges to write-off unrealizable assets created as a result of the Mexico unauthorized transactions, offset by a $1.6 million reduction to the accrual for litigation and environmental reserves.

Interest expense - Interest expense increased $0.1 million due to increased average borrowings outstanding under HBB's revolving credit facility.

Other expense, net - For the first quarter of 2021, other expense includes currency losses of $0.4 million compared with currency losses of $1.9 million in 2020. The currency losses arise from the remeasurement of liabilities related to inventory purchases by foreign subsidiaries denominated in US dollars.

Income tax expense (benefit) - The Company recognized an income tax expense of $1.5 million on income from continuing operations before income taxes of $4.4 million, an effective tax rate of 34.2% compared to income tax benefit of $0.5 million on loss from continuing operations before income taxes of $1.8 million in the prior year, an effective tax rate of 24.9%. The effective tax rate was higher for the quarter ended March 31, 2021 due to the inclusion of $0.4 million related to interest and penalties on unrecognized tax benefits as a discrete expense item.

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

HBB maintains a $125.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires on June 30, 2025, therefore all borrowings are classified as long term debt as of March 31, 2021. HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months.

On April 9, 2021, the Company entered into Amendment No. 9 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as Parent and U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower (the “Amendment”). Due to the highly seasonal nature of the Company’s primary markets, Amendment No. 8 dated November 23, 2020 provided for increases in advance rates used to determine the borrowing base during periods of the second half of the calendar year. Amendment No. 9 increases the credit facility from $125 million to $140 million for a period of sixty days from its effective date to provide similar flexibility as demand for small kitchen appliances is expected to remain strong in the first half of 2021.

On April 3, 2020, KC completed its dissolution with a pro-rata distribution of its remaining assets to creditors, at which time the KC legal entity ceased to exist and it was deconsolidated. Neither Hamilton Beach Brands Holding Company nor HBB has guaranteed any obligations of KC.

The following table presents selected cash flow information from continuing operations:

	THREE MONTHS ENDED MARCH 31
	2021	2020
Net cash provided by (used for) operating activities	$(1,889)	$(10,042)
Net cash provided by (used for) investing activities	$(1,746)	$(625)
Net cash provided by (used for) financing activities	$2,693	$9,876
Operating activities - Net cash used for operating activities was $1.9 million compared to $10.0 million in the prior year. As compared to the prior year, the lower net cash used by operating activities was primarily due to higher net income and changes in other assets, which provided a source of cash of $0.9 million in 2021 compared to a use of cash of $5.6 million in 2020.
Investing activities - Net cash used for investing activities increased in 2021 compared to 2020 due to capital spending for the Company's new distribution center lease, which will begin in the third quarter of 2021.
Financing activities - Net cash provided by financing activities was $2.7 million compared to $9.9 million in 2020.  The change is due to a decrease in HBB's net borrowing activity on the revolving credit facility during the first quarter of 2021 as compared to the first quarter of 2020. Borrowings on the revolving credit facility are used to fund net working capital.

Capital Resources

HBB maintains a $125.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires on June 30, 2025. Therefore, all borrowings are classified as long term debt as of March 31, 2021.The Company expects to continue to borrow against the facility and make voluntary repayments within the next twelve months. The obligations under the HBB Facility are secured by substantially all of HBB's assets. At March 31, 2021, the borrowing base under the HBB Facility was $123.3 million and borrowings outstanding were $102.6 million. At March 31, 2021, the excess availability under the HBB Facility was $20.7 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective March 31, 2021, for base rate loans and LIBOR loans denominated in US dollars were 0.0% and 2.00%, respectively. The applicable margins, effective March 31, 2021, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 2.00%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the three months ended March 31, 2021 was 2.77% including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $25.0 million at March 31, 2021 at an average fixed interest rate of 1.66%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Under Amendment No. 8 to the HBB Facility, dividends to Hamilton Beach Holding are not to exceed $6.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $15.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At March 31, 2021, HBB was in compliance with all financial covenants in the HBB Facility.
In December 2015, the Company entered into an arrangement with a financial institution to sell certain US trade receivables on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital. See Note 3 of the unaudited consolidated financial statements.

HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months.

Contractual Obligations, Contingent Liabilities and Commitments
For a summary of the Company's contractual obligations, contingent liabilities and commitments, refer to “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Contingent Liabilities and Commitments” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 as there have been no material changes from those disclosed in our Annual Report.

Off Balance Sheet Arrangements

For a summary of the Company's off balance sheet arrangements, refer to "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Off Balance Sheet Arrangements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 as there have been no material changes from those disclosed in our Annual Report.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include, without limitation: (1) the Company’s ability to ship products to meet the anticipated increase in demand, (2) the Company’s ability to successfully manage the anticipated transportation constraints, (3) the unpredictable nature of the COVID-19 pandemic and its potential impact on our business; (4) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (5) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (6) bankruptcy of or loss of major retail customers or suppliers, (7) changes in costs, including transportation costs, of sourced products, (8) delays in delivery of sourced products, (9) changes in or unavailability of quality or cost effective suppliers, (10) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which HBB buys, operates and/or sells products, (11) the impact of tariffs on customer purchasing patterns, (12) product liability, regulatory actions or other litigation, warranty claims or returns of products, (13) customer acceptance of, changes in costs of, or delays in the development of new products, (14) increased competition, including consolidation within the industry, (15) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB products, (16) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (17) difficulties arising as a result of our implementation, integration or operation of an enterprise resource planning system in the US, (18) our ability to successfully remediate the material weaknesses in our internal control over financial reporting disclosed in Item 9A of the

Annual Report on Form 10-K within the time periods and in the manner currently anticipated, additional material weaknesses or other deficiencies that may arise in the future or our ability to maintain an effective system of internal controls, (19) the Company's ability to effectively plan and manage the relocation to our new distribution center, and (20) other risk factors, including those described in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2020. Furthermore, the situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company’s results of operations, financial condition, liquidity, and stock price increases the longer the virus impacts activity levels in the US and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on its results of operations, financial position, liquidity and stock price. The extent of any impact will depend on the extent of new outbreaks, the extent to which new shutdowns may be needed, the nature of government public health guidelines and the public’s adherence to those guidelines, the impact of government economic relief on the US economy, unemployment levels, the success of businesses reopening fully, the timing for proven treatments and the availability of vaccines for COVID-19, consumer confidence and demand for our products.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its receivables. The fair value of the Company's interest rate swap agreements was a payable of $0.9 million at March 31, 2021. A hypothetical 10% decrease in interest rates would cause a decrease of less than $0.1 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% increase in interest rates would not have a material impact to the Company's interest expense, net of $0.7 million for the three months ended March 31, 2021.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a payable of $0.2 million at March 31, 2021. Assuming a hypothetical 10% weakening of the US dollar at March 31, 2021, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $2.5 million compared with its fair value at March 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, due to the existence of the material weaknesses in our internal control over financial reporting at our Mexican subsidiaries and over income taxes as described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Material Weaknesses in Internal Control over Financial Reporting: A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 due to the material weaknesses as described below.
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

We have concluded that each of these deficiencies constitutes a material weakness in our internal control over financial reporting.

Remediation of Material Weaknesses: We are committed to remediating the control deficiencies that gave rise to the material weaknesses. Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.
Mexican subsidiaries

With oversight from the Audit Review Committee, we have taken significant steps to remediate the internal control deficiencies at our Mexican subsidiaries by redesigning our controls, many of which operated for the first time during the fourth quarter of 2020. Our efforts have consisted primarily of strengthening our organization and designing a suite of controls that address the material weaknesses. Until the remediation actions are fully implemented and the operational effectiveness of related internal controls is validated through testing, the material weaknesses described above will continue to exist.

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

Changes in internal control over financial reporting: During the three months ended March 31, 2021, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
The information required by this Item 1 is set forth in Note 7 "Contingencies" included in our Financial Statements contained in Part I of this Form 10-Q and is hereby incorporated herein by reference to such information.

Item 1A    Risk Factors
No material changes to the risk factors for Hamilton Beach Holding or HBB, from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, except for the following, which should be read in conjunction with the risk factors in such Annual Report on Form 10-K.

Failure to adequately plan and manage the relocation of our distribution center may interrupt our operations and lower our operating income.
HBB has signed a lease agreement and will be relocating to a new US distribution center during the second and third quarter of 2021. The planned move entails risk that could cause delays and cost overruns, such as: reduced shipping capabilities; unforeseen construction or scheduling problems; disruptions in the integration of the new distribution center with our warehouse management system; and unanticipated cost increases. There is also the risk that we will not adequately adjust our business processes or appropriately manage our work force during the transition. Failure to adequately plan and manage the relocation efforts could cause a disruption in our operations and lower our operating income.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

On November 5, 2019, the Company's Board adopted a new stock repurchase program for the purchase of up to $25.0 million of the Company's Class A Common outstanding starting January 1, 2020 and ending December 31, 2021.

There were no share repurchases during the three months ended March 31, 2021 and 2020.

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
10.1
Amendment No. 9 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc., as Parent and U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated April 9, 2021.

10.2	Form of Cashless Exercise Award Agreement for the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*    Numbered in accordance with Item 601 of Regulation S-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hamilton Beach Brands Holding Company (Registrant)
Date:	May 5, 2021	/s/ Michelle O. Mosier
Michelle O. Mosier
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)