Form 10-Q
period 2021-06-30
Hamilton Beach Brands Holding Co
filed 2021-08-04
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at July 30, 2021: 9,869,075
Number of shares of Class B Common Stock outstanding at July 30, 2021: 4,017,885

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	JUNE 30 2021	DECEMBER 31 2020	JUNE 30 2020
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$1,108	$2,415	$1,616
Trade receivables, net	102,898	144,797	85,209
Inventory	151,728	173,962	90,572
Prepaid expenses and other current assets	18,220	15,118	13,358
Total current assets	273,954	336,292	190,755
Property, plant and equipment, net	30,319	23,490	23,064
Goodwill	6,253	6,253	6,253
Other intangible assets, net	1,792	1,892	2,494
Deferred income taxes	3,425	6,965	5,830
Deferred costs	14,192	13,449	11,532
Other non-current assets	3,070	2,827	2,673
Total assets	$333,005	$391,168	$242,601
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$99,353	$152,054	$92,282
Accounts payable to NACCO Industries, Inc.	34	505	496
Revolving credit agreements	—	—	41,785
Accrued compensation	7,666	15,981	11,362
Accrued product returns	6,276	6,853	7,383
Other current liabilities	17,957	23,677	15,242
Total current liabilities	131,286	199,070	168,550
Revolving credit agreements	99,170	98,360	—
Other long-term liabilities	19,461	13,633	12,499
Total liabilities	249,917	311,063	181,049
Stockholders' equity
Class A Common stock	102	100	99
Class B Common stock	41	41	41
Capital in excess of par value	60,881	58,485	56,325
Treasury stock	(5,960)	(5,960)	(5,960)
Retained earnings	45,188	44,915	30,528
Accumulated other comprehensive loss	(17,164)	(17,476)	(19,481)
Total stockholders' equity	83,088	80,105	61,552
Total liabilities and stockholders' equity	$333,005	$391,168	$242,601

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2021	2020	2021	2020
	(In thousands, except per share data)		(In thousands, except per share data)
Revenue	$154,655	$138,297	$303,904	$259,143
Cost of sales	126,272	103,043	243,828	198,849
Gross profit	28,383	35,254	60,076	60,294
Selling, general and administrative expenses	27,447	24,035	53,826	48,248
Amortization of intangible assets	50	324	100	648
Operating profit	886	10,895	6,150	11,398
Interest expense, net	698	366	1,418	969
Other expense (income), net	(224)	(193)	(53)	1,509
Income (loss) from continuing operations before income taxes	412	10,722	4,785	8,920
Income tax expense (benefit)	326	2,657	1,823	2,209
Net income (loss) from continuing operations	86	8,065	2,962	6,711
Income (loss) from discontinued operations, net of tax	—	(305)	—	22,561
Net income (loss)	$86	$7,760	$2,962	$29,272

Basic and diluted earnings (loss) per share:
Continuing operations	$0.01	$0.59	$0.21	$0.49
Discontinued operations	—	(0.02)	—	1.65
Basic and diluted earnings (loss) per share	$0.01	$0.57	$0.21	$2.14

Basic weighted average shares outstanding	13,875	13,644	13,865	13,635
Diluted weighted average shares outstanding	13,887	13,670	13,881	13,657

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Net income (loss)	$86	$7,760	$2,962	$29,272
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(755)	488	(77)	1,545
(Loss) gain on long-term intra-entity foreign currency transactions	1,367	31	334	(4,879)
Cash flow hedging activity	(560)	137	(396)	(25)
Reclassification of hedging activities into earnings	101	(392)	226	(282)
Reclassification of pension adjustments into earnings	112	97	225	292
Total other comprehensive income (loss), net of tax	265	361	312	(3,349)
Comprehensive income	$351	$8,121	$3,274	$25,923

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30
	2021	2020
	(In thousands)
Operating activities
Net income (loss) from continuing operations	$2,962	$6,711
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	1,847	1,486
Deferred income taxes	3,925	1,037
Stock compensation expense	2,532	1,817
Other	(55)	116
Net changes in operating assets and liabilities:
Affiliate payable	(471)	—
Trade receivables	45,150	19,079
Inventory	23,159	17,222
Other assets	(6,824)	(1,462)
Accounts payable	(53,674)	(18,871)
Other liabilities	(10,126)	(5,383)
Net cash provided by (used for) operating activities from continuing operations	8,425	21,752
Investing activities
Expenditures for property, plant and equipment	(7,616)	(1,592)
Other	—	(500)
Net cash provided by (used for) investing activities from continuing operations	(7,616)	(2,092)
Financing activities
Net additions (reductions) to revolving credit agreements	686	(16,692)
Cash dividends paid	(2,689)	(2,454)
Other financing	(163)	—
Net cash provided by (used for) financing activities from continuing operations	(2,166)	(19,146)
Cash flows from discontinued operations
Net cash provided by (used for) operating activities from discontinued operations	—	(6,193)
Net cash provided by (used for) investing activities from discontinued operations	—	6
Net cash provided by (used for) financing activities from discontinued operations	—	—
Cash provided by (used for) discontinued operations	—	(6,187)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	78	1,079
Cash, cash equivalents and restricted cash
Increase (decrease) for the period from continuing operations	(1,279)	1,593
Decrease for the period from discontinued operations	—	(6,187)
Balance at the beginning of the period	3,436	7,164
Balance at the end of the period	$2,157	$2,570

Reconciliation of cash, cash equivalents and restricted cash
Continuing operations:
Cash and cash equivalents	$1,108	$1,616
Restricted cash included in prepaid expenses and other current assets	213	194
Restricted cash included in other non-current assets	836	760
Cash and cash equivalents of discontinued operations	—	—
Total cash, cash equivalents, and restricted cash	$2,157	$2,570
See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2021	$100	$41	$58,485	$(5,960)	$44,915	$(17,476)	$80,105
Net income (loss)	—	—	—	—	2,876	—	2,876
Issuance of common stock, net of conversions	2	—	(2)	—	—	—	—
Share-based compensation expense	—	—	973	—	—	—	973
Cash dividends, $0.095 per share	—	—	—	—	(1,302)	—	(1,302)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(191)	(191)
Reclassification adjustment to net income (loss)	—	—	—	—	—	238	238
Balance, March 31, 2021	102	41	59,456	(5,960)	46,489	(17,429)	82,699
Net income (loss)	—	—	—	—	86	—	86
Share-based compensation expense	—	—	1,425	—	—	—	1,425
Cash dividends, $0.10 per share	—	—	—	—	(1,387)	—	(1,387)
Other comprehensive income (loss), net of tax	—	—	—	—	—	52	52
Reclassification adjustment to net income (loss)	—	—	—	—	—	213	213
Balance, June 30, 2021	$102	$41	$60,881	$(5,960)	$45,188	$(17,164)	$83,088

Balance, January 1, 2020	$98	$41	$54,509	$(5,960)	$3,710	$(16,132)	$36,266
Net income (loss)	—	—	—	—	21,512	—	21,512
Issuance of common stock, net of conversions	1	—	(1)	—	—	—	—
Share-based compensation expense	—	—	554	—	—	—	554
Cash dividends, $0.09 per share	—	—	—	—	(1,226)	—	(1,226)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(4,015)	(4,015)
Reclassification adjustment to net income (loss)	—	—	—	—	—	305	305
Balance, March 31, 2020	99	41	55,062	(5,960)	23,996	(19,842)	53,396
Net income (loss)	—	—	—	—	7,760	—	7,760
Share-based compensation expense	—	—	1,263	—	—	—	1,263
Cash dividends, $0.09 per share	—	—	—	—	(1,228)	—	(1,228)
Other comprehensive income (loss), net of tax	—	—	—	—	—	656	656
Reclassification adjustment to net income (loss)	—	—	—	—	—	(295)	(295)
Balance, June 30, 2020	$99	$41	$56,325	$(5,960)	$30,528	$(19,481)	$61,552

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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

The Company previously also operated through its other wholly-owned subsidiary, The Kitchen Collection, LLC ("KC"), which is reported as discontinued operations in all periods presented herein. KC completed its dissolution on April 3, 2020 with a pro-rata distribution of its remaining assets to creditors, at which time the KC legal entity ceased to exist. See Note 2 for further information on discontinued operations.

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

Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the remainder of the year due to the highly seasonal nature of the Company's primary markets. A majority of revenue and operating profit typically occurs in the second half of the calendar year when sales of products to retailers and consumers historically increase significantly for the fall holiday-selling season.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. For nonpublic entities, the amendments are currently effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is planning to adopt ASU 2016-02 when required and is currently evaluating to what extent ASU 2016-02 will affect the Company's financial position, results of operations, cash flows and related disclosures. The Company expects to record additional assets and corresponding liabilities related to operating leases in the statement of financial position.

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

Assets Held for Sale

During the fourth quarter of 2020, the Company committed to a plan to sell its Brazilian subsidiary and determined that it met all of the criteria to classify the assets and liabilities of this business as held for sale. In April 2021, the Company made the decision to wind down the Brazilian subsidiary and enter into a licensing agreement with a third party to service the Brazilian market. As a result, the Company is no longer committed to selling the subsidiary. The carrying amounts of the assets were reclassified to held and used during the second quarter of 2021. The disposal group had $2.3 million of accumulated other comprehensive losses at June 30, 2021, which will be recognized in net income upon substantial liquidation of the Brazilian subsidiary which is expected to occur in the back half of 2021.

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

KC’s operating results are reflected as discontinued operations for all periods presented. The major line items constituting the income (loss) from discontinued operations, net of tax are as follows:

	THREE MONTHS ENDED JUNE 30	SIX MONTHS ENDED JUNE 30
	2020	2020
Revenue	$—	$631
Cost of sales	—	—
Gross profit	—	631
Selling, general and administrative expenses	299	1,346
Adjustment of lease termination liability(1)	—	(16,457)
Adjustment of other current liabilities(2)	—	(6,608)
Operating income (loss)	(299)	22,350
Other expense, net	88	88
(Loss)/Income from discontinued operations before income taxes	(387)	22,262
Income tax benefit	(82)	(299)
(Loss)/Income from discontinued operations, net of tax	$(305)	$22,561

(1)    Represents an adjustment to the lease termination obligation based on the final distribution of KC's remaining assets on April 3, 2020.

(2)    Represents an adjustment to the carrying value of substantially all of the other current liabilities based on the final distribution of KC's remaining assets on April 3, 2020.

Due to the deconsolidation of KC on April 3, 2020, there are no assets or liabilities associated with KC as of June 30, 2021, December 31, 2020, and June 30, 2020.
Neither Hamilton Beach Brands Holding Company nor HBB has guaranteed any obligations of KC.

NOTE 3—Transfer of Financial Assets
The Company has entered into an arrangement with a financial institution to sell certain US trade receivables on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $36.2 million and $66.0 million of trade receivables during the three and six months ending June 30, 2021, respectively, $38.7 million and $75.2 million of trade receivables during the three and six months ending June 30, 2020, respectively, and $162.4 million during the year ending December 31, 2020. The loss incurred on sold receivables in the consolidated results of operations for the six months ended June 30, 2021 and 2020 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows.

NOTE 4—Fair Value Disclosure

The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	JUNE 30 2021	DECEMBER 31 2020	JUNE 30 2020
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$—	$—	$—
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	47	—	39
		$47	$—	$39
Liabilities:
Interest rate swap agreements
Current	Other current liabilities	$336	$380	$390
Long-term	Other long-term liabilities	1,188	779	948
Foreign currency exchange contracts
Current	Other current liabilities	390	518	—
		$1,914	$1,677	$1,338

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

There were no transfers into or out of Levels 1 or 2 during the three and six months ended June 30, 2021. During the three months ended June 30, 2021, there was one transfer out of Level 3 related to the $2.1 million of assets held for sale.

NOTE 5—Stockholders' Equity

Capital Stock

The following table sets forth the Company's authorized capital stock information:

	JUNE 30 2021	DECEMBER 31 2020	JUNE 30 2020
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common stock authorized	70,000	70,000	70,000
Class A Common issued(1)(2)	10,214	10,006	9,946
Treasury Stock	365	365	365
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis
Class B Common stock authorized	30,000	30,000	30,000
Class B Common issued(1)	4,025	4,045	4,063
(1) Class B Common converted to Class A Common were 12 and 20 shares during the three and six months ending June 30, 2021, respectively, and 10 and 13 shares during the three and six months ending June 30, 2020, respectively.

(2) The Company issued Class A Common shares of 16 and 188 during the three and six months ending June 30, 2021, respectively, and 20 and 128 during the three and six months ending June 30, 2020, respectively.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

Balance, January 1, 2021	$(9,775)	$(1,344)	$(6,357)	$(17,476)
Other comprehensive income (loss)	(276)	222	—	(54)
Reclassification adjustment to net income (loss)	—	182	156	338
Tax effects	(79)	(115)	(43)	(237)
Balance, March 31, 2021	(10,130)	(1,055)	(6,244)	(17,429)
Other comprehensive income (loss)	725	(800)	—	(75)
Reclassification adjustment to net income (loss)	—	145	155	300
Tax effects	(113)	196	(43)	40
Balance, June 30, 2021	$(9,518)	$(1,514)	$(6,132)	$(17,164)

Balance, January 1, 2020	$(8,221)	$(341)	$(7,570)	$(16,132)
Other comprehensive income (loss)	(4,985)	(171)	—	(5,156)
Reclassification adjustment to net income (loss)	—	154	239	393
Tax effects	1,132	(35)	(44)	1,053
Balance, March 31, 2020	(12,074)	(393)	(7,375)	(19,842)
Other comprehensive income (loss)	742	137	—	879
Reclassification adjustment to net income (loss)	—	(489)	140	(349)
Tax effects	(223)	97	(43)	(169)
Balance, June 30, 2020	$(11,555)	$(648)	$(7,278)	$(19,481)

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

A description of revenue sources and performance obligations for HBB are as follows:

Consumer and Commercial product revenue
Transactions with both consumer and commercial customers generally originate upon the receipt of a purchase order from the customer, which in some cases are governed by master sales agreements, specifying product(s) that the customer desires. Contracts for product revenue have an original duration of one year or less, and payment terms are generally standard and based on customer creditworthiness. Revenue from product sales is recognized at the point in time when control transfers to the customer, which is either when product is shipped from the Company's facility, or delivered to customers, depending on the shipping terms. The amount of revenue recognized varies primarily with changes in returns. In addition, the Company offers price concessions to its customers for incentive offerings, special pricing agreements, price competition, promotions or other volume-based arrangements. The Company evaluated such agreements with its customers and determined returns and price concessions should be accounted for as variable consideration.

Consumer product revenue consists of sales of small electric household and specialty housewares appliances to traditional brick and mortar and ecommerce retailers, distributors and directly to the end consumer. A majority of this revenue is in North America.

Commercial product revenue consists of sales of products to restaurants, fast-food chains, bars and hotels. Approximately one-half of commercial sales are in the U.S. and the other half is in markets across the globe.

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

The following table sets forth Company's revenue on a disaggregated basis for the three and six months ended June 30:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2021	2020	2021	2020
Type of good or service:
Consumer products	$142,216	$130,670	$281,729	$240,387
Commercial products	10,990	6,146	19,583	16,064
Licensing	1,449	1,481	2,592	2,692
Total revenues	$154,655	$138,297	$303,904	$259,143

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

HBB is a defendant in a legal proceeding in which the plaintiff alleges that certain HBB products infringe the plaintiff’s patents. On July 21, 2021, the Federal Circuit affirmed the lower court rulings awarding plaintiff damages for infringement of certain patents and denying plaintiff’s request for attorney’s fees. HBB ceased selling products covered by the decision and expects the decision to have no impact on its ability to sell its current line of products. As of June 30, 2021, the accrual for the contingent loss is $3.1 million and is classified in other current liabilities.

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

At June 30, 2021, December 31, 2020, and June 30, 2020, HBB had accrued undiscounted obligations of $3.5 million, $3.1 million and $4.2 million respectively, for environmental investigation and remediation activities. HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.4 million related to the environmental investigation and remediation at these sites.

NOTE 8—Income Taxes

The Company's provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.

During the six months ended June 30, 2021, the Company recorded a total income tax provision of $1.8 million on a pre-tax income of $4.8 million resulting in an effective tax rate of 38.1%. The effective tax rate for this period was primarily impacted by $0.6 million of interest and penalties on unrecognized tax benefits as a discrete expense item. Excluding the impact of the discrete expense, the effective tax rate was 24.8% for the period which is consistent with the effective tax rate during the six months ended June 30, 2020.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the Company's critical accounting policies, refer to “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 as there have been no material changes from those disclosed in the Annual Report.

RESULTS OF OPERATIONS

The Company’s business is seasonal and a majority of revenue and operating profit typically occurs in the second half of the year when sales of small electric appliances and kitchenware historically increase significantly for the fall holiday-selling season. Additionally, in the fourth quarter of 2019, KC met the requirements to be reported as a discontinued operation. On April 3, 2020 KC completed its dissolution. See Note 2, Discontinued Operations for more information.

Second Quarter of 2021 Compared with Second Quarter of 2020

	THREE MONTHS ENDED JUNE 30
					Increase / (Decrease)
	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Revenue	$154,655	100.0%	$138,297	100.0%	$16,358	11.8%
Cost of sales	126,272	81.6%	103,043	74.5%	23,229	22.5%
Gross profit	28,383	18.4%	35,254	25.5%	(6,871)	(19.5)%
Selling, general and administrative expenses	27,447	17.7%	24,035	17.4%	3,412	14.2%
Amortization of intangible assets	50	—%	324	0.2%	(274)	(84.6)%
Operating profit	886	0.6%	10,895	7.9%	(10,009)	(91.9)%
Interest expense, net	698	0.5%	366	0.3%	332	90.7%
Other expense (income), net	(224)	(0.1)%	(193)	(0.1)%	(31)	16.1%
Income (loss) from continuing operations before income taxes	412	0.3%	10,722	7.8%	(10,310)	(96.2)%
Income tax expense (benefit)	326	0.2%	2,657	1.9%	(2,331)	(87.7)%
Net income (loss) from continuing operations	86	0.1%	8,065	5.8%	(7,979)	(98.9)%
Income (loss) from discontinued operations, net of tax	—	n/m	(305)	n/m	305	(100.0)%
Net income (loss)	$86		$7,760		$(7,674)

Effective income tax rate on continuing operations	79.1%	24.8%

The following table identifies the components of the change in revenue:

Revenue
2020	$138,297
Increase (decrease) from:
Unit volume and product mix	14,401
Foreign currency	2,307
Average sales price	(350)
2021	$154,655

Revenue - Revenue increased $16.4 million, or 11.8%, due primarily to higher sales volume in the Latin American, Mexican, and Global Commercial markets compared to prior year as they rebounded from the pandemic-related demand softness. The Company was able to maintain revenue in the US and Canadian consumer markets compared to prior year despite strong sales in the second quarter of 2020, which resulted from pandemic-driven growth.

Gross profit - As a percentage of revenue, gross profit margin decreased from 25.5% in the prior year to 18.4% in the current year due to significantly higher transportation costs as a result of the disruption and congestion in several areas of the Company's supply chain, primarily from China to its distribution facility, causing increased freight and container costs as well as additional carrier storage charges. The Company also experienced increased material costs and higher labor expenses, especially for warehouse personnel.

Selling, general and administrative expenses - Selling, general and administrative expenses increased $3.4 million, driven primarily by an increase in outside services and employee-related costs, as well as incremental expenses incurred during the relocation to the Company's new distribution center.

Interest expense - Interest expense increased $0.3 million due to increased average borrowings outstanding under HBB's revolving credit facility.

Income tax expense (benefit) - The effective tax rate was higher for the quarter ended June 30, 2021 when compared to the effective tax rate for the quarter ended June 30, 2020 due primarily to the inclusion of interest and penalties on unrecognized tax benefits as a discrete expense item.

First Six Months of 2021 Compared with First Six Months of 2020

	SIX MONTHS ENDED JUNE 30
	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Revenue	$303,904	100.0%	$259,143	100.0%	$44,761	17.3%
Cost of sales	243,828	80.2%	198,849	76.7%	44,979	22.6%
Gross profit	60,076	19.8%	60,294	23.3%	(218)	(0.4)%
Selling, general and administrative expenses	53,826	17.7%	48,248	18.6%	5,578	11.6%
Amortization of intangible assets	100	—%	648	0.3%	(548)	(84.6)%
Operating profit	6,150	2.0%	11,398	4.4%	(5,248)	(46.0)%
Interest expense, net	1,418	0.5%	969	0.4%	449	46.3%
Other expense (income), net	(53)	—%	1,509	0.6%	(1,562)	(103.5)%
Income (loss) from continuing operations before income taxes	4,785	1.6%	8,920	3.4%	(4,135)	(46.4)%
Income tax expense (benefit)	1,823	0.6%	2,209	0.9%	(386)	(17.5)%
Net income (loss) from continuing operations	2,962	1.0%	6,711	2.6%	(3,749)	(55.9)%
Income (loss) from discontinued operations, net of tax	—	n/m	22,561	n/m	(22,561)	(100.0)%
Net income (loss)	$2,962		$29,272		$(26,310)

Effective income tax rate on continuing operations	38.1%	24.8%

The following table identifies the components of the change in revenue:

Revenue
2020	$259,143
Increase (decrease) from:
Unit volume and product mix	41,327
Average sales price	475
Foreign currency	2,959
2021	$303,904

Revenue - Revenue increased by $44.8 million or 17.3% over the prior year due primarily to higher sales volume in the North American consumer market, as the Company continues to see strong demand in the US, Canadian and Latin American markets. Revenue in the Global Commercial market increased as compared to prior year as a result of strong sales in the second quarter of 2021. The Company remains focused on ecommerce, as revenue from this channel increased 22% in the first half of 2021 compared to the first half of 2020.

Gross profit - Gross profit margin decreased to 19.8% from 23.3% due to significantly higher transportation costs, as a result of the disruption and congestion in the supply chain.

Selling, general and administrative expenses - Selling, general and administrative expenses increased $5.6 million, driven by an increase in third-party and consulting services fees, employee-related costs, as well as incremental expenses incurred during the relocation of the Company's distribution center. Included in selling, general and administrative expenses for the six months ended June 30, 2020 is $1.9 million of charges to write-off unrealizable assets created as a result of the Mexico unauthorized transactions identified during the quarter ended March 31, 2020 which resulted in a restatement filed on Form 10-K/A for the year ended December 31, 2019, offset by a $1.6 million reduction to the accrual for litigation and environmental reserves.

Interest expense - Interest expense, net increased $0.4 million due to increased average borrowings outstanding under HBB's revolving credit facility.

Other expense (income), net - Other expense (income), net includes currency losses of $0.4 million in the current year compared to currency losses of $1.8 million in the prior year. The currency losses arise from the remeasurement of liabilities related to inventory purchases by foreign subsidiaries denominated in US dollars.

Income tax expense (benefit) - The effective tax rate was 38.1% compared to 24.8% in the prior year. The increase is due to the inclusion of interest and penalties on unrecognized tax benefits as a discrete expense item. Excluding the impact of the discrete expense, the effective tax rate was 24.8% for the period which is consistent with the effective tax rate during the six months ended June 30, 2020.
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

HBB's principal sources of cash to fund liquidity needs are: (i) cash generated from operations and (ii) borrowings available under the revolving credit facility, as defined below. HBB's primary use of funds consists of working capital requirements, operating expenses, capital expenditures, cash dividends, and payments of principal and interest on debt.

HBB maintains a $123.5 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires on June 30, 2025. HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months.

On April 3, 2020, KC completed its dissolution with a pro-rata distribution of its remaining assets to creditors, at which time the KC legal entity ceased to exist and it was deconsolidated. Neither Hamilton Beach Brands Holding Company nor HBB has guaranteed any obligations of KC.

The following table presents selected cash flow information from continuing operations:

	SIX MONTHS ENDED JUNE 30
	2021	2020
Net cash provided by (used for) operating activities	$8,425	$21,752
Net cash provided by (used for) investing activities	$(7,616)	$(2,092)
Net cash provided by (used for) financing activities	$(2,166)	$(19,146)
Operating activities - Net cash provided by operating activities was $8.4 million compared to $21.8 million in the prior year. As compared to the prior year, the lower net cash provided by operating activities was primarily due to lower net income, an increase in working capital requirements, as well as a decrease in other liabilities, primarily income taxes payable.
Investing activities - Net cash used for investing activities increased in 2021 compared to 2020 due to capital spending for the Company's new distribution center leased facility, which is partially offset by $4.0 million in lease incentives and tenant improvement allowances classified as cash provided by operating activities.

Financing activities - Net cash used for financing activities was $2.2 million compared to $19.1 million in 2020.  The change is due to a decrease in HBB's net borrowing activity on the revolving credit facility during the first six months of 2021 as compared to the first six months of 2020. Borrowings on the revolving credit facility are used to fund net working capital.

Capital Resources

HBB maintains a $123.5 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires on June 30, 2025. The Company expects to continue to borrow against the facility and make voluntary repayments within the next twelve months. The obligations under the HBB Facility are secured by substantially all of HBB's assets. At June 30, 2021, the borrowing base under the HBB Facility was $121.6 million and borrowings outstanding were $99.2 million. At June 30, 2021, the excess availability under the HBB Facility was $22.4 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective June 30, 2021, for base rate loans and LIBOR loans denominated in US dollars were 0.0% and 1.75%, respectively. The applicable margins, effective June 30, 2021, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 1.75%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the six months ended June 30, 2021 was 2.60% including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $25.0 million at June 30, 2021 at an average fixed interest rate of 1.66%. HBB also entered into delayed-start interest rate swaps during the second quarter of 2021. These swaps have notional values totaling $50.0 million as of June 30, 2021, with an average fixed interest rate of 1.7%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Under Amendment No. 8 to the HBB Facility, dividends to Hamilton Beach Holding are not to exceed $6.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $15.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At June 30, 2021, HBB was in compliance with all financial covenants in the HBB Facility.
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

Contractual Obligations, Contingent Liabilities and Commitments
For a summary of the Company's contractual obligations, contingent liabilities and commitments, refer to “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Contingent Liabilities and Commitments” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 as there have been no material changes from those disclosed in the Annual Report.

Off Balance Sheet Arrangements

For a summary of the Company's off balance sheet arrangements, refer to "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Off Balance Sheet Arrangements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 as there have been no material changes from those disclosed in the Annual Report.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include, without limitation: (1) the Company’s ability to ship products to meet the anticipated increase in demand, (2) the Company’s ability to successfully manage the anticipated transportation constraints, (3) the unpredictable nature of the COVID-19 pandemic and its potential impact on the Company's business; (4) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (5) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (6) bankruptcy of or loss of major retail customers or suppliers, (7) changes in costs, including transportation costs, of sourced products, (8) delays in delivery of sourced products, (9) changes in or unavailability of quality or cost effective suppliers, (10) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which HBB buys, operates and/or sells products, (11) the impact of tariffs on customer purchasing patterns, (12) product liability, regulatory actions or other litigation, warranty claims or returns of products, (13) customer acceptance of, changes in costs of, or delays in the development of new products, (14) increased competition, including consolidation within the industry, (15) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB products, (16) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (17) difficulties arising as a result of the Company's implementation, integration or operation of an enterprise resource planning system in the US, (18) the Company's ability to successfully remediate the material weaknesses in its internal control over financial reporting disclosed in Item 9A of the Annual Report on Form 10-K within the time periods and in the manner currently anticipated, additional material weaknesses or other deficiencies that may arise in the future or its ability to maintain an effective system of internal controls, (19) the Company's ability to effectively plan and manage the relocation to its new distribution center, and (20) other risk factors, including those described in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2020. Furthermore, the situation surrounding COVID-19, including the mutation of variants, remains fluid and the potential for a material impact on the Company’s results of operations, financial condition, liquidity, and stock price increases the longer the virus impacts activity levels in the US and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on its results of operations, financial position, liquidity and stock price. The extent of any impact will depend on the extent of new outbreaks, the extent to which new shutdowns may be needed, the nature of government public health guidelines and the public’s adherence to those guidelines, the impact of government economic relief on the US economy, unemployment levels, the success of businesses reopening fully, the availability of vaccines for COVID-19, the rate of individuals becoming fully vaccinated, the potential need for fully vaccinated individuals to receive booster shots, consumer confidence and demand for the Company's products.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its receivables. The fair value of the Company's interest rate swap agreements was a payable of $1.5 million at June 30, 2021. A hypothetical 10% decrease in interest rates would cause a decrease of $0.3 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% increase in interest rates would not have a material impact to the Company's interest expense, net of $1.4 million for the six months ended June 30, 2021.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a payable of $0.3 million at June 30, 2021. Assuming a hypothetical 10% weakening of the US dollar at June 30, 2021, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $2.4 million compared with its fair value at June 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, due to the existence of the material weakness in our internal control over financial reporting related to income taxes as described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Material Weaknesses
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Material Weaknesses Related to our Mexican Subsidiaries
As described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, we identified two material weaknesses at our Mexican subsidiaries as of December 31, 2019 related to (1) the design and operating effectiveness of review controls for account reconciliations and manual journal entries and (2) the design and operating effectiveness of transaction level controls over authorization of spending with vendors, adjusting product costing and selling prices, new customer setup and accounting for price concessions with our customers.
Remediation of Material Weaknesses

The Company developed and implemented a plan of remediation to strengthen our internal controls over financial reporting at our Mexican subsidiary. The steps taken to remediate the Company’s material weakness included the following:

•Personnel Actions - We have terminated employees of one of our Mexican subsidiaries found to have engaged in misconduct, which included collusion between these employees and vendors and customers of our Mexican subsidiaries in which such employees had an interest. Additional training on our code of conduct has been implemented for all employees of the Mexican subsidiaries.

•Organizational Enhancements - We have implemented organizational enhancements as follows: (i) augmented our local accounting team for our Mexican subsidiaries with additional professionals with the relevant levels of accounting and controls knowledge, experience and training in the area of account reconciliations and manual journal entries to validate that account reconciliations and manual journal entries are supported by accurate and complete information; (ii) developed a more comprehensive review process and monitoring controls over the approval for vendor payments, changes to product cost and selling prices, approval for new customer setup including related terms and accounting for price concessions with our customers at our Mexican subsidiaries; and (iii) outsourced functions at our Mexican subsidiaries where third-party service providers provide expertise or technical skillset, as appropriate

The actions described above to address the material weaknesses are fully implemented and the operational effectiveness of related internal controls has been validated through testing. Based on the actions taken, and the testing and evaluation of the effectiveness of the controls, management concluded that these controls are operating effectively and the material weaknesses described above has been remediated as of June 30, 2021.

Material Weakness Related to Income Taxes

As of December 31, 2020, management determined that we did not design and maintain effective controls over our income tax accounting process to identify and accurately measure deferred tax assets, deferred tax liabilities and income taxes payable and the related income tax expense. While the control deficiency did not result in a misstatement of our previously issued consolidated financial statements, the control deficiency could result in a material misstatement of the aforementioned account balances or disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected.
Plan for Remediation of Material Weakness
We are committed to remediating the control deficiencies that gave rise to the material weakness. Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weakness.
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

Management has made progress on this plan during the quarter, making changes to the organizational structure and resources as well as engaging a third party with the relevant levels of tax experience to support the income taxes accounting process. Although these remediation efforts are underway, until the actions are fully implemented and the operational effectiveness of related internal controls is validated through testing, the material weakness described above will continue to exist.

Changes in internal control over financial reporting
Other than with respect to the material weaknesses related to our Mexico subsidiaries discussed above that were identified as of December 31, 2019 and subsequently remediated as of June 30, 2021, there were no changes in the Company’s internal control over financial reporting identified during the quarter ended June 30, 2021, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
The information required by this Item 1 is set forth in Note 7 "Contingencies" included in the Financial Statements contained in Part I of this Form 10-Q and is hereby incorporated herein by reference to such information.

Item 1A    Risk Factors
No material changes to the risk factors for Hamilton Beach Holding or HBB, from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, except for the following, which should be read in conjunction with the risk factors in such Annual Report on Form 10-K.

Failure to adequately plan and manage the relocation of the Company's distribution center may interrupt its operations and lower its operating income.
HBB has signed a lease agreement and is in the process of relocating to a new US distribution center. The move entails risk that could cause delays and cost overruns, such as: reduced shipping capabilities; disruptions in the integration of the new distribution center with the warehouse management system; and unanticipated cost increases. There is also the risk that the Company will not adequately adjust its business processes or appropriately manage its work force during the transition. Failure to adequately plan and manage the relocation efforts could cause a disruption in its operations and lower its operating income.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

On November 5, 2019, the Company's Board adopted a new stock repurchase program for the purchase of up to $25.0 million of the Company's Class A Common outstanding starting January 1, 2020 and ending December 31, 2021.

There were no share repurchases during the six months ended June 30, 2021 and June 30, 2020.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1
Hamilton Beach Brands Holding Company Non-Employee Directors’ Equity Compensation Plan (Amended and Restated Effective May 18, 2021) (incorporated herein by reference to Appendix A of the Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed by Hamilton Beach Brands Holding Company on April 5, 2021, Commission File No. 001-38214)

31(i)(1)	Certification of Gregory H. Trepp pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Michelle O. Mosier pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Gregory H. Trepp and Michelle O. Mosier
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Numbered in accordance with Item 601 of Regulation S-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hamilton Beach Brands Holding Company (Registrant)
Date:	August 4, 2021	/s/ Michelle O. Mosier
Michelle O. Mosier
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)