Form 10-Q
period 2021-09-30
Hamilton Beach Brands Holding Co
filed 2021-11-03
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at October, 29, 2021: 9,880,767
Number of shares of Class B Common Stock outstanding at October, 29, 2021: 4,006,193

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30 2021	DECEMBER 31 2020	SEPTEMBER 30 2020
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$1,463	$2,415	$858
Trade receivables, net	120,672	144,797	98,062
Inventory	176,982	173,962	203,369
Prepaid expenses and other current assets	22,755	15,118	14,483
Total current assets	321,872	336,292	316,772
Property, plant and equipment, net	31,699	23,490	23,412
Goodwill	6,253	6,253	6,253
Other intangible assets, net	1,742	1,892	2,170
Deferred income taxes	3,088	6,965	6,078
Deferred costs	14,785	13,449	11,852
Other non-current assets	3,024	2,827	2,842
Total assets	$382,463	$391,168	$369,379
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$126,231	$152,054	$187,296
Accounts payable to NACCO Industries, Inc.	—	505	496
Revolving credit agreements	—	—	70,413
Accrued compensation	10,797	15,981	14,294
Accrued product returns	6,048	6,853	6,575
Other current liabilities	17,084	23,677	17,338
Total current liabilities	160,160	199,070	296,412
Revolving credit agreements	114,950	98,360	—
Other long-term liabilities	19,448	13,633	12,567
Total liabilities	294,558	311,063	308,979
Stockholders' equity
Class A Common stock	102	100	100
Class B Common stock	41	41	41
Capital in excess of par value	61,233	58,485	58,225
Treasury stock	(5,960)	(5,960)	(5,960)
Retained earnings	49,505	44,915	27,219
Accumulated other comprehensive loss	(17,016)	(17,476)	(19,225)
Total stockholders' equity	87,905	80,105	60,400
Total liabilities and stockholders' equity	$382,463	$391,168	$369,379

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2021	2020	2021	2020
	(In thousands, except per share data)		(In thousands, except per share data)
Revenue	$156,740	$110,549	$460,644	$369,692
Cost of sales	123,456	86,801	367,284	285,650
Gross profit	33,284	23,748	93,360	84,042
Selling, general and administrative expenses	25,788	25,830	79,614	74,078
Amortization of intangible assets	50	323	150	971
Operating profit (loss)	7,446	(2,405)	13,596	8,993
Interest expense, net	662	339	2,080	1,308
Other expense (income), net	(126)	92	(179)	1,601
Income (loss) from continuing operations before income taxes	6,910	(2,836)	11,695	6,084
Income tax expense (benefit)	1,204	(826)	3,027	1,383
Net income (loss) from continuing operations	5,706	(2,010)	8,668	4,701
Income from discontinued operations, net of tax	—	—	—	22,561
Net income (loss)	$5,706	$(2,010)	$8,668	$27,262

Basic and diluted earnings (loss) per share:
Continuing operations	$0.41	$(0.15)	$0.62	$0.34
Discontinued operations	—	—	—	1.65
Basic and diluted earnings (loss) per share	$0.41	$(0.15)	$0.62	$1.99

Basic weighted average shares outstanding	13,887	13,670	13,872	13,646
Diluted weighted average shares outstanding	13,902	13,686	13,888	13,667

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Net income (loss)	$5,706	$(2,010)	$8,668	$27,262
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	306	300	229	1,845
(Loss) gain on long-term intra-entity foreign currency transactions	(960)	154	(626)	(4,725)
Cash flow hedging activity	526	120	130	(162)
Reclassification of hedging activities into earnings	129	(432)	355	(457)
Reclassification of pension adjustments into earnings	147	114	372	406
Total other comprehensive income (loss), net of tax	148	256	460	(3,093)
Comprehensive income (loss)	$5,854	$(1,754)	$9,128	$24,169

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2021	2020
	(In thousands)
Operating activities
Net income (loss) from continuing operations	$8,668	$4,701
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	3,077	2,469
Deferred income taxes	4,245	342
Stock compensation expense	2,883	3,722
Other	1,208	(113)
Net changes in operating assets and liabilities:
Affiliate payable	(505)	—
Trade receivables	26,546	7,567
Inventory	(3,082)	(95,684)
Other assets	(12,160)	(2,749)
Accounts payable	(27,868)	76,035
Other liabilities	(7,118)	(2,021)
Net cash provided by (used for) operating activities from continuing operations	(4,106)	(5,731)
Investing activities
Expenditures for property, plant and equipment	(9,109)	(2,596)
Other	—	(500)
Net cash provided by (used for) investing activities from continuing operations	(9,109)	(3,096)
Financing activities
Net additions (reductions) to revolving credit agreements	16,580	11,946
Cash dividends paid	(4,078)	(3,753)
Other financing	(243)	—
Net cash provided by (used for) financing activities from continuing operations	12,259	8,193
Cash flows from discontinued operations
Net cash provided by (used for) operating activities from discontinued operations	—	(6,193)
Net cash provided by (used for) investing activities from discontinued operations	—	6
Net cash provided by (used for) financing activities from discontinued operations	—	—
Cash provided by (used for) discontinued operations	—	(6,187)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4	1,490
Cash, cash equivalents and restricted cash
Increase (decrease) for the period from continuing operations	(952)	856
Decrease for the period from discontinued operations	—	(6,187)
Balance at the beginning of the period	3,436	7,164
Balance at the end of the period	$2,484	$1,833

Reconciliation of cash, cash equivalents and restricted cash
Continuing operations:
Cash and cash equivalents	$1,463	$858
Restricted cash included in prepaid expenses and other current assets	208	198
Restricted cash included in other non-current assets	813	777
Cash and cash equivalents of discontinued operations	—	—
Total cash, cash equivalents, and restricted cash	$2,484	$1,833
See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2021	$100	$41	$58,485	$(5,960)	$44,915	$(17,476)	$80,105
Net income (loss)	—	—	—	—	2,876	—	2,876
Issuance of common stock, net of conversions	2	—	(2)	—	—	—	—
Share-based compensation expense	—	—	973	—	—	—	973
Cash dividends, $0.095 per share	—	—	—	—	(1,302)	—	(1,302)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(191)	(191)
Reclassification adjustment to net income (loss)	—	—	—	—	—	238	238
Balance, March 31, 2021	102	41	59,456	(5,960)	46,489	(17,429)	82,699
Net income (loss)	—	—	—	—	86	—	86
Share-based compensation expense	—	—	1,425	—	—	—	1,425
Cash dividends, $0.10 per share	—	—	—	—	(1,387)	—	(1,387)
Other comprehensive income (loss), net of tax	—	—	—	—	—	52	52
Reclassification adjustment to net income (loss)	—	—	—	—	—	213	213
Balance, June 30, 2021	102	41	60,881	(5,960)	45,188	(17,164)	83,088
Net income (loss)	—	—	—	—	5,706	—	5,706
Share-based compensation expense	—	—	352	—	—	—	352
Cash dividends, $0.10 per share	—	—	—	—	(1,389)	—	(1,389)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(128)	(128)
Reclassification adjustment to net income	—	—	—	—	—	276	276
Balance, September 30, 2021	$102	$41	$61,233	$(5,960)	$49,505	$(17,016)	$87,905

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, January 1, 2020	$98	$41	$54,509	$(5,960)	$3,710	$(16,132)	$36,266
Net income (loss)	—	—	—	—	21,512	—	21,512
Issuance of common stock, net of conversions	1	—	(1)	—	—	—	—
Share-based compensation expense	—	—	554	—	—	—	554
Cash dividends, $0.09 per share	—	—	—	—	(1,226)	—	(1,226)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(4,015)	(4,015)
Reclassification adjustment to net income (loss)	—	—	—	—	—	305	305
Balance, March 31, 2020	99	41	55,062	(5,960)	23,996	(19,842)	53,396
Net income (loss)	—	—	—	—	7,760	—	7,760
Share-based compensation expense	—	—	1,263	—	—	—	1,263
Cash dividends, $0.09 per share	—	—	—	—	(1,228)	—	(1,228)
Other comprehensive income (loss), net of tax	—	—	—	—	—	656	656
Reclassification adjustment to net income (loss)	—	—	—	—	—	(295)	(295)
Balance, June 30, 2020	99	41	56,325	(5,960)	30,528	(19,481)	61,552
Net income (loss)	—	—	—	—	(2,010)	—	(2,010)
Issuance of common stock, net of conversions	1	—	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,901	—	—	—	1,901
Cash dividends, $0.095 per share	—	—	—	—	(1,299)	—	(1,299)
Other comprehensive income (loss), net of tax	—	—	—	—	—	574	574
Reclassification adjustment to net loss	—	—	—	—	—	(318)	(318)
Balance, September 30, 2020	$100	$41	$58,225	$(5,960)	$27,219	$(19,225)	$60,400

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the remainder of the year due to the highly seasonal nature of the Company's primary markets. A majority of revenue and operating profit typically occurs in the second half of the calendar year when sales of products to retailers and consumers historically increase significantly for the fall holiday-selling season.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)," which requires an entity to recognize credit losses as an allowance rather than as a write-down. For nonpublic entities and smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is planning to adopt ASU 2016-03 for its year beginning January 1, 2023 and subsequent interim periods and is currently evaluating to what extent ASU 2016-13 will affect the Company's financial position, results of operations, cash flows and related disclosures.

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

Assets Held for Sale

During the fourth quarter of 2020, the Company committed to a plan to sell its Brazilian subsidiary and determined that it met all of the criteria to classify the assets and liabilities of this business as held for sale. In April 2021, the Company made the decision to wind down the Brazilian subsidiary and enter into a licensing agreement with a third party to service the Brazilian market. As a result, the Company is no longer committed to selling the subsidiary. The carrying amounts of the assets were reclassified to held and used during the second quarter of 2021. The disposal group had $2.1 million of accumulated other comprehensive losses at September 30, 2021, which will be recognized in net income upon substantial liquidation of the Brazilian subsidiary which is expected to occur in the first half of 2022.

Amended Credit Agreement

On September 17, 2021, the Company entered into Amendment No. 10 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as Parent and U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower (the “Amendment”). Among other changes, the Amendment increases the credit facility from $125 million to $150 million, amends the pricing grid and increases the eligible inventory included in the borrowing base. Under the Amendment, dividends to Hamilton Beach Brands Holding Company are not to exceed $7.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $18.0 million. Dividends to Hamilton Beach Brands Holding Company are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $30 million. In addition, the Amendment provides mechanics relating to the transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR with a replacement or alternative benchmark interest rate.

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

KC’s operating results are reflected as discontinued operations for all periods presented. The major line items constituting the income (loss) from discontinued operations, net of tax are as follows:

NINE MONTHS ENDED SEPTEMBER 30
2020
Revenue	$631
Cost of sales	—
Gross profit	631
Selling, general and administrative expenses	1,346
Adjustment of lease termination liability(1)	(16,457)
Adjustment of other current liabilities(2)	(6,608)
Operating income	22,350
Other expense, net	88
Income from discontinued operations before income taxes	22,262
Income tax benefit	(299)
Income from discontinued operations, net of tax	$22,561

(1)    Represents an adjustment to the lease termination obligation based on the final distribution of KC's remaining assets on April 3, 2020.

(2)    Represents an adjustment to the carrying value of substantially all of the other current liabilities based on the final distribution of KC's remaining assets on April 3, 2020.

Due to the deconsolidation of KC on April 3, 2020, there are no assets or liabilities associated with KC as of any period presented.
Neither Hamilton Beach Brands Holding Company nor HBB has guaranteed any obligations of KC.

NOTE 3—Transfer of Financial Assets
The Company has entered into an arrangement with a financial institution to sell certain US trade receivables on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $28.1 million and $94.1 million of trade receivables during the three and nine months ending September 30, 2021, respectively, $18.2 million and $93.4 million of trade receivables during the three and nine months ending September 30, 2020, respectively, and $162.4 million during the year ending December 31, 2020. The loss incurred on sold receivables in the consolidated results of operations for the nine months ended September 30, 2021 and 2020 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows.

NOTE 4—Fair Value Disclosure

The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	SEPTEMBER 30 2021	DECEMBER 31 2020	SEPTEMBER 30 2020
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$—	$—	$—
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	182	—	9
		$182	$—	$9
Liabilities:
Interest rate swap agreements
Current	Other current liabilities	$333	$380	$398
Long-term	Other long-term liabilities	864	779	828
Foreign currency exchange contracts
Current	Other current liabilities	24	518	31
		$1,221	$1,677	$1,257

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

There were no transfers into or out of Levels 1 or 2 during the periods presented. During the nine months ended September 30, 2021, there was one transfer out of Level 3 related to the $2.1 million of assets held for sale. There were no transfers into or out of Level 3 during the three months ended September 30, 2021.

NOTE 5—Stockholders' Equity

Capital Stock

The following table sets forth the Company's authorized capital stock information:

	SEPTEMBER 30 2021	DECEMBER 31 2020	SEPTEMBER 30 2020
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common stock authorized	70,000	70,000	70,000
Class A Common issued(1)(2)	10,245	10,006	9,980
Treasury Stock	365	365	365
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis
Class B Common stock authorized	30,000	30,000	30,000
Class B Common issued(1)	4,007	4,045	4,055

(1) Class B Common converted to Class A Common were 18 and 38 shares during the three and nine months ending September 30, 2021, respectively, and 8 and 21 shares during the three and nine months ending September 30, 2020, respectively.

(2) The Company issued Class A Common shares of 13 and 201 during the three and nine months ending September 30, 2021, respectively, and 26 and 154 during the three and nine months ending September 30, 2020, respectively.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

Balance, January 1, 2021	$(9,775)	$(1,344)	$(6,357)	$(17,476)
Other comprehensive income (loss)	(276)	222	—	(54)
Reclassification adjustment to net income (loss)	—	182	156	338
Tax effects	(79)	(115)	(43)	(237)
Balance, March 31, 2021	(10,130)	(1,055)	(6,244)	(17,429)
Other comprehensive income (loss)	725	(800)	—	(75)
Reclassification adjustment to net income (loss)	—	145	155	300
Tax effects	(113)	196	(43)	40
Balance, June 30, 2021	(9,518)	(1,514)	(6,132)	(17,164)
Other comprehensive income (loss)	(747)	753	—	6
Reclassification adjustment to net income (loss)	—	180	190	370
Tax effects	93	(278)	(43)	(228)
Balance, September 30, 2021	$(10,172)	$(859)	$(5,985)	$(17,016)

Balance, January 1, 2020	$(8,221)	$(341)	$(7,570)	$(16,132)
Other comprehensive income (loss)	(4,985)	(171)	—	(5,156)
Reclassification adjustment to net income (loss)	—	154	239	393
Tax effects	1,132	(35)	(44)	1,053
Balance, March 31, 2020	(12,074)	(393)	(7,375)	(19,842)
Other comprehensive income (loss)	742	137	—	879
Reclassification adjustment to net income (loss)	—	(489)	140	(349)
Tax effects	(223)	97	(43)	(169)
Balance, June 30, 2020	(11,555)	(648)	(7,278)	(19,481)
Other comprehensive income (loss)	622	157	—	779
Reclassification adjustment to net income (loss)	—	(605)	158	(447)
Tax effects	(168)	136	(44)	(76)
Balance, September 30, 2020	$(11,101)	$(960)	$(7,164)	$(19,225)

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

The following table sets forth Company's revenue on a disaggregated basis for the three and nine months ended September 30:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2021	2020	2021	2020
Type of good or service:
Consumer products	$144,734	$104,576	$426,463	$344,963
Commercial products	10,915	4,798	30,498	20,862
Licensing	1,091	1,175	3,683	3,867
Total revenues	$156,740	$110,549	$460,644	$369,692

NOTE 7—Contingencies

Hamilton Beach Brands Holdings Company and its subsidiaries are involved in various legal and regulatory proceedings and claims that have arisen in the ordinary course of business, including product liability, patent infringement, asbestos related claims, environmental and other claims. Although it is difficult to predict the ultimate outcome of these proceedings and claims, management believes the ultimate disposition of these matters will not have a material adverse effect on the financial condition, results of operation or cash flows of the Company. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.

Proceedings and claims asserted against the Company or its subsidiaries are subject to inherent uncertainties and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of an adverse impact on the Company's financial position, results of operations and cash flows for the period in which the ruling occurs, or in future periods.

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

At September 30, 2021, December 31, 2020, and September 30, 2020, HBB had accrued undiscounted obligations of $3.4 million, $3.1 million and $3.6 million respectively, for environmental investigation and remediation activities. HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.7 million related to the environmental investigation and remediation at these sites.

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

The effective tax rate on income from continuing operations was 25.9% and 22.7% for the nine months ended September 30, 2021, and 2020, respectively. The effective tax rate was higher for the nine months ended September 30, 2021 due to the inclusion of interest and penalties on unrecognized tax benefits as a discrete expense item, offset by the reversal of deferred taxes related to certain foreign items.

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

Third Quarter of 2021 Compared with Third Quarter of 2020

	THREE MONTHS ENDED SEPTEMBER 30
					Increase / (Decrease)
	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Revenue	$156,740	100.0%	$110,549	100.0%	$46,191	41.8%
Cost of sales	123,456	78.8%	86,801	78.5%	36,655	42.2%
Gross profit	33,284	21.2%	23,748	21.5%	9,536	40.2%
Selling, general and administrative expenses	25,788	16.5%	25,830	23.4%	(42)	(0.2)%
Amortization of intangible assets	50	—%	323	0.3%	(273)	(84.5)%
Operating profit (loss)	7,446	4.8%	(2,405)	(2.2)%	9,851	409.6%
Interest expense, net	662	0.4%	339	0.3%	323	95.3%
Other expense (income), net	(126)	(0.1)%	92	0.1%	(218)	(237.0)%
Income (loss) from continuing operations before income taxes	6,910	4.4%	(2,836)	(2.6)%	9,746	343.7%
Income tax expense (benefit)	1,204	0.8%	(826)	(0.7)%	2,030	(245.8)%
Net income (loss) from continuing operations	5,706	3.6%	(2,010)	(1.8)%	7,716	383.9%
Income from discontinued operations, net of tax	—	n/m	—	n/m	—	n/m
Net income (loss)	$5,706		$(2,010)		$7,716

Effective income tax rate on continuing operations	17.4%	29.1%

The following table identifies the components of the change in revenue:

Revenue
2020	$110,549
Increase (decrease) from:
Unit volume and product mix	42,845
Foreign currency	1,365
Average sales price	1,981
2021	$156,740

Revenue - Revenue increased $46.2 million, or 41.8%, due primarily to higher sales volume in the US Consumer, Latin American, and Global Commercial markets compared to prior year. In the US Consumer market, where demand remained strong, revenue increased compared to prior year, which had lower sales volume as the result of reduced shipping capabilities during the implementation of a new enterprise resource planning ("ERP") system in the third quarter of 2020. Sales volume more than doubled in the Global Commercial and Latin American markets, and revenue in the Mexican market increased, compared to last year's pandemic-driven demand softness.

Gross profit - As a percentage of revenue, gross profit margin decreased from 21.5% in the prior year to 21.2% in the current year due to significantly higher transportation costs. As a result of the disruption and congestion in several areas of the Company's supply chain, primarily from China to its distribution facility, the Company experienced increased freight and container costs as well as additional carrier storage charges. There was also an increase in labor costs for warehouse personnel.

Selling, general and administrative expenses - Selling, general and administrative expenses remained flat despite $1.6 million in incremental expenses related to the relocation to the Company's new distribution center. Outside services decreased $0.9 million compared to the same period in prior year. Lower overall employee-related costs, driven by a decrease in incentive compensation as a result of the Company's stock price, were partially offset by an increase in salaries and benefits. Included in selling, general and administrative expenses for the three months ended September 30, 2020 is a $0.7 million non-recurring expense related to patent litigation.

Interest expense - Interest expense increased $0.3 million due to increased average borrowings outstanding under HBB's revolving credit facility.

Income tax expense (benefit) - The effective tax rate was lower for the quarter ended September 30, 2021 when compared to the effective tax rate for the quarter ended September 30, 2020 due primarily to the reversal of deferred taxes related to certain foreign items as a discrete tax benefit.

First Nine Months of 2021 Compared with First Nine Months of 2020

	NINE MONTHS ENDED SEPTEMBER 30
	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Revenue	$460,644	100.0%	$369,692	100.0%	$90,952	24.6%
Cost of sales	367,284	79.7%	285,650	77.3%	81,634	28.6%
Gross profit	93,360	20.3%	84,042	22.7%	9,318	11.1%
Selling, general and administrative expenses	79,614	17.3%	74,078	20.0%	5,536	7.5%
Amortization of intangible assets	150	—%	971	0.3%	(821)	(84.6)%
Operating profit	13,596	3.0%	8,993	2.4%	4,603	51.2%
Interest expense, net	2,080	0.5%	1,308	0.4%	772	59.0%
Other expense (income), net	(179)	—%	1,601	0.4%	(1,780)	(111.2)%
Income (loss) from continuing operations before income taxes	11,695	2.5%	6,084	1.6%	5,611	92.2%
Income tax expense (benefit)	3,027	0.7%	1,383	0.4%	1,644	118.9%
Net income (loss) from continuing operations	8,668	1.9%	4,701	1.3%	3,967	84.4%
Income (loss) from discontinued operations, net of tax	—	n/m	22,561	n/m	(22,561)	(100.0)%
Net income (loss)	$8,668		$27,262		$(18,594)

Effective income tax rate on continuing operations	25.9%	22.7%

The following table identifies the components of the change in revenue:

Revenue
2020	$369,692
Increase (decrease) from:
Unit volume and product mix	84,171
Average sales price	2,456
Foreign currency	4,325
2021	$460,644

Revenue - Revenue increased by $91.0 million or 24.6% over the prior year. The Company had higher sales in the North American consumer market, driven by continued strong demand in the US, Canadian and Latin American markets. The prior year results reflect reduced shipping capabilities during the implementation of a new ERP system in the third quarter of 2020. Revenue in the Global Commercial market increased as compared to prior year as a result of strong sales in the second and third quarter of 2021 as the market rebounded from the pandemic-related demand softness in the prior year. Ecommerce revenue represents 33% of total sales for the nine months ended September 30, 2021 compared to 30% for the same period in 2020.

Gross profit - Gross profit margin decreased to 20.3% from 22.7% due to significantly higher transportation costs, as a result of the disruption and congestion in the supply chain.

Selling, general and administrative expenses - Selling, general and administrative expenses increased $5.5 million, driven primarily by $2.8 million of incremental expenses incurred during the relocation of the Company's distribution center, as well as an increase in employee-related costs. Included in selling, general and administrative expenses for the nine months ended September 30, 2020 is $1.9 million of charges to write-off unrealizable assets created as a result of the Mexico unauthorized transactions identified during the quarter ended March 31, 2020 which resulted in a restatement filed on Form 10-K/A for the year ended December 31, 2019, offset by a net $0.8 million reduction to the accruals for litigation and environmental reserves.

Interest expense - Interest expense, net increased $0.8 million due to increased average borrowings outstanding under HBB's revolving credit facility.

Other expense (income), net - Other expense (income), net includes currency losses of $0.6 million in the current year compared to currency losses of $2.0 million in the prior year. The currency losses arise from the remeasurement of liabilities related to inventory purchases by foreign subsidiaries denominated in US dollars.

Income tax expense (benefit) - The effective tax rate was 25.9% compared to 22.7% in the prior year. The effective tax rate was higher for the nine months ended September 30, 2021 due to the inclusion of interest and penalties on unrecognized tax benefits as a discrete expense item, offset by the reversal of deferred taxes related to certain foreign items.

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

HBB maintains a $150.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires on June 30, 2025. HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months.

On September 17, 2021, the Company entered into Amendment No. 10 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as Parent and U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower (the “Amendment”). Among other changes, the Amendment increases the credit facility from $125 million to $150 million, amends the pricing grid and increases the eligible inventory included in the borrowing base. Under the Amendment, dividends to Hamilton Beach Brands Holding Company are not to exceed $7.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $18.0 million. Dividends to Hamilton Beach Brands Holding Company are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $30 million. In addition, the Amendment provides mechanics relating to the transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR with a replacement or alternative benchmark interest rate.

The following table presents selected cash flow information from continuing operations:

	NINE MONTHS ENDED SEPTEMBER 30
	2021	2020
Net cash provided by (used for) operating activities	$(4,106)	$(5,731)
Net cash provided by (used for) investing activities	$(9,109)	$(3,096)
Net cash provided by (used for) financing activities	$12,259	$8,193
Operating activities - Net cash used for operating activities was $4.1 million compared to $5.7 million in the prior year. As compared to the prior year, the lower net cash used by operating activities was primarily due to higher net income, offset by changes in other assets and other liabilities, primarily income taxes payable.
Investing activities - Net cash used for investing activities increased in 2021 compared to 2020 due to capital spending for the Company's new distribution center leased facility, which is partially offset by $4.0 million in lease incentives and tenant improvement allowances classified as cash provided by operating activities.
Financing activities - Net cash provided by financing activities was $12.3 million compared to $8.2 million in 2020.  The change is due to an increase in HBB's net borrowing activity on the revolving credit facility during the first nine months of 2021 as compared to the first nine months of 2020. Borrowings on the revolving credit facility are used to fund net working capital.

Capital Resources

The Company expects to continue to borrow against the HBB Facility and make voluntary repayments within the next twelve months. The obligations under the HBB Facility are secured by substantially all of HBB's assets. At September 30, 2021, the borrowing base under the HBB Facility was $148.8 million and borrowings outstanding were $115.0 million. At September 30, 2021, the excess availability under the HBB Facility was $33.8 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective September 30, 2021, for base rate loans and LIBOR loans denominated in US dollars were 0.0% and 1.75%, respectively. The applicable margins, effective September 30, 2021, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 1.75%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the nine months ended September 30, 2021 was 2.58% including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $25.0 million at September 30, 2021 at an average fixed interest rate of 1.66%. HBB also entered into delayed-start interest rate swaps during the second and third quarter of 2021. These swaps have notional values totaling $75.0 million as of September 30, 2021, with an average fixed interest rate of 1.19%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Under Amendment No. 10 to the HBB Facility, dividends to Hamilton Beach Holding are not to exceed $7.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $18.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $30.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At September 30, 2021, HBB was in compliance with all financial covenants in the HBB Facility.
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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include, without limitation: (1) the Company’s ability to source and ship products to meet anticipated demand, (2) the Company’s ability to successfully manage ongoing constraints throughout the global transportation supply chain, (3) the unpredictable nature of the COVID-19 pandemic and its potential impact on the Company's business; (4) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (5) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (6) bankruptcy of or loss of major retail customers or suppliers, (7) changes in costs, including transportation costs, of sourced products, (8) delays in delivery of sourced products, (9) changes in or unavailability of quality or cost effective suppliers, (10) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which the Company buys, operates and/or sells products, (11) the impact of tariffs on customer purchasing patterns, (12) product liability, regulatory actions or other litigation, warranty claims or returns of products, (13) customer acceptance of, changes in costs of, or delays in the development of new products, (14) increased competition, including consolidation within the industry, (15) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB products, (16) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (17) the Company's ability to successfully remediate the material weakness in its internal control over financial reporting related to income taxes disclosed in Item 9A of the Annual Report on Form 10-K within the time periods and in the manner currently anticipated, additional material weaknesses or other deficiencies that may arise in the future or its ability to maintain an effective system of internal controls, and (18) other risk factors, including those described in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2020. Furthermore, the situation surrounding COVID-19, including the mutation of variants, remains fluid and the potential for a material impact on the Company’s results of operations, financial condition, liquidity, and stock price increases the longer the virus impacts activity levels in the US and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on its results of operations, financial position, liquidity and stock price. The extent of any impact will depend on the scope of any new virus mutations and outbreaks, the nature of government public health guidelines and the public’s adherence to those guidelines, the availability of vaccines for COVID-19, the rate of individuals becoming fully vaccinated, the public's adherence to guidelines to receive booster shots, the success of business and economic recovery as the pandemic recedes, unemployment levels, the extent to which new shutdowns may be needed, the impact of any further government economic relief on the US economy, consumer confidence and demand for the Company's products.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its receivables. The fair value of the Company's interest rate swap agreements was a payable of $1.2 million at September 30, 2021. A hypothetical 10% decrease in interest rates would cause a decrease of $0.3 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% increase in interest rates would not have a material impact to the Company's interest expense, net of $2.1 million for the nine months ended September 30, 2021.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a receivable of $0.2 million at September 30, 2021. Assuming a hypothetical 10% weakening of the US dollar at September 30, 2021, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.6 million compared with its fair value at September 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, due to the existence of the material weakness in our internal control over financial reporting related to income taxes as described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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

Management made changes to the organizational structure and resources and continues to engage a third party with the relevant levels of tax experience to support the income taxes accounting process. Additionally, management has made progress in other areas of this plan during the third quarter, including performing a review of the related controls, which resulted in enhancements to the design and operation of controls in place related to income taxes. Although these remediation efforts are underway, until the actions are fully implemented and the operational effectiveness of related internal controls is validated through testing, the material weakness described above will continue to exist.

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting identified during the quarter ended September 30, 2021, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no share repurchases during the nine months ended September 30, 2021 and September 30, 2020.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1
Amendment No. 10 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated September 17, 2021 is incorporated by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on September 22, 2021.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	November 3, 2021	/s/ Michelle O. Mosier
Michelle O. Mosier
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)