Form 10-K
period 2021-12-31
Hamilton Beach Brands Holding Co
filed 2022-03-09
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-38214
HAMILTON BEACH BRANDS HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Delaware			31-1236686
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

4421 Waterfront Dr.	Glen Allen	VA	23060
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code: (804) 273-9777
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01 Per Share	HBB	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐    No ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter): $152,963,013
Number of shares of Class A Common Stock outstanding at March 4, 2022: 9,925,290
Number of shares of Class B Common Stock outstanding at March 4, 2022: 3,994,396
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2022 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

HAMILTON BEACH BRANDS HOLDING COMPANY

PART I
Item 1. BUSINESS
General

Hamilton Beach Brands Holding Company (“Hamilton Beach Holding” or the “Company”) is a holding company and operates through its wholly-owned subsidiary Hamilton Beach Brands, Inc. (“HBB”). HBB is the Company's single reportable segment.

The only material assets held by Hamilton Beach Holding is the investment in its consolidated subsidiary. Substantially all of its cash flows are provided by dividends paid or distributions made by its subsidiary. Hamilton Beach Brands Holding Company has not guaranteed any obligations of its subsidiary.

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
Sales and Marketing
HBB designs, markets and distributes a wide range of branded, small electric household and specialty housewares appliances, including air fryers, blenders, coffee makers, food processors, indoor electric grills, irons, juicers, mixers, slow cookers, toasters and toaster ovens. HBB also designs, markets and distributes commercial products for restaurants, fast food chains, bars and hotels. HBB generally markets its “good” and “better” consumer products under the Hamilton Beach® and Proctor Silex® brands. HBB participates in the premium market with its owned brands Hamilton Beach® Professional and Weston® farm-to-table and field-to-table food processing equipment. Additionally, the Company participates in the premium market through multiyear licensing agreements to market and distribute a line of countertop appliances under the Wolf Gourmet® brand, a line of premium garment care products under the CHI® brand, the Bartesian® premium cocktail delivery system, and air purifiers under the Clorox® brand. The Company also sells TrueAir® air purifiers and BrightlineTM brand personal care products. HBB markets its commercial products under the Hamilton Beach Commercial® and the Proctor Silex Commercial® brands. Through an agreement with HealthBeacon Limited, HBB is the exclusive marketer and distributor of a smart Injection Care Management System in the U.S. and Canada under the brand name Hamilton Beach® Health. HBB supplies private label products on a limited basis. HBB also licenses certain of its trademarks to various licensees in categories such as microwave ovens, among others. Sales promotion activities are supported through print and digital marketing vehicles. HBB promotes certain of its innovative products primarily through the use of digital and print advertising.
Customers
Sales in North America are generated predominantly by a network of inside sales employees to mass merchandisers, ecommerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers, distributors, restaurants, bars, hotels and other retail outlets. Walmart Inc. and its global subsidiaries accounted for approximately 28%, 35% and 33% of HBB’s revenue in 2021, 2020 and 2019, respectively. Amazon.com, Inc. and its subsidiaries accounted for approximately 22%, 16% and 14% of HBB's revenue in 2021, 2020 and 2019, respectively. HBB’s five largest customers accounted for approximately 61%, 64%, and 58% of HBB’s revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

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
Product Design and Development
HBB incurred $8.6 million, $10.0 million and $12.1 million in 2021, 2020 and 2019, respectively, on product design and development activities.
Key Suppliers and Raw Material
HBB’s products are produced to its specifications by third-party suppliers. HBB does not maintain long-term purchase contracts with suppliers and operates mainly on a purchase order basis. HBB negotiates the purchases from its foreign suppliers in U.S. dollars.
During 2021, HBB purchased substantially all of its finished products from suppliers in China. HBB purchases its inventory from approximately 78 suppliers, one of which represented more than 10% of purchases during the year ended December 31, 2021. HBB believes the loss of any one supplier would not have a long-term material adverse effect on its business because there are adequate supplier choices available that can meet HBB’s production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect HBB’s business until alternative supply arrangements are secured.
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
Throughout the world, electrical appliances are subject to various mandatory and voluntary standards, including requirements in some jurisdictions that products be listed by Underwriters’ Laboratories, Inc. (“UL”) or other similar recognized laboratories. HBB also uses Intertek Testing Services for certification and testing of compliance with UL standards, as well as other national and industry specific standards. HBB endeavors to design its products to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold.

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
Transactions with Related Parties

Mr. Alfred M. Rankin is the former executive chairman of the Company and current non-executive chairman of the Board of the Company. Mr. Rankin provides consulting services to the Company under the terms of a consulting agreement pursuant to which Mr. Rankin supports the president and chief executive officer of the Company upon request. Fees for consulting services rendered by Mr. Rankin were $0.5 million for each of the years ended December 31, 2021, 2020, and 2019.
Human Capital Resources

Our business is dependent upon, and focused on, people—our employees, our customers and the consumers who enjoy our appliances, and the communities in which we live. Our culture is built on and centered around Good Thinking ®, which incorporates teamwork, service and inspired thinking into all areas of our business. We believe that this values-based culture is a core strength that provides the foundation for our working environment and our employees. Good Thinking ® is more than developing new products; it inspires everything we do.

Within this culture, our people are our most valuable resource, and we expect them to remain the key to our success for decades to come. We strive to create an environment that attracts, engages and develops the talent necessary to enable our performance and growth, including by offering competitive compensation and benefits, providing attractive professional growth opportunities, and insisting that everyone be treated with dignity and respect and be afforded equal opportunity. We also recognize the basic human need to feel a sense of inclusion, belonging, and meaning. So, we strive to foster an environment in which our people are passionate about our business and our Good Thinking ® culture, have a seat at the table, and genuinely believe that they are doing meaningful work. We believe that employees with diverse backgrounds, experiences and viewpoints bring value to our Company, especially when coupled with a strong culture of trust in which competing ideas are not only allowed but encouraged to emerge. We strongly believe that this type of environment drives discretionary effort, morale, creativity, initiative and retention—and, in turn, long-term competitive advantage and value creation. Within the framework of our Good Thinking ® culture, we operate as One Team and strive to enrich the lives of our customers and consumers by delivering innovative solutions that improve everyday living, all while having a positive, lasting impact on our people and the communities in which we operate.

We are committed to achieving the highest standards of legal and ethical conduct, including by protecting the human rights and fair treatment of our employees. Our policies and programs—including our Code of Corporate Conduct and other compliance policies, our employment-related policies, and our Human Rights Policy—are designed to support this effort.

As of December 31, 2021, the Company employed approximately 700 employees in four countries—Canada, China, Mexico, and the United States, of which approximately 685 were full time and 15 were part time. Approximately 8% of our workforce is covered by collective bargaining agreements, all of whom are based in Canada or Mexico. There are approximately 500 employees in the United States with about half of those based at the Company’s headquarters in Richmond, Virginia, which is home to the Company’s product design, development and marketing teams as well as its state-of-the-art test kitchen and UL-certified test laboratory. Most of the remaining employees in the United States support the operation of our Byhalia, Mississippi distribution centers. We consider employee relations to be good.

Occupational Health and Safety

One of our top priorities is protecting the health and safety of our workforce. We are committed to maintaining a safe work environment and operating in a safe, secure and responsible manner. We require all Company personnel to perform their work in a manner that complies with legal requirements protecting the safety and health of all persons from unreasonable risks. In addition to maintaining property and equipment in safe operating conditions, our occupational health and safety framework includes certain safety training programs and safety-related processes and procedures as we strive to ensure the health and safety of our workforce. Employees are encouraged to initiate safety improvements, participate in safety committees, and always reinforce safe behaviors.

Talent Acquisition, Development and Retention

The long-term success and growth of our business depend in large part on our ability to execute an effective talent strategy that attracts, engages and grows a highly talented and committed workforce capable of enabling and leading our performance. To meet our talent objectives, we utilize key strategies and processes related to recruitment while we remain focused on continuing to strengthen our onboarding and ongoing learning development in the wake of the COVID-19 pandemic. We monitor market compensation and benefits to be able to attract, retain and promote employees and reduce turnover and its associated costs. Through our total rewards programs, we strive to offer competitive compensation, benefits and services to our full-time employees including, incentive plans, recognition plans, defined contribution plans, healthcare benefits, tax-advantaged spending accounts, employee assistance programs and other programs such as sick leave and paid vacation and holidays.

We are a learning organization committed to the goal of continuous improvement and the development of our workforce. To empower our employees to reach their full potential, we offer certain training, learning experiences and resources, such as “Hamilton Beach University”—an ongoing, cross-functional learning program designed not only to help employees learn about our Company, our products and our industry but also to stay abreast of emerging trends and to develop job-specific skills.

Diversity and Inclusion

As an equal opportunity employer, we make decisions without regard to race, color, religion, creed, gender, sexual orientation, gender identity, marital status, national origin, age, veteran status, disability, or any other protected class. We strive to cultivate diversity of perspective in our workforce and believe teammates with diverse backgrounds, experiences and viewpoints bring value to our organization and improve our Good Thinking ® and, in turn, our decision-making. We strive to create a workplace in which employee differences are embraced and competing perspectives are encouraged to emerge, allowing robust collaboration and teamwork to drive better decision making and more favorable results for all stakeholders. All employees participate in training intended to enhance our awareness of the benefits of a diverse and inclusive workforce, to encourage more meaningful collaboration, and to strengthen team effectiveness.

COVID-19 Response

In March 2020, we established a cross-functional task force to monitor and respond to the growing health crisis. We established specific strategies for each location that were designed to protect our employees and to comply with applicable legal requirements and local guidelines. In addition, we followed guidelines from the World Health Organization, Occupational Safety and Health Administration and the Centers for Disease Control and Prevention in developing prevention and workplace protocols, including mandating mask wearing, social distancing and remote working where possible.

Throughout the pandemic we have monitored the changing landscape of local requirements and guidelines for all locations and have made changes to our workplace protocols as necessary. We continue to monitor diligently the developments related to COVID-19 and to adjust as needed to perform our business requirements while providing a safe environment for our workforce. We continue to comply with applicable legal requirements and, in anticipation of our return to office in 2022, we have updated and communicated company-wide safety protocols and will continue to offer flexibility for our employees.

We have been impressed by the resiliency and adaptability demonstrated by our employees throughout the pandemic. We believe that their ability to remain flexible and to work productively and collaboratively and, in many cases, remotely during such stressful and unpredictable times is a testament to the strength of our Good Thinking ® culture. We also believe that the pandemic-related challenges experienced during the last two years have strengthened us and that we now are better positioned to adjust work locations and patterns if other disruptive events were to occur.

Information about our Executive Officers
There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected.
The following tables set forth, as of March 9, 2022, the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers.
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

Gregory H. Trepp	60	President and Chief Executive Officer of Hamilton Beach Holding (from September 2017); President and Chief Executive Officer of HBB (from prior to 2016)	Chief Executive Officer of KC (from prior to 2016 to April 2020)
R. Scott Tidey	57	Senior Vice President, Consumer Sales & Marketing of HBB (from March 2021)	Senior Vice President, North America Sales and Marketing of HBB (from prior to 2016 to March 2021)
Michelle O. Mosier	56	Senior Vice President, Chief Financial Officer and Treasurer of Hamilton Beach Holding (from January 2020)
Successor Vice President and Chief Financial Officer of HBB (from October 2018 to December 2019); Chief Financial Officer of United Sporting Companies (from prior to 2016 to June 2018) a subsidiary of SportsCo Holding, Inc. which filed for Chapter 11 bankruptcy in June 2019.

Lawrence K. Workman, Jr.	52	Senior Vice President, General Counsel and Secretary of Hamilton Beach Holding (from July 2021)	Vice President, Business Development and Corporate Counsel of Coca-Cola Consolidated, Inc. (from prior to 2016 to July 2021)

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

With the growing trend towards the concentration of HBB’s branded small electric household and specialty housewares appliance sales among fewer retailers, HBB is increasingly dependent upon fewer customers whose bargaining strength is growing as a result of this concentration. HBB sells a substantial quantity of products to mass merchandisers, ecommerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. As a result, these retailers generally have a large selection of small electric household and specialty housewares appliance suppliers from which to choose. In addition, certain of HBB’s larger customers use their own private label brands on household appliances that compete directly with some of HBB’s products. As the retailers in the small electric household appliance industry become more concentrated, competition for sales to these retailers may increase, which could materially reduce our revenue and profitability.

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

Traditional brick-and-mortar retail channels have experienced low growth or declines in recent years, while the ecommerce channel has experienced significant growth. Consumer shopping preferences have shifted, and may continue to shift in the future, to distribution channels other than traditional brick-and-mortar retail channels. Success in the ecommerce channel requires providing products at the right price, products that earn strong ratings and reviews and meaningful engagement with online shoppers. HBB has invested in industry leading selling and marketing capabilities, while maintaining its presence in traditional brick-and-mortar retail channels. However, if we are not successful in utilizing ecommerce channels that consumers may prefer, we may experience a loss in market share and decreased revenue and profitability.

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

Sales of HBB products are related to consumer spending, including general economic conditions affecting disposable consumer income such as unemployment rates, business conditions, interest rates, levels of consumer confidence, energy prices, mortgage rates, the level of consumer debt and taxation. In addition, the retail market for small electric household and specialty housewares appliances is highly seasonal in nature. Accordingly, HBB generally recognizes a substantial portion of our revenue in the second half of the year as sales increase significantly with the fall holiday-selling season. Accordingly, quarter-to-quarter comparisons of past operating results of HBB are meaningful only when comparing equivalent time periods, if at all. Any economic downturn, decrease in consumer spending or shift in consumer spending away from small electric household and specialty housewares appliances may significantly reduce revenue and profitability.

Business Risks

Our results of operations have been adversely affected and, in the future, may be materially adversely impacted by the coronavirus (COVID-19) pandemic.

The ongoing global COVID-19 pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including business shutdowns and limitations, travel restrictions, border closings, restrictions on public gatherings and shelter-in-place restrictions. This has negatively impacted the global economy, disrupted financial markets and resulted in increased unemployment levels, all of which have negatively impacted various industries. Despite our efforts to manage through the current circumstances, the continued spread of COVID-19 and efforts to contain the virus could:

•result in continued disruptions to our supply chain, especially with respect to freight availability and cost;
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
More recently, we have experienced the effects of the COVID-19 pandemic through increasing product and transportation costs.

Over the preceding two years, the fluctuation in levels of the virus’s effects on different portions of the global economy have continued to affect our business as well as other businesses. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce. The situation remains fluid and the potential for a material impact on the Company’s results of operations, financial condition, liquidity, and stock price increases the longer the virus impacts activity levels in the United States and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact the COVID-19 pandemic may have on the Company’s results of operations, financial position, liquidity and stock price. The extent of any impact will depend on the scope of any new virus mutations and outbreaks, the nature of government public health guidelines and the public’s adherence to those guidelines, the rate of individuals becoming fully vaccinated, the public's adherence to guidelines to receive booster shots, the success of business and economic recovery as the pandemic recedes, unemployment levels, the extent to which new shutdowns may be needed, the impact of any further government economic relief on the U.S. economy, consumer confidence and demand for the Company's products. Any of these factors could cause or contribute to the risks and uncertainties included within this Annual Report on Form 10-K and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

Factors that are largely beyond HBB's control, such as inflation and commodity prices for the raw materials needed by suppliers of HBB’s products, may affect the cost of products, and HBB may not be able to pass those costs on to its customers. As an example, HBB’s products require a substantial amount of plastic. Because the primary resource used in plastic is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. When the prices of petroleum, as well as steel, aluminum and copper, increase significantly, supplier price increases may materially reduce our profitability.

Further, our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. These events are currently escalating and creating increasingly volatile global economic conditions. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” A trade war could result in increased costs for raw materials used in the manufacture of our products and could result in Russia and other foreign governments imposing tariffs on products that we import or export, or otherwise limiting our ability to source materials or sell our products abroad. These increased costs would have a negative effect on our financial condition and profitability.

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

HBB is dependent on third-party suppliers for the manufacturing and distribution of our products. Our ability to select reliable suppliers that provide timely deliveries of quality products will impact our success in meeting customer demand. Any supplier's inability to timely deliver products that meet desired specifications or any unanticipated changes in suppliers could be disruptive and costly. Any significant failure by HBB to obtain quality products, in sufficient quantities, on a timely basis, and at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on revenue and profitability. As certain suppliers are primarily based in China, international operations are subject to additional risks including, among others:

•currency fluctuations;
•labor unrest;
•potential political, economic and social instability, including the repercussions of the conflict in Ukraine;
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

Our ability to meet customers’ demands depends, in part, on our ability to obtain the timely and adequate shipment of our products. Certain transportation industry vendors may experience capacity constraints due to increases in volume. For example, 2021 saw continued congestion in several areas of the supply chain, including the supply chain from China to our distribution facility as well as certain customers' ability to send in equipment to pick up or receive goods due to congestion at their facilities, impacted our ability to receive and ship inventory in a timely manner and resulted in increased freight charges. If our transportation industry vendors become capacity constrained, then we may have to identify new vendors or explore alternative order fulfillment methods to ensure we have sufficient shipping capabilities. We have experienced and may continue to experience significant delays in shipping our products to customers and incur additional costs to establish alternative shipping sources if existing vendors are unable to sufficiently handle our shipping volume. We cannot predict if we will be able to obtain alternative shipping sources within the time frames that we require and at a comparable cost.

Further, Russia’s invasion and military attacks on Ukraine, including indirect impacts as a result of sanctions and economic disruption, may cause further constraints on our supply chain. These limitations could impact our ability to supply our products to our customers. If we encounter delays or difficulties that disrupt our ability to supply our products, we may not be able to satisfy customer demand or we may experience a reduction in product stock, which could have a material adverse effect on our financial condition and results of operations.

The Company is dependent on key personnel and the loss of these key personnel could significantly reduce its consolidated profitability.

The Company is highly dependent on the skills, experience and services of its and its subsidiaries’ key personnel and the loss of key personnel could have a material adverse effect on its consolidated business, operating results and financial condition. Employment and retention of qualified personnel is important to the successful conduct of our business. Therefore, the Company's success also depends upon its ability to recruit, hire, train and retain current and additional skilled and experienced management personnel. The Company's inability to hire and retain personnel with the requisite skills could impair its ability to manage and operate its consolidated business effectively and could significantly reduce its consolidated profitability.

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

Cyber-attacks are becoming more sophisticated and include computer viruses or other malicious codes, attacks to gain unauthorized access to data, and other security breaches that could lead to the loss of valuable business data, misappropriation of our consumers’ or employees’ personal information, or a disruption of our critical systems. The Audit Review Committee of the Company is regularly briefed on cybersecurity matters, however despite our security efforts, if unauthorized access does occur, we could become the subject of regulatory action or litigation from our customers, employees, suppliers, and shareholders, which could damage our reputation, require significant expenditures of capital, and cause us to lose business and revenue. Additionally, unauthorized access could also cause interruptions in our operations and might require us to spend significant management time and other resources investigating the event and dealing with local and federal law enforcement. While we have not experienced any material impacts from a cyber-attack, any one or more future cyber-attacks could have a material adverse effect on our financial condition and results of operations.

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

The U.S. government has taken a number of trade actions that impact or could impact our operations, including imposing tariffs on certain goods imported into the United States. In addition, several governments, including the European Union, China and India, have imposed tariffs on certain goods imported from the United States. As the majority of our products are imported into the United States from China, many of our product lines are subject to the tariffs imposed under Section 301 of U.S. trade law that have been applied to separate lists of Chinese goods imported into the United States. The Section 301 tariffs on goods covered by lists 1, 2, 3 and 4a affect approximately 25% of total HBB purchases on an annualized basis. On December 13, 2019, the United States Trade Representative (USTR) announced a “Phase One” agreement with China pursuant to which the U.S. government agreed to suspend the 15% tariffs on List 4b products. On January 15, 2020, USTR issued a Federal Register notice reducing the rate of Section 301 tariffs on List 4a products to 7.5%, effective February 14, 2020. A number of lawsuits and other legal challenges with respect to the Section 301 tariff actions have been filed and remain pending, which could result in changes to the tariffs. To date, the Biden Administration has effectively maintained and has continued to defend and to enforce these particular trade actions. We are continually evaluating the impact of the current and any possible new tariffs on our supply chain, costs, sales and profitability and are considering strategies to mitigate such impact, including reviewing sourcing options, filing requests for exclusion from the tariffs for certain product lines and working with our suppliers and customers. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. government or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.

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

We will lose our status as an emerging growth company as of December 31, 2022, the last day of the fiscal year following the fifth anniversary of our spin-off from NACCO Industries, Inc.

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

Hamilton Beach Holding has two classes of common stock: Class A Common and Class B Common. Holders of Class A Common will be entitled to cast one vote per share and, as of December 31, 2021, accounted for approximately 19.84% of the voting power of Hamilton Beach Holding. Holders of Class B Common are entitled to cast ten votes per share and, as of December 31, 2021, accounted for the remaining voting power of Hamilton Beach Holding. As of December 31, 2021, certain members of the Company's extended founding family held approximately 33.75% of Class A Common and 81.65% of Class B Common. On the basis of this common stock ownership, certain members of the Company's extended founding family could exercise 72.14% of the Company's total voting power. Although there is no voting agreement among such family members, in writing or otherwise, if they were to act in concert, they would exert significant control over the outcome of director elections and other stockholder votes on significant actions, such as certain amendments to the Company's amended and restated certificate of incorporation and sale of the Company or substantially all of its assets. Because such family members could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES
The following table presents the principal distribution and office facilities owned or leased:

	Owned/
Facility Location	Leased	Function(s) (3)
Glen Allen, Virginia	Leased	Corporate headquarters
Geel, Belgium	(1)	Distribution center
Shenzhen, People's Republic of China	(1)	Distribution center
Mexico City, Mexico	Leased	Mexico sales and administrative headquarters
Belleville, Ontario, Canada	Leased	Distribution center
Southern Pines, North Carolina	Owned	Service center for customer returns; catalog distribution center; parts distribution center
Shenzhen, People's Republic of China	Leased	Administrative office
Markham, Ontario, Canada	Leased	Canada sales and administration headquarters
Joinville, Santa Catarina, Brazil	(1)	Distribution center
Shanghai, People's Republic of China	Leased	Sales office
Suzhou, People's Republic of China	(1)	Distribution center
Tultitlan, Mexico	(1)	Distribution center
Byhalia, Mississippi	Leased	Distribution centers (2)

(1)This facility is not owned or leased by HBB. This facility is managed by a third-party distribution provider.
(2)The Company leases two distribution facilities in Byhalia, Mississippi
(3)Sales offices are also leased in several cities in the U.S., Canada, China and Mexico.

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
At December 31, 2021 and 2020, there were 749 and 773, respectively, Class A Common stockholders of record and 855 and 890, respectively, Class B Common stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In May 2018, the Company approved a stock repurchase program for the purchase of up to $25.0 million of the Company's Class A Common outstanding through December 31, 2019. On November 5, 2019, the Company's Board adopted a new stock repurchase program for the purchase of up to $25.0 million of the Company's Class A Common outstanding starting January 1, 2020 and ending December 31, 2021. During the year ended December 31, 2019, the Company repurchased 364,893 shares for an aggregate purchase price of $6.0 million. There were no share repurchases during the years ended December 31, 2021 and 2020. On February 22, 2022, the Company's Board approved a stock repurchase program for the purchase of up to $25 million of the Company's Class A Common outstanding starting February 22, 2022 and ending December 31, 2023.

Item 6. RESERVED

This item is reserved as a result of the Company's adoption of Item 301 of Regulation S-K, pursuant to rules adopted by the Securities and Exchange Commission on November 19, 2020, which included removing the requirement to include selected financial data.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The following discussion and analysis focuses on our financial results for the years ended December 31, 2021 and 2020 and year-to-year comparisons between these years. A discussion of our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is included in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Revenue Recognition: Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenue. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promised good or service that is distinct. The Company has elected to account for shipping and handling activities performed after a customer obtains control of the goods as activities to fulfill the promise to transfer the goods, and therefore these activities are not assessed as a separate service to customers. The amount of revenue recognized varies primarily with price concessions and changes in returns. The Company offers price concessions to our customers for incentive offerings, special pricing agreements, price competition, promotions or other volume-based arrangements. We determine whether price concessions offered to our customers are a reduction of the transaction price and revenue or are advertising expense, depending on whether we receive a distinct good or service from our customers and, if so, whether we can reasonably estimate the fair value of that distinct good or service. We evaluated such agreements with our customers and determined they should be accounted for as variable consideration.

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

The Company monitors its estimates of variable consideration, which includes returns and price concessions, and periodically makes adjustments to the carrying amounts as appropriate. During 2021, there were no material adjustments to the aforesaid estimates and the Company's past results of operations have not been materially affected by a change in these estimates. Although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change these estimates in the future.

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
Changes to the estimate of any of these factors could result in a material change to the Company's pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2021 assumptions are used to calculate 2022 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2022 of approximately $0.4 million for the plans. A one percentage-point change in the discount rate would result in a change in pension expense for 2022 by less than $0.1 million. A one percentage-point increase in the discount rate would have lowered the plans’ projected benefit obligation as of the end of 2021 by approximately $1.5 million; while a one percentage-point decrease in the discount rate would have raised the plans’ projected benefit obligation as of the end of 2021 by approximately $1.7 million.

RESULTS OF OPERATIONS

The results of operations for Hamilton Beach Holding were as follows for the years ended December 31:

2021 Compared with 2020

	Year Ended December 31
	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Revenue	$658,394	100.0%	$603,713	100.0%	$54,681	9.1%
Cost of sales	521,892	79.3%	465,059	77.0%	56,833	12.2%
Gross profit	136,502	20.7%	138,654	23.0%	(2,152)	(1.6)%
Selling, general and administrative expenses	104,763	15.9%	99,990	16.6%	4,773	4.8%
Amortization of intangible assets	200	—%	1,249	0.2%	(1,049)	(84.0)%
Operating profit (loss)	31,539	4.8%	37,415	6.2%	(5,876)	(15.7)%
Interest expense, net	2,854	0.4%	1,998	0.3%	856	42.8%
Other expense (income), net	(272)	—%	1,685	0.3%	(1,957)	(116.1)%
Income (loss) from continuing operations before income taxes	28,957	4.4%	33,732	5.6%	(4,775)	(14.2)%
Income tax expense	7,651	1.2%	9,665	1.6%	(2,014)	(20.8)%
Net income from continuing operations	21,306	3.2%	24,067	4.0%	(2,761)	(11.5)%
Income (loss) from discontinued operations, net of tax	—	n/m	22,191	n/m	(22,191)	n/m
Net income (loss)	$21,306		$46,258		$(24,952)

Effective income tax rate on continuing operations	26.4%	28.7%

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The following table identifies the components of the change in revenue for 2021 compared with 2020:

Revenue
2020	$603,713
(Decrease) increase from:
Unit volume and product mix	37,069
Foreign currency	4,814
Average sales price	12,798
2021	$658,394

Revenue - Revenue increased $54.7 million, or 9.1%. The Company had higher sales in the North American consumer market, driven by continued strong demand in the US and Latin American markets and an increase in average sales price, a result of the previously announced price increases that were implemented during the back half of 2021. Revenue in the Global Commercial market increased $10.9 million compared to prior year as the market rebounded from the pandemic-related demand softness in the prior year. Ecommerce revenue represents 37.5% of total sales for the year ended December 31, 2021 and increased 22.4% compared to 2020.

Gross profit - Gross profit margin decreased to 20.7% from 23.0% due to significantly higher transportation costs, as a result of the disruption and congestion in the supply chain. These costs were not fully offset by the price increases implemented by the Company during the second half of 2021. Additionally, gross profit in 2020 includes a benefit of approximately $2.1 million for tariff relief.

Selling, general and administrative expenses - Selling, general and administrative expenses increased $4.8 million, driven primarily by $2.9 million of incremental expenses incurred during the relocation of the Company's distribution center, an increase in employee-related costs, and a full year of depreciation expense for ERP-related capitalized software compared to six months of expense in the prior year. Included in selling, general and administrative expenses for the year ended December 31, 2020 is $1.9 million of charges to write-off unrealizable assets created as a result of the unauthorized transactions at our Mexico subsidiary identified during the quarter ended March 31, 2020 which resulted in a restatement filed on Form 10-K/A for the year ended December 31, 2019, offset by a net $1.0 million reduction to the accruals for litigation and environmental reserves.

Other expense (income), net - Other expense (income), net in 2021 includes currency losses of $0.6 million in the current year compared to currency losses of $1.7 million in 2020.

Income tax expense - The effective tax rate on income from continuing operations was 26.4% and 28.7% for the twelve months ended December 31, 2021 and 2020, respectively. The effective tax rate was lower for the twelve months ended December 31, 2021 due to an expense related to the loss on Kitchen Collections dissolution in the prior year that did not recur, the reversal of deferred taxes related to certain foreign items and a reduction in the current year valuation allowance, partially offset by state income taxes and non-deductible expenses.
LIQUIDITY AND CAPITAL RESOURCES

Hamilton Beach Brands Holding Company cash flows are provided by dividends paid or distributions made by its subsidiary. The only material assets held by it are the investment in its consolidated subsidiary. As a result, certain statutory limitations or regulatory or financing agreements could affect the levels of distributions allowed to be made by its subsidiary. Hamilton Beach Brands Holding Company has not guaranteed any of the obligations of its subsidiary.

HBB's principal sources of cash to fund liquidity needs are: (i) cash generated from operations and (ii) borrowings available under the revolving credit facility, as defined below. HBB's primary use of funds consists of working capital requirements, operating expenses, capital expenditures, and payments of principal and interest on debt. At December 31, 2021, the Company had cash and cash equivalents for continuing operations of $1.1 million, compared to $2.4 million at December 31, 2020.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
We believe we are well positioned to effectively navigate the ongoing COVID-19 pandemic for a number of reasons. Demand for certain retail small kitchen appliances in the U.S. remains strong as consumers prepare more food and beverages at home. We have implemented a number of mitigation strategies, including previously announced price increases, are managing discretionary expenses, and have sufficient availability under the revolving credit facility to meet our future anticipated obligations. We will continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19 and closely monitor our liquidity.

The following table presents selected cash flow information from continuing operations:

	Year Ended December 31
	(In thousands)
	2021	2020
Net cash provided by (used for) operating activities from continuing operations	$17,857	$(27,934)
Net cash provided by (used for) investing activities from continuing operations	$(11,844)	$(3,812)
Net cash provided by (used for) financing activities from continuing operations	$(7,266)	$34,180
December 31, 2021 Compared with December 31, 2020

    Operating activities - Net cash provided by operating activities was $17.9 million compared to cash used for operating activities of $27.9 million in 2020 primarily due to net working capital which was a use of cash of $1.5 million in 2021 compared to a use of cash of $66.9 million in 2020. In 2021, Trade receivables provided net cash of $27.6 million compared to a use of cash of $41.3 million in the prior year due to the timing of collections and increased fourth quarter sales in 2020 compared to 2021. This was partially offset by changes in other assets and other liabilities, primarily federal income taxes paid, payment of a previously accrued legal settlement and an increase in the net pension plan assets.

    Investing activities - Net cash used for investing activities increased in 2021 compared to 2020 due to capital spending for the Company's new distribution center leased facility, which is partially offset by $4.0 million in lease incentives and tenant improvement allowances classified as cash provided by operating activities.

    Financing activities - Net cash used for financing activities was $7.3 million in 2021 compared to cash provided by financing activities of $34.2 million primarily due to a decrease in HBB's net borrowing activity on the revolving credit facility. Borrowings on the revolving credit facility are used to fund net working capital.

Capital Resources

On September 17, 2021, HBB entered into Amendment No. 10 to its Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as Parent and U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower (the “Amendment”). Among other changes, the Amendment increased the credit facility from $125 million to $150 million, amended the pricing grid and increased the eligible inventory included in the borrowing base. Under the Amendment, dividends to Hamilton Beach Brands Holding Company are not to exceed $7.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $18.0 million. Dividends to Hamilton Beach Brands Holding Company are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $30 million. In addition, the Amendment provides mechanics relating to the transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR with a replacement or alternative benchmark interest rate.

The Company expects to continue to borrow against the facility and make voluntary repayments within the next twelve months. Repayment of the credit facility is due on June 30, 2025, therefore all borrowings are classified as long term debt as of December 31, 2021. The obligations under the HBB Facility are secured by substantially all of HBB's assets.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
At December 31, 2021, the borrowing base under the HBB Facility was $149.0 million and borrowings outstanding were $96.8 million. At December 31, 2021, the excess availability under the HBB Facility was $52.2 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2021, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.75%, respectively. The applicable margins, effective December 31, 2021, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.75%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the year ended December 31, 2021 was 3.38%, including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $25.0 million at December 31, 2021 at an average fixed interest rate of 1.7%. HBB also entered into delayed-start interest rate swaps during the second and third quarter of 2021. These swaps have notional values totaling $75.0 million as of December 31, 2021, with an average fixed interest rate of 1.2%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Under Amendment No. 10 to the HBB Facility, dividends to Hamilton Beach Holding are not to exceed $7.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $18.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $30.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. December 31, 2021, HBB was in compliance with all financial covenants in the HBB Facility.

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

Contractual Obligations, Contingent Liabilities and Commitments

Following is a table which summarizes the contractual obligations of Hamilton Beach Holding as of December 31, 2021:

	Payments Due by Period
Contractual Obligations	Total	2022	2023	2024	2025	2026	Thereafter

Revolving credit agreements	$96,837	$—	$—	$—	$96,837	$—	$—
Variable interest payments on HBB Facility	9,936	3,228	2,731	2,698	1,279	—	—
Purchase and other obligations	288,384	288,217	69	64	34	—	—
Operating lease obligations	73,196	7,619	7,929	7,765	5,887	5,404	38,592
Total contractual cash obligations	$468,353	$299,064	$10,729	$10,527	$104,037	$5,404	$38,592

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
HBB’s variable interest payments are calculated based upon HBB's anticipated payment schedule and the December 31, 2021 base rate and applicable margins, as defined in the HBB Facility. A 1/8% increase in the base rate would increase HBB’s estimated total annual interest payments on the HBB Facility by approximately $0.1 million.

HBB's purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.

An event of default, as defined in the HBB Facility and in HBB's operating lease agreements, could cause an acceleration of the payment schedule. No such event of default for HBB has occurred or is anticipated to occur.

Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s decisions to contribute above the minimum regulatory funding requirements. As a result, pension funding has not been included in the table above. HBB does not expect to contribute to its pension plans in 2022. Pension benefit payments are made from assets of the pension plans.

Off Balance Sheet Arrangements

The Company has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.

Recently Issued and Adopted Accounting Standards

Refer to Note 1 to the consolidated financial statements for discussion of recently issued and adopted accounting standards.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
FORWARD-LOOKING STATEMENTS

The statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include, without limitation: (1) the Company’s ability to source and ship products to meet anticipated demand, (2) the Company’s ability to successfully manage ongoing constraints throughout the global transportation supply chain, (3) the unpredictable nature of the COVID-19 pandemic and its potential impact on the Company's business; (4) the direct and indirect impacts of the increasingly volatile global economic conditions as a result of the conflict in Ukraine; (5) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (6) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (7) bankruptcy of or loss of major retail customers or suppliers, (8) changes in costs, including transportation costs, of sourced products, (9) delays in delivery of sourced products, (10) changes in or unavailability of quality or cost effective suppliers, (11) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which the Company buys, operates and/or sells products, (12) the impact of tariffs on customer purchasing patterns, (13) product liability, regulatory actions or other litigation, warranty claims or returns of products, (14) customer acceptance of, changes in costs of, or delays in the development of new products, (15) increased competition, including consolidation within the industry, (16) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB products, (17) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, and (18) other risk factors, including those described in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2021. Furthermore, the situation surrounding COVID-19, including the mutation of variants, remains fluid and the potential for a material impact on the Company’s results of operations, financial condition, liquidity, and stock price increases the longer the virus impacts activity levels in the U.S. and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on its results of operations, financial position, liquidity and stock price. The extent of any impact will depend on the scope of any new virus mutations and outbreaks, the nature of government public health guidelines and the public’s adherence to those guidelines, the rate of individuals becoming fully vaccinated, the public's adherence to guidelines to receive booster shots, the success of business and economic recovery as the pandemic recedes, unemployment levels, the extent to which new shutdowns may be needed, the impact of any further government economic relief on the U.S. economy, consumer confidence and demand for the Company's products.

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
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a payable of $0.9 million at December 31, 2021. A hypothetical 10% decrease in interest rates would cause a decrease of $0.3 million in the fair value of interest rate swap agreements and the resulting fair value would be a payable of $1.2 million. Additionally, a hypothetical 10% increase in interest rates would not have a material impact to the Company's interest expense, net of $2.9 million at December 31, 2021.
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
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a net receivable of less than $0.1 million at December 31, 2021. Assuming a hypothetical 10% weakening of the U.S. dollar at December 31, 2021, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.6 million compared with its fair value at December 31, 2021.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2021 that would require disclosure pursuant to this Item 9.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of December 31, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation of Material Weakness related to Income taxes

During the fourth quarter of 2020, Management identified and disclosed a material weakness in our internal control over financial reporting related to controls over our income tax accounting process to identify and accurately measure deferred tax assets, deferred tax liabilities and income taxes payable and the related income tax expense.

In order to remediate the material weakness, we implemented a plan of remediation to strengthen our internal controls over financial reporting. The steps taken to remediate the Company’s material weakness included the following:

a.Reviewed the organization structure and resources to ensure the appropriate level of tax experience to support the income taxes accounting process;
b.Enhanced the design of the processes and controls related to deferred income taxes, income taxes payable and the related income tax expense;
c.Enhanced the monitoring activities related to income taxes; and
d.Enhanced the level of precision in the management review controls related to income taxes.

The actions described above to address the material weakness are fully implemented and the operational effectiveness of related internal controls has been validated through testing. Based on the actions taken, and the testing and evaluation of the effectiveness of the controls, management concluded that these controls are operating effectively and the material weakness described above has been remediated as of December 31, 2021.

The Company's effectiveness of internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.

Changes in Internal Control over Financial Reporting: Other than with respect to the material weakness related to income taxes discussed above that was identified as of December 31, 2020 and subsequently remediated as of December 31, 2021, there were no changes in the Company’s internal control over financial reporting identified during the fourth quarter of 2021, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2022 Proxy Statement under the subheadings “Part II — Proposals To Be Voted On At The 2022 Annual Meeting — Proposal 1 — Election of Directors — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2022 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Board Committees,” and “Part I — Corporate Governance Information — Description of Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2022 Proxy Statement under the subheading “Part IV — Other Important Information — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2022 Proxy Statement under the headings “Part III — Executive Compensation Information” which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
     STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2022 Proxy Statement under the subheading “Part IV — Other Important Information — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2022 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Review and Approval of Related Person Transactions,” which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2022 Proxy Statement under the heading “Part II — Proposals To Be Voted On At The 2022 Annual Meeting — Proposal 4 — Ratification of the Appointment of Ernst & Young LLP as the Company's Independent Registered Public Accounting Firm for 2022,” which information is incorporated herein by reference.

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

4.3	Description of Registrant's Securities is attached hereto as Exhibit 4.3.
(10) Material Contracts.

10.1
Stockholders' Agreement, dated as of September 29, 2017, among Hamilton Beach Brands Holding Company, the other signatories thereto and Hamilton Beach Brands Holding Company, as depository, is incorporated by reference to Exhibit 10.4 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on October 4, 2017.

10.2
Amendment to Stockholder's Agreement, dated as of February 24, 2020, among the depository, Hamilton Beach Brands Holding Company, the new Participating Stockholder signatories thereto and the Participating Stockholders is incorporated by reference to Exhibit 10.38 of Hamilton Beach Brands Holding Company's Annual Report on Form 10-K/A, filed on July 24, 2020.

10.3
Amendment to Stockholders’ Agreement, dated as of December 21, 2020, by and between the Depository, the Issuer, the new Participating Stockholders and the Participating Stockholders is incorporated by reference to Exhibit 19 to the Participating Stockholders’ Schedule 13D/A, filed by the Participating Stockholders on February 12, 2021, Commission File Number 005-90132

10.4
Amendment to Stockholders' Agreement, dated as of February 11, 2022, by and among the Depository, Hamilton Beach Brands Holding Company, the new Participating Stockholder signatories thereto and the Participating Stockholders is incorporated by reference to Exhibit 18 to the Participating Stockholders’ Schedule 13D/A, filed by the Participating Stockholders on February 11, 2022, Commission File Number 005-90132

10.5
Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger and Sole Lead Bookrunner, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc. (as US Borrower), and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower), as Borrowers, dated as of May 31, 2012 is incorporated herein by reference to Exhibit 10.1 to NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on June 6, 2012, Commission File Number 1-9172.

10.6
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

10.7
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

10.8
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

10.9
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

10.10
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

10.11
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

10.12
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

10.14
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

10.15
Amendment No. 8 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc., as Parent and U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated November 23, 2020, incorporated by reference to Exhibit 10.23 of Hamilton Beach Brands Holding Company's Annual Report on Form 10-K, filed on March 22, 2021.

10.16
Amendment No. 9 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc., as Parent and U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated April 9, 2021, incorporated by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Current Report on Form 10-Q, filed on May 5, 2021.

10.17
Amendment No. 10 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated September 17, 2021 is incorporated by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Current Report on Form 10-Q, filed on November 3, 2021.

10.18*
The Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan (Effective January  1, 2014) (incorporated herein by reference to Exhibit 10.1 to the NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on May 9, 2014, Commission File Number 1-9172).

10.19*
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

10.21*
Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March  1, 2015) is incorporated herein by reference to Exhibit 10.2 to NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on May 18, 2015, Commission File Number 1-9172.

10.22*
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

10.24*
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

10.28*
Amended and Restated Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, dated as of March 1, 2020, is incorporated by reference to Appendix A of Hamilton Beach Brands Holding Company's Proxy Statement, filed on March 26, 2020.

10.29*
Form of Cashless Exercise Award Agreement for the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan incorporated by reference to Exhibit 10.2 of Hamilton Beach Brands Holding Company's Current Report on Form 10-Q, filed on May 5, 2021.

10.30*
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

10.33*
Hamilton Beach Brands Holding Company Non-Employee Directors’ Equity Compensation Plan (Amended and Restated Effective May 18, 2021), incorporated herein by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Current Report on Form 10-Q, filed on August 4, 2021.

10.34*
The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January  1, 2015) (incorporated herein by reference to Exhibit 10.71 to the NACCO Industries, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172).

10.35*
Amendment No.1 to The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January  1, 2015) (incorporated herein by reference to Exhibit 10.77 to the NACCO Industries, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Commission File Number 1-9172).

10.36*
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hamilton Beach Brands Holding Company
(Registrant)

	Signature	Title	Date
By:	/s/ Michelle O. Mosier	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)	March 9, 2022
Michelle O. Mosier

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned director of Hamilton Beach Brands Holding Company hereby appoints Michelle O. Mosier as the true and lawful attorney or attorney-in-fact, with full power of substitution and revocation, for the undersigned and in the name, place and stead of the undersigned, to sign on behalf of the undersigned as director of Hamilton Beach Brands Holding Company, a Delaware corporation, any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney or attorney-in-fact full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney or attorney-in-fact substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory H. Trepp
Gregory H. Trepp	President and Chief Executive Officer (Principal Executive Officer), Director	March 9, 2022

/s/ Michelle O. Mosier
Michelle O. Mosier	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)	March 9, 2022

/s/ Mark R. Belgya
Mark R. Belgya	Director	March 9, 2022

/s/ J.C. Butler, Jr.
J.C. Butler, Jr.	Director	March 9, 2022

/s/ Paul D. Furlow
Paul D. Furlow	Director	March 9, 2022

Signature	Title	Date

/s/ John P. Jumper
John P. Jumper	Director	March 9, 2022

/s/ Dennis W. LaBarre
Dennis W. LaBarre	Director	March 9, 2022

/s/ Michael S. Miller
Michael S. Miller	Director	March 9, 2022

/s/ Alfred M. Rankin, Jr.
Alfred M. Rankin, Jr.	Director	March 9, 2022

/s/ Thomas T. Rankin
Thomas T. Rankin	Director	March 9, 2022

/s/ James A. Ratner
James A. Ratner	Director	March 9, 2022

/s/ Clara R. Williams
Clara R. Williams	Director	March 9, 2022

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2021

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hamilton Beach Brands Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Beach Brands Holding Company (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2021, and the related notes and Financial Statement Schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 9, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 9, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hamilton Beach Brands Holding Company

Opinion on Internal Control over Financial Reporting

We have audited Hamilton Beach Brands Holding Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hamilton Beach Brands Holding Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated March 9, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Cleveland, Ohio
March 9, 2022

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2021	2020	2019
	(In thousands, except per share data)
Revenue	$658,394	$603,713	$611,786
Cost of sales	521,892	465,059	483,234
Gross profit	136,502	138,654	128,552
Selling, general and administrative expenses	104,763	99,990	100,381
Amortization of intangible assets	200	1,249	1,377
Operating profit (loss)	31,539	37,415	26,794
Interest expense, net	2,854	1,998	2,975
Other expense (income), net	(272)	1,685	(358)
Income (loss) from continuing operations before income taxes	28,957	33,732	24,177
Income tax expense (benefit)	7,651	9,665	9,084
Net income (loss) from continuing operations	21,306	24,067	15,093
Income (loss) from discontinued operations, net of tax	—	22,191	(28,600)
Net income (loss)	$21,306	$46,258	$(13,507)

Basic earnings (loss) per share:
Continuing operations	$1.54	$1.76	$1.10
Discontinued operations	—	1.62	(2.09)
Basic earnings (loss) per share	$1.54	$3.39	$(0.99)

Diluted earnings (loss) per share:
Continuing operations	$1.53	$1.76	$1.10
Discontinued operations	—	1.62	(2.09)
Diluted earnings (loss) per share	$1.53	$3.37	$(0.99)

Basic weighted average shares outstanding	13,880	13,657	13,690
Diluted weighted average shares outstanding	13,930	13,712	13,726
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2021	2020	2019
	(In thousands)
Net income (loss)	$21,306	$46,258	$(13,507)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	726	1,481	510
Loss on long-term intra-entity foreign currency transactions	(828)	(3,035)	(79)
Cash flow hedging activity	320	(540)	(1,569)
Reclassification of hedging activities into earnings	386	(463)	349
Pension plan adjustment	2,210	630	1,410
Reclassification of pension adjustments into earnings	419	583	348
Total other comprehensive income (loss), net of tax	$3,233	$(1,344)	$969
Comprehensive income (loss)	$24,539	$44,914	$(12,538)
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2021	2020
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$1,125	$2,415
Trade receivables, net	119,580	144,797
Inventory	183,382	173,962
Prepaid expenses and other current assets	14,273	15,118
Total current assets	318,360	336,292
Property, plant and equipment, net	30,485	23,490
Goodwill	6,253	6,253
Other intangible assets, net	1,692	1,892
Deferred tax assets	4,006	6,965
Deferred costs	18,703	13,449
Other non-current assets	3,005	2,827
Total assets	$382,504	$391,168
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$131,912	$152,054
Accounts payable to NACCO Industries, Inc.	—	505
Accrued compensation	11,719	15,981
Accrued product returns	6,429	6,853
Other current liabilities	14,116	23,677
Total current liabilities	164,176	199,070
Revolving credit agreements	96,837	98,360
Other long-term liabilities	19,212	13,633
Total liabilities	280,225	311,063
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—
Class A Common stock, par value $0.01 per share; 10,267 and 10,006 shares issued as of December 31, 2021 and 2020, respectively	103	100
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis; 4,000 and 4,045 shares issued as of December 31, 2021 and 2020, respectively	40	41
Capital in excess of par value	61,586	58,485
Treasury stock	(5,960)	(5,960)
Retained earnings	60,753	44,915
Accumulated other comprehensive loss	(14,243)	(17,476)
Total stockholders’ equity	102,279	80,105
Total liabilities and stockholders' equity	$382,504	$391,168
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2021	2020	2019
	(In thousands)
Operating activities
Net income (loss) from continuing operations	$21,306	$24,067	$15,093
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	4,913	3,907	4,002
Deferred income taxes	2,110	(1,431)	1,487
Stock compensation expense	3,237	3,978	2,797
Other	1,025	2,055	616
Net changes in operating assets and liabilities:
Affiliate payable	(505)	9	(1,920)
Trade receivables	27,631	(41,314)	(22,769)
Inventory	(9,077)	(65,808)	13,674
Other assets	(4,729)	(550)	1,127
Accounts payable	(20,037)	40,215	(7,043)
Other liabilities	(8,017)	6,938	(6,842)
Net cash provided (used for) by operating activities from continuing operations	17,857	(27,934)	222
Investing activities
Expenditures for property, plant and equipment	(11,844)	(3,312)	(4,122)
Other	—	(500)	—
Net cash (used for) provided by investing activities from continuing operations	(11,844)	(3,812)	(4,122)
Financing activities
Net additions (reductions) to revolving credit agreements	(1,550)	39,761	11,873
Purchase of treasury stock	—	—	(5,960)
Cash dividends paid	(5,468)	(5,053)	(4,851)
Financing fees paid	(114)	(528)	—
Other financing	(134)	—	—
Net cash (used for) provided by financing activities from continuing operations	(7,266)	34,180	1,062
Cash flows from discontinued operations
Net cash provided by (used for) operating activities from discontinued operations	—	(6,193)	3,953
Net cash provided by (used for) investing activities from discontinued operations	—	6	585
Net cash provided by (used for) financing activities from discontinued operations	—	—	(103)
Cash (used for) provided by discontinued operations	—	(6,187)	4,435
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(33)	25	(785)
Cash, cash equivalents and restricted cash
Increase (decrease) for the period from continuing operations	(1,286)	2,459	(3,623)
Increase (decrease) for the year from discontinued operations	—	(6,187)	4,435
Balance at the beginning of the year	3,436	7,164	6,352
Balance at the end of the year	$2,150	$3,436	$7,164

Reconciliation of cash, cash equivalents and restricted cash
Continuing operations:
Cash and cash equivalents	$1,125	$2,415	$2,142
Restricted cash included in prepaid expenses and other current assets	48	208	—
Restricted cash included in other non-current assets	977	813	—
Cash and cash equivalents of discontinued operations	—	—	5,022
Total cash, cash equivalents, and restricted cash	$2,150	$3,436	$7,164
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2019	$93	$44	$51,714	$—	$22,068	$(17,101)	$56,818
Net income (loss)	—	—	—	—	(13,507)	—	(13,507)
Issuance of common stock, net of conversions	5	(3)	(2)	—	—	—	—
Purchase of treasury stock	—	—	—	(5,960)	—	—	(5,960)
Stock compensation expense	—	—	2,797	—	—	—	2,797
Cash dividends, $0.355 per share	—	—	—	—	(4,851)	—	(4,851)
Other comprehensive income (loss)	—	—	—	—	—	272	272
Reclassification adjustment to net income	—	—	—	—	—	697	697
Balance, December 31, 2019	$98	$41	$54,509	$(5,960)	$3,710	$(16,132)	$36,266
Net income (loss)	—	—	—	—	46,258	—	46,258
Issuance of common stock, net of conversions	2	—	(2)	—	—	—	—
Stock compensation expense	—	—	3,978	—	—	—	3,978
Cash dividends, $0.37 per share	—	—	—	—	(5,053)	—	(5,053)
Other comprehensive income (loss)	—	—	—	—	—	(1,464)	(1,464)
Reclassification adjustment to net income (loss)	—	—	—	—	—	120	120
Balance, December 31, 2020	$100	$41	$58,485	$(5,960)	$44,915	$(17,476)	$80,105
Net income (loss)	—	—	—	—	21,306	—	21,306
Issuance of common stock, net of conversions	3	(1)	(2)	—	—	—	—
Stock compensation expense	—	—	3,103	—	—	—	3,103
Cash dividends, $0.395 per share	—	—	—	—	(5,468)	—	(5,468)
Other comprehensive income (loss)	—	—	—	—	—	2,428	2,428
Reclassification adjustment to net income (loss)	—	—	—	—	—	805	805
Balance, December 31, 2021	$103	$40	$61,586	$(5,960)	$60,753	$(14,243)	$102,279
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

The only material assets held by Hamilton Beach Brands Holding Company are its investments in its consolidated subsidiary. Substantially all of its cash flows are provided by dividends paid or distributions made by its subsidiary. Hamilton Beach Brands Holding Company has not guaranteed any obligations of its subsidiary.

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

Segment Information

As of December 31, 2021, HBB is the Company’s single reportable operating segment. This is supported by the operational structure of HBB which is designed and managed to share resources across the entire suite of products offered by the business. Such resources include research and development, product design, marketing, operations, and administrative functions. The Company's chief operating decision maker does not regularly review financial information for individual product categories, sales channels, or geographic regions that would allow decisions to be made about allocation of resources or performance. Since the Company operates in one reportable segment, all required financial segment information can be found in the consolidated financial statements.

Discontinued Operations

A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity's operations and financial results. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations. There are no assets and liabilities of discontinued operations as of December 31, 2021 and 2020. KC’s cash flows are reflected as cash flows from discontinued operations within the Company’s Consolidated Statements of Cash Flows for each period presented.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities (if any). Actual results could differ from those estimates.

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
HBB maintains significant trade receivables balances with several large retail customers. At December 31, 2021 and 2020, receivables from HBB’s five largest customers represented 61% and 66%, respectively, of HBB's net trade receivables. HBB’s significant credit concentration is uncollateralized; however, historically, minimal credit losses have been incurred.

Transfer of Financial Assets

HBB has entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. HBB utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, HBB receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer.  Under this arrangement, HBB derecognized $140.7 million, $162.4 million, and $162.7 million of trade receivables during 2021, 2020 and 2019, respectively.  The losses incurred on sold receivables in the consolidated results of operations for the years ended December 31, 2021, 2020, and 2019 were not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. Adjustments to the carrying value are recorded for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

Assets Held for Sale

During the fourth quarter of 2020, the Company committed to a plan to sell its Brazilian subsidiary and determined that it met all of the criteria to classify the assets and liabilities of this business as held for sale. In April 2021, the Company made the decision to wind down the Brazilian subsidiary and enter into a licensing agreement with a third party to service the Brazilian market. As a result, the Company is no longer committed to selling the subsidiary. The carrying amounts of the assets were reclassified to held and used during the second quarter of 2021. The disposal group had $1.9 million of accumulated other comprehensive losses at December 31, 2021, which will be recognized in net income upon substantial liquidation of the Brazilian subsidiary which is expected to occur in the first half of 2022.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquisitions over the estimated fair value of the net assets acquired. Goodwill is not amortized but evaluated at least annually for impairment. The Company conducts its annual test for impairment as of October 1 of each year and it may be conducted more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists.  Using a qualitative assessment in the current year, the Company determined that it was more-likely-than-not that the goodwill was not impaired and a quantitative test for impairment was not required.

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

Environmental Liabilities

HBB and environmental consultants are investigating or remediating historical environmental contamination at some current and former sites operated by HBB or by businesses it acquired. Liabilities for environmental matters are recorded in the period when it is determined to be probable and reasonably estimable that the Company will incur costs. When only a range of amounts is reasonably estimable and no amount within the range is more probable than another, the Company records the low end of the range. Environmental liabilities are recorded on an undiscounted basis and associated expense is recorded in selling, general, and administrative expenses. When recovery of a portion of an environmental liability is probable, such amounts are recognized as a reduction to selling, general, and administrative expenses and included in prepaid expenses and other current assets (current portion) and other non-current assets until settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenue. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promised good or service that is distinct. The Company has elected to account for shipping and handling activities performed after a customer obtains control of the goods as activities to fulfill the promise to transfer the goods, and therefore these activities are not assessed as a separate service to customers. The amount of revenue recognized varies primarily with price concessions and changes in returns. The Company offers price concessions to its customers for incentive offerings, special pricing agreements, price competition, promotions or other volume-based arrangements. The Company determines whether price concessions offered to its customers are a reduction of the transaction price and revenue or are advertising expense, depending on whether the Company receives a distinct good or service from our customers and, if so, whether the Company can reasonably estimate the fair value of that distinct good or service. The Company evaluated such agreements with our customers and determined they should be accounted for as variable consideration.

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

Product Development Costs

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs, included in selling, general and administrative expenses, amounted to $8.6 million, $10.0 million, and $12.1 million in 2021, 2020, and 2019, respectively.

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

Stock Compensation

Pursuant to the Executive Long-Term Equity Incentive Plan (the "Executive Plan") established in September 2017, and amended and restated in March 2020, the Company grants shares of Class A Common, subject to transfer restrictions, as a means of retaining and rewarding selected employees for long-term performance. Shares awarded under the Executive Plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends after three, five or ten years from the award date or at the earliest of (i) three years after the participant's retirement date, or (ii) the participant's death or permanent disability. The Company issued 158,272, 94,898, and 118,688 shares of Class A Common in the years ended December 31, 2021, 2020, and 2019, respectively. After the issuance of these shares, there were 272,630 shares of Class A Common available for issuance under this plan. Stock compensation expense related to the Executive Plan was $2.1 million, $2.9 million, and $1.6 million for the years ended December 31, 2021, 2020, and 2019, respectively, and was based on the fair value of Class A Common on the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the annual retainer for each non-employee director is paid in transfer-restricted shares of Class A Common. For the year ended December 31, 2021, $105,000 ($150,000 for the Chairman) of the non-employee director's annual retainer of $167,000 ($250,000 for the Chairman) was paid in transfer-restricted shares of Class A Common. For the year ended December 31, 2020, $100,000 ($150,000 for the Chairman) of the non-employee director's annual retainer of $162,000 ($250,000 for the Chairman) was paid in transfer-restricted shares of Class A Common. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the transfer restriction period ends at the earliest of (i) ten years after the Quarter Date with respect to which such Required Shares were issued or transferred, (ii) the date of the director's death or date the director terminates service as a director due to permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date the director has both retired from the Board of Directors and has reached age 70. Pursuant to this plan, the Company issued 57,735, 74,337, and 50,237 shares in the years ended December 31, 2021, 2020 and 2019, respectively. In addition to the mandatory retainer fee received in transfer-restricted stock, directors may elect to receive shares of Class A Common in lieu of cash for up to 100% of the balance of their annual retainer, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 1,768 and 2,343 in 2021 and 2020. No shares were issued under voluntary elections in 2019. After the issuance of these shares, there were 283,869 shares of Class A Common available for issuance under this plan. Stock compensation expense related to these awards was $1.1 million, $1.1 million, and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Stock compensation expense represents fair value based on the market price of the shares of Class A Common on the grant date.

Treasury Stock

The Company records the aggregate purchase price of treasury stock at cost and includes treasury stock as a reduction to stockholders' equity.

Income Taxes

Tax law requires certain items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible for tax purposes, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities using currently enacted tax rates. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date. The Company is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted law and tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, or changes in the Company's structure or tax status.

The Company's tax assets, liabilities, and tax expense are supported by historical earnings and losses and the Company's best estimates and assumptions of future earnings by jurisdiction. The Company assesses whether a valuation allowance should be established against the Company's deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses. When the Company determines, based on all available evidence, that it is more likely than not that deferred tax assets will not be realized, a valuation allowance is established.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Recently Issued Accounting Standards

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is planning to adopt ASU 2016-02 when required and is currently evaluating to what extent ASU 2016-02 will affect the Company's financial position, results of operations, cash flows and related disclosures. The Company expects to record additional material assets and corresponding liabilities related to operating leases in the statement of financial position.

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

NOTE 2 - Discontinued Operations

On October 10, 2019, the Board approved the wind down of KC's retail operations due to further deterioration in foot traffic which lowered the Company's outlook for the prospect of a future return to profitability. By December 31, 2019, all retail stores were closed and operations ceased. Accordingly, KC is reported as discontinued operations in all periods presented. KC completed its dissolution on April 3, 2020 with a pro-rata distribution of its remaining assets to creditors, at which time the KC legal entity ceased to exist and was no longer consolidated by the Company. Neither Hamilton Beach Brands Holding Company nor HBB received a distribution.

KC’s operating results are reflected as discontinued operations for all periods presented. The major line items constituting the income (loss) from discontinued operations, net of tax are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	Year Ended December 31
	2020	2019
Revenue	$631	$100,860
Cost of sales	—	62,927
Gross profit	631	37,933
Selling, general and administrative expenses	1,346	54,047
Adjustment of lease termination liability (1)	(16,457)	15,186
Adjustment of other current liabilities(2)	(6,608)	—
Operating profit (loss)	22,350	(31,300)
Interest expense	—	583
Other expense, net	88	26
Income (loss) from discontinued operations before income taxes	22,262	(31,909)
Income tax expense (benefit)	71	(3,309)
Income (loss) from discontinued operations, net of tax	$22,191	$(28,600)

(1)    For the year ended December 31, 2020, represents an adjustment to the lease termination obligation based on the final distribution of KC's remaining assets on April 3, 2020.
(2)    Represents an adjustment to the carrying value of substantially all of the other current liabilities based on the final distribution of KC's remaining assets on April 3, 2020.

Due to the dissolution of KC, there were no assets or liabilities associated with KC as of December 31, 2021 and 2020. Neither Hamilton Beach Brands Holding Company nor HBB has guaranteed any obligations of KC.

NOTE 3 - Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2021	2020
Land	$226	$226
Furniture and fixtures	11,485	10,957
Building and improvements	9,737	10,145
Machinery and equipment	32,392	33,601
Internal-use capitalized software	14,615	15,582
Construction in progress, including internal-use capitalized software not yet in service	1,240	1,214
Property, plant and equipment, at cost	69,695	71,725
Less allowances for depreciation and amortization	39,210	48,235
	$30,485	$23,490

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 4 - Intangible Assets
Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2021
Trademarks	$3,100	$(1,408)	$1,692
	$3,100	$(1,408)	$1,692

Balance at December 31, 2020
Customer relationships	$5,760	$(5,760)	$—
Trademarks	3,100	(1,208)	1,892
Other intangibles	1,240	(1,240)	—
	$10,100	$(8,208)	$1,892
Amortization expense for intangible assets was $0.2 million in 2021 and $1.2 million in 2020.

Expected annual amortization expense of intangible assets for the next five years is $0.2 million. The remaining useful life of the trademark intangible asset is approximately 8.5 years.

NOTE 5 - Current and Long-Term Financing

Financing arrangements exist at the subsidiary level. Hamilton Beach Brands Holding Company has not guaranteed any borrowings of its subsidiary.

The following table summarizes HBB's available and outstanding borrowings:

	December 31
	2021	2020
Total outstanding borrowings for continuing operations:
Revolving credit agreements	$96,837	$98,360
Total outstanding borrowings	$96,837	$98,360

Total available borrowings, net of limitations, under revolving credit agreements	$149,015	$123,277

Unused available borrowings	$52,178	$24,917

Weighted average stated interest rate on total borrowings	2.18%	2.51%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements)	3.38%	2.88%
Including swap settlements, interest paid on total debt was $2.8 million, $2.1 million, and $3.1 million during 2021, 2020, and 2019, respectively. Interest capitalized was $0.1 million in 2021, $0.3 million in 2020 and $0.4 million in 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

On September 17, 2021, HBB entered into Amendment No. 10 to its Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as Parent and U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower (the “Amendment”). Among other changes, the Amendment increased the credit facility from $125 million to $150 million, amended the pricing grid and increased the eligible inventory included in the borrowing base. Under the Amendment, dividends to Hamilton Beach Brands Holding Company are not to exceed $7.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $18.0 million. Dividends to Hamilton Beach Brands Holding Company are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $30 million. In addition, the Amendment provides mechanics relating to the transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR with a replacement or alternative benchmark interest rate. The Company expects to continue to borrow against the facility and make voluntary repayments within the next twelve months. Repayment of the credit facility is due on June 30, 2025, therefore all borrowings are classified as long-term debt as of December 31, 2021. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2021, HBB was in compliance with all financial covenants in the HBB Facility.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR, or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2021, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.75%, respectively. The applicable margins, effective December 31, 2021, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.75%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $25.0 million at December 31, 2021 at an average fixed interest rate of 1.7%. HBB also entered into delayed-start interest rate swaps during the second and third quarter of 2021. These swaps have notional values totaling $75.0 million as of December 31, 2021, with an average fixed interest rate of 1.2%.

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

Other Fair Value Measurement Disclosures

The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements, including book overdrafts, which approximate book value, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. The fair value of assets held for sale at December 31, 2020, classified as Level 3, were determined using a market approach based on market participant inputs.

There were no transfers into or out of Levels 1 or 2 during the years ended December 31, 2021 and 2020. There was one transfer into Level 3 related to the $3.4 million of assets held for sale during the year ended December 31, 2020. These assets were transferred out of Level 3 during the year ended December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 7 - Derivative Financial Instruments
Foreign Currency Derivatives
HBB held forward foreign currency exchange contracts with total notional amounts of $15.1 million and $12.3 million at December 31, 2021, and 2020, respectively, denominated primarily in Canadian dollars and Mexican pesos. The fair value of these contracts approximated a receivable of less than $0.1 million at December 31, 2021 and a payable of $0.5 million at December 31, 2020.
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
The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements for HBB at December 31, in millions:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2021	2020	2021	2020	December 31, 2021
Interest rate swaps	$25.0	$25.0	1.7%	1.7%	Extending to January 2024
Delayed start interest rate swaps	$75.0	$—	1.2%	—%	Extending to January 2029
The fair value of HBB's interest rate swap agreements was a payable of $0.9 million at December 31, 2021 and a payable of $1.2 million at December 31, 2020. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in AOCI. The interest rate swap agreements held by HBB on December 31, 2021 are expected to continue to be effective as hedges.
The following table summarizes the fair value of derivative instruments at December 31, as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2021	2020	Balance sheet location	2021	2020
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$—	$—	Other current liabilities	$216	$380
Long-term	Other non-current assets	—	—	Other long-term liabilities	655	779
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	73	—	Other current liabilities	41	518
Total derivatives		$73	$—		$912	$1,677

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 8 - Leasing Arrangements

HBB leases certain office and warehouse facilities as well as machinery and equipment under noncancellable operating leases that expire at various dates through 2034.

Future minimum operating lease payments at December 31, 2021 are:

Operating Leases
2022	$7,619
2023	7,929
2024	7,765
2025	5,887
2026	5,404
Subsequent to 2026	38,592
Total minimum lease payments	$73,196

Rental expense from continuing operations net of sublease rental income for all operating leases was $9.0 million in 2021, $6.2 million in 2020 and $5.6 million 2019.

NOTE 9 - Stockholders' Equity and Earnings Per Share

Capital Stock

The authorized capital stock of Hamilton Beach Brands Holding Company consists of Class A Common, Class B Common and one series of Preferred stock. Voting, dividend, conversion and liquidation rights of the Preferred stock are established by the Board upon issuance of such Preferred stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table sets forth the Company's authorized capital stock information:

	December 31
	2021	2020
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000
Preferred stock outstanding	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000
Class A Common issued(1)(2)	10,267	10,006
Treasury Stock	365	365
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis
Class B Common authorized	30,000	30,000
Class B Common issued(1)	4,000	4,045
(1)    Class B Common converted to Class A Common were 45 shares during 2021 and 31 shares 2020.
(2)     The Company issued Class A Common of 216 during 2021 and 170 during 2020 related to the Company's stock compensation plan.

Stock Repurchase Program

In May 2018, the Company approved a stock repurchase program for the purchase of up to $25.0 million of the Company's Class A Common outstanding through December 31, 2019. On November 5, 2019, the Company's Board adopted a new stock repurchase program for the purchase of up to $25.0 million of the Company's Class A Common outstanding starting January 1, 2020 and ending December 31, 2021. During the year ended December 31, 2019, the Company repurchased 364,893 shares for an aggregate purchase price of $6.0 million. There were no share repurchases during the years ended December 31, 2021 and 2020. On February 22, 2022, the Company's Board approved a stock repurchase program for the purchase of up to $25 million of the Company's Class A Common outstanding starting February 22, 2022 and ending December 31, 2023.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total
Balance, January 1, 2019	$(8,652)	$879	$(9,328)	$(17,101)
Other comprehensive income (loss)	481	(2,199)	1,882	164
Reclassification adjustment to net income (loss)	—	490	727	1,217
Tax effects	(50)	489	(851)	(412)
Balance, December 31, 2019	$(8,221)	$(341)	$(7,570)	$(16,132)
Other comprehensive income (loss)	(896)	(718)	844	(770)
Reclassification adjustment to net income (loss)	—	(642)	701	59
Tax effects	(658)	357	(332)	(633)
Balance, December 31, 2020	$(9,775)	$(1,344)	$(6,357)	$(17,476)
Other comprehensive income (loss)	(181)	418	2,970	3,207
Reclassification adjustment to net income (loss)	—	557	654	1,211
Tax effects	79	(269)	(995)	(1,185)
Balance, December 31, 2021	$(9,877)	$(638)	$(3,728)	$(14,243)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Earnings per share

The weighted average number of shares of Class A Common and Class B Common outstanding used to calculate basic and diluted earnings (loss) per share were as follows:

	2021	2020	2019
Basic weighted average shares outstanding	13,880	13,657	13,690
Dilutive effect of share-based compensation awards	50	55	36
Diluted weighted average shares outstanding	13,930	13,712	13,726

Basic earnings (loss) per share:
Continuing operations	$1.54	$1.76	$1.10
Discontinued operations	—	1.62	(2.09)
Basic and diluted earnings (loss) per share	$1.54	$3.39	$(0.99)

Diluted earnings (loss) per share:
Continuing operations	$1.53	$1.76	$1.10
Discontinued operations	—	1.62	(2.09)
Diluted earnings (loss) per share	$1.53	$3.37	$(0.99)

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

A description of revenue sources and performance obligations for HBB are as follows:

Consumer and Commercial product revenue
Transactions with both consumer and commercial customers generally originate upon the receipt of a purchase order from the customer, which in some cases are governed by master sales agreements, specifying product(s) that the customer desires. Contracts for product revenue have an original duration of one year or less, and payment terms are generally standard and based on customer creditworthiness. Revenue from product sales is recognized at the point in time when control transfers to the customer, which is either when product is shipped from the Company's facility, or delivered to customers, depending on the shipping terms. The amount of revenue recognized varies primarily with price concessions and changes in returns. The Company offers price concessions to our customers for incentive offerings, special pricing agreements, price competition, promotions or other volume-based arrangements. The Company evaluated such agreements with our customers and determined returns and price concessions should be accounted for as variable consideration.

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

Commercial product revenue consists of sales of products for restaurants, fast-food chains, bars and hotels. Approximately one-half of our commercial sales is in the U.S. and the other half is in markets across the globe.

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

The following table presents the HBB's revenue on a disaggregated basis for the year ending:

	Year Ended
	December 31
	2021	2020	2019

Consumer products	$612,795	$568,685	$559,279
Commercial products	40,978	30,066	48,028
Licensing	4,621	4,962	4,479
Total revenues	$658,394	$603,713	$611,786

Walmart Inc. and its global subsidiaries accounted for approximately 28%, 35%, and 33% of HBB’s revenue in 2021, 2020, and 2019, respectively. Amazon.com, Inc. and its subsidiaries accounted for approximately 22%, 16%, and 14% of the HBB's revenue in 2021, 2020, and 2019 respectively. HBB’s five largest customers accounted for approximately 61%, 64%, and 58% of the HBB’s revenue in 2021, 2020, and 2019, respectively.

NOTE 11 - Contingencies

Hamilton Beach Holding and its subsidiary are involved in various legal and regulatory proceedings and claims that have arisen in the ordinary course of business, including product liability, patent infringement, asbestos related claims, environmental and other claims. Although it is difficult to predict the ultimate outcome of these proceedings and claims, the Company believes the ultimate disposition of these matters will not have a material adverse effect on the financial condition, results of operation or cash flows of the Company. Any costs that the Company estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.

Proceedings and claims asserted against the Company or its subsidiary are subject to inherent uncertainties and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of an adverse impact on the Company's financial position, results of operations and cash flows for the period in which the ruling occurs, or in future periods.

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

At December 31, 2021 and December 31, 2020, HBB had accrued undiscounted obligations of $3.4 million and $3.1 million respectively, for environmental investigation and remediation activities. The increase in the amount accrued at December 31, 2021 compared to December 31, 2020 is due to a change in the expected type and extent of investigation and remediation activities associated with one of the sites. HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.6 million related to the environmental investigation and remediation at these sites. Additionally, the Company recorded a $1.5 million receivable as of December 31, 2019 related to a probable recovery of environmental investigation and remediation costs associated with one of the sites from a responsible party in exchange for release from all future obligations by that party. As of December 31, 2021, the receivable has been collected and $1.0 million is restricted cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 12 - Income Taxes

The components of income (loss) from continuing operations before income taxes and the income tax expense (benefit) for the years ended December 31, are as follows:

	2021	2020	2019
Income (loss) from continuing operations before income taxes
Domestic	$27,187	$31,140	$24,835
Foreign	1,770	2,592	(658)
	$28,957	$33,732	$24,177
Income tax expense (benefit) within continuing operations
Current income tax expense (benefit):
Federal	$2,520	$7,006	$2,966
State	1,015	1,877	1,106
Foreign	2,006	2,213	3,525
Total current	5,541	11,096	7,597
Deferred income tax expense (benefit):
Federal	1,815	(924)	856
State	556	(325)	1,676
Foreign	(261)	(182)	(1,045)
Total deferred	2,110	(1,431)	1,487
	$7,651	$9,665	$9,084

The Company made $6.4 million and $1.9 million federal income tax payments during 2021 and 2019, respectively, to the IRS and to NACCO as a member of the consolidated income tax return for periods prior to spin off. No federal income tax payments were made during 2020. The Company made foreign and state income tax payments of $2.6 million, $2.9 million, and $3.6 million during 2021, 2020, and 2019, respectively. No income tax refunds were received in 2021. Income tax refunds totaled $1.0 million in 2020 and $0.1 million in 2019.

A reconciliation of the federal statutory and effective income tax rate for the years ended December 31, is as follows:

	2021		2020		2019
	$	%	$	%	$	%
Income (loss) from continuing operations before income taxes	$28,957		$33,732		$24,177
Statutory taxes at 21%	$6,081	21.0%	$7,092	21.0%	$5,077	21.0%
State and local income taxes	1,357	4.7%	1,136	3.4%	1,031	4.3%
Valuation allowances	297	1.0%	614	1.8%	2,190	9.1%
Other non-deductible expenses	579	2.0%	415	1.2%	253	1.0%
Credits	(681)	(2.4)%	(700)	(2.1)%	(1,195)	(4.9)%
Effect of foreign operations	(399)	(1.4)%	120	0.4%	(606)	(2.5)%
Loss on Kitchen Collection dissolution	—	—%	616	1.8%	—	—%
Unrecognized tax benefits	687	2.4%	708	2.1%	2,719	11.2%
Other, net	(270)	(0.9)%	(336)	(1.0)%	(385)	(1.6)%
Income tax provision	$7,651	26.4%	$9,665	28.7%	$9,084	37.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2021	2020
Deferred tax assets
Tax carryforwards	$2,841	$3,002
Inventory	2,084	2,114
Accrued expenses and reserves	7,338	4,436
Other employee benefits	2,852	4,700
Other	1,046	2,374
Total deferred tax assets	16,161	16,626
Less: Valuation allowances	(2,095)	(2,102)
	14,066	14,524
Deferred tax liabilities
Inventory	550	1,099
Accrued pension benefits	4,119	3,262
Depreciation and amortization	5,355	3,198
Total deferred tax liabilities	10,024	7,559
Net deferred tax asset	$4,042	$6,965

As of December 31, 2021 and 2020, respectively, HBB maintained valuation allowances with respect to certain deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions that HBB believes are not likely to be realized.

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2021
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$2,841	$1,399	2022 - Indefinite

	December 31, 2020
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$3,002	$1,363	2021 - Indefinite

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
As of December 31, 2021, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $12.5 million. The Company has recorded the tax impact for the unremitted earnings as allowed under the Tax Cuts and Jobs Act (the "Tax Act"), a portion of which is classified in other long-term liabilities as the Company has elected to make payments over eight years. The Company continues to conclude all material entities’ foreign earnings will be indefinitely reinvested in its foreign operations and will remain offshore in order to meet the capital and business needs outside of the U.S. As a result, the Company does not provide a deferred tax liability with respect to the cumulative unremitted earnings. It is not practicable to determine the deferred tax liability associated with these undistributed earnings due to the availability of foreign tax credits. The Company made an accounting policy election to account for the global intangible low-tax income as a current period expense when incurred. The Company recognizes any tax impacts of global intangible low-taxed income (GILTI) as period costs similar to other special deductions, and not as deferred taxes for basis differences.
The following is a reconciliation of the Company's total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2021, 2020, and 2019. Approximately $3.8 million, $4.0 million, and $3.0 million of these gross amounts as of December 31, 2021, 2020, and 2019, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2021	2020	2019
Balance at January 1	$4,114	$4,266	$1,576
Additions (reductions) based on tax positions related to prior years	(110)	(116)	97
Additions based on tax positions related to the current year	40	130	2,593
Reductions for lapse of statute of limitations	—	(166)	—
Reductions due to settlements with taxing authorities	(189)	—	—
Balance at December 31	$3,855	$4,114	$4,266

The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized expense of $1.1 million, $0.7 million, and $0.1 million related to interest and penalties as of December 31, 2021, 2020 and 2019, respectively. The total amount of interest and penalties accrued was $1.9 million, $0.7 million, and $0.1 million as of December 31, 2021, 2020 and 2019, respectively.

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
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2021	2020	2019
U.S. Plan
Discount rate for pension benefit obligation	2.46%	1.87%	2.88%
Discount rate for net periodic benefit (income) expense	1.87%	2.88%	4.00%
Expected long-term rate of return on assets for net periodic pension (income) expense	7.25%	7.50%	7.50%
Non-U.S. Plan
Discount rate for pension benefit obligation	2.90%	2.38%	2.96%
Discount rate for net periodic benefit (income) expense	2.38%	2.96%	3.50%
Expected long-term rate of return on assets for net periodic pension (income) expense	4.75%	5.00%	5.50%
Set forth below is a detail of the net periodic pension (income) expense, included in other expense (income), net for the defined benefit plans for the years ended December 31:

	2021	2020	2019
U.S. Plan
Interest cost	$338	$527	$727
Expected return on plan assets	(2,033)	(2,011)	(1,987)
Amortization of actuarial loss	591	631	561
Net periodic pension (income) expense	$(1,104)	$(853)	$(699)

Non-U.S. Plan
Interest cost	$118	$128	$144
Expected return on plan assets	(260)	(253)	(263)
Amortization of actuarial loss	63	70	72
Net periodic pension (income) expense	$(79)	$(55)	$(47)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Set forth below is the detail of other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) for the years ended December 31:

	2021	2020	2019
U.S. Plan
Current year actuarial loss (gain)	$(2,228)	$(1,080)	$(1,727)
Amortization of actuarial loss	(591)	(631)	(561)
Total recognized in other comprehensive loss (income)	$(2,819)	$(1,711)	$(2,288)
Non-U.S. Plan
Current year actuarial loss (gain)	$(742)	$236	$(155)
Amortization of actuarial loss	(63)	(70)	(72)
Total recognized in other comprehensive loss (income)	$(805)	$166	$(227)
The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2021		2020
	U.S. Plan	Non-U.S. Plan	U.S. Plan	Non-U.S. Plan
Change in benefit obligation
Projected benefit obligation at beginning of year	$18,978	$5,000	$19,374	$4,570
Interest cost	338	118	527	128
Actuarial (gain) loss	(649)	(309)	972	399
Benefits paid	(1,663)	(228)	(1,895)	(205)
Foreign currency exchange rate changes	—	26	—	108
Projected benefit obligation at end of year	$17,004	$4,607	$18,978	$5,000
Accumulated benefit obligation at end of year	$17,004	$4,607	$18,978	$5,000
Change in plan assets
Fair value of plan assets at beginning of year	$31,070	$5,497	$28,900	$5,350
Actual return on plan assets	3,612	676	4,065	428
Benefits paid	(1,663)	(228)	(1,895)	(205)
Foreign currency exchange rate changes	—	(173)	—	(76)
Fair value of plan assets at end of year	$33,019	$5,772	$31,070	$5,497
Funded status at end of year	$16,015	$1,165	$12,092	$497
Amounts recognized in the balance sheets consist of:
Non-current assets	$16,015	$1,165	$12,092	$497
Components of accumulated other comprehensive loss consist of:
Actuarial loss	$(4,610)	$(419)	$(7,429)	$(1,224)
Deferred taxes	1,179	122	1,901	395
	$(3,431)	$(297)	$(5,528)	$(829)
The actuarial loss included in accumulated other comprehensive loss expected to be recognized in net periodic pension (income) expense in 2022 is $0.4 million.

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
The Company's policy is to make contributions to fund its pension plans within the range allowed by applicable regulations. The Company does not expect to contribute to its U.S. and non-U.S. pension plans in 2022.
Pension benefit payments are made from assets of the pension plans.
Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plan	Non-U.S. Plan
2022	$1,753	$239
2023	1,672	247
2024	1,550	255
2025	1,453	261
2026	1,339	273
2027-2031	5,228	1,312
	$12,995	$2,587
The expected long-term rate of return on defined benefit plan assets reflects the Company's expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. In establishing the expected long-term rate of return assumption for plan assets, the Company considers the historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans as well as a forward-looking rate of return. The historical and forward-looking rates of return for each of the asset classes used to determine the Company's estimated rate of return assumption were based upon the rates of return earned or expected to be earned by investments in the equivalent benchmark market indices for each of the asset classes.
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
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at December 31:

	2021 Actual Allocation	2020 Actual Allocation	Target Allocation Range
U.S. equity securities	48.3%	45.5%	36.0% - 54.0%
Non-U.S. equity securities	19.8%	20.3%	16.0% - 24.0%
Fixed income securities	31.3%	33.8%	30.0% - 40.0%
Money market	0.6%	0.4%	0.0% - 10.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following is the actual allocation percentage and target allocation percentage for the Non-U.S. pension plan assets at December 31:

	2021 Actual Allocation	2020 Actual Allocation	Target Allocation Range
Canadian equity securities	34.2%	29.5%	25.0% - 35.0%
Non-Canadian equity securities	38.3%	34.4%	25.0% - 35.0%
Fixed income securities	27.5%	36.1%	30.0% - 50.0%
Money market	—%	—%	0.0% - 5.0%

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

	U.S. Plan		Non-U.S. Plan
	2021	2020	2021	2020
U.S. equity securities	$15,957	$14,113	$1,325	$1,064
Non-U.S. equity securities	6,535	6,321	2,857	2,445
Fixed income securities	10,330	10,510	1,590	1,988
Money market	197	126	—	—
Total	$33,019	$31,070	$5,772	$5,497

Defined Contribution Plans

HBB maintains a defined contribution (401(k)) plan for substantially all U.S. employees and similar plans for employees outside of the U.S. The Company's U.S. plan provides employer safe harbor contributions based on plan provisions and both defined contribution retirement plans provide for a separate employer contribution. These plans permit additional profit-sharing contributions, determined annually, that are based on a formula that includes (i) the effect of actual operating profit results compared with targeted operating profit results and (ii) the age and/or compensation of the participants. Total costs, including Company contributions, for these plans were $5.0 million in 2021, $5.1 million in 2020 and $5.0 million in 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 14 - Data by Geographic Region
Revenue and property, plant and equipment related to continuing operations outside the U.S., based on customer and asset location, are as follows:

	U.S.	Other	Consolidated
2021
Revenue from unaffiliated customers	$524,093	$134,301	$658,394
Property, plant and equipment, net	$26,604	$3,881	$30,485
2020
Revenue from unaffiliated customers	$493,573	$110,140	$603,713
Property, plant and equipment, net	$18,021	$5,469	$23,490
2019
Revenue from unaffiliated customers	$463,608	$148,178	$611,786
Property, plant and equipment, net	$16,828	$5,496	$22,324
No single country outside of the U.S. comprised 10% or more of HBB's revenue from unaffiliated customers.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HAMILTON BEACH BRANDS HOLDING COMPANY
YEAR ENDED DECEMBER 31, 2021, 2020, AND 2019

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe		Balance at End of Period (B)
(In thousands)
2021
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,144	$(179)	$—	$(71)	(A)	$1,036
Deferred tax valuation allowances	$2,102	$170	—	$177	(C)	$2,095
2020
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,023	$412	$—	$291	(A)	$1,144
Deferred tax valuation allowances	$7,625	$614	$—	$6,137	(C,D)	$2,102
2019
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$713	$309	$—	$(1)	(A)	$1,023
Deferred tax valuation allowances	$1,162	$6,502	$—	$39	(C)	$7,625

(A)Write-offs, net of recoveries and foreign exchange rate adjustments.
(B)Balances which are not required to be presented and those which are immaterial have been omitted.
(C)Foreign exchange rate adjustments and utilization of foreign entity losses.
(D)Utilization of Kitchen Collection losses.