Form 10-Q
period 2022-03-31
Hamilton Beach Brands Holding Co
filed 2022-05-04
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at April 29, 2022: 10,223,812
Number of shares of Class B Common Stock outstanding at April 29, 2022: 3,867,865

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MARCH 31 2022	DECEMBER 31 2021	MARCH 31 2021
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$1,022	$1,125	$1,375
Trade receivables, net	104,230	119,580	107,934
Inventory	195,555	183,382	163,831
Prepaid expenses and other current assets	25,639	14,273	13,770
Total current assets	326,446	318,360	286,910
Property, plant and equipment, net	29,555	30,485	24,252
Goodwill	6,253	6,253	6,253
Other intangible assets, net	1,642	1,692	1,842
Deferred income taxes	3,221	4,006	3,416
Deferred costs	19,085	18,703	13,960
Other non-current assets	4,298	3,005	2,708
Total assets	$390,500	$382,504	$339,341
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$103,367	$131,912	$102,735
Accrued compensation	13,709	11,719	10,894
Accrued product returns	5,094	6,429	5,860
Other current liabilities	16,910	14,116	18,465
Total current liabilities	139,080	164,176	137,954
Revolving credit agreements	119,302	96,837	102,555
Other long-term liabilities	18,960	19,212	16,133
Total liabilities	277,342	280,225	256,642
Stockholders' equity
Class A Common stock	105	103	102
Class B Common stock	39	40	41
Capital in excess of par value	62,349	61,586	59,456
Treasury stock	(5,960)	(5,960)	(5,960)
Retained earnings	66,534	60,753	46,489
Accumulated other comprehensive loss	(9,909)	(14,243)	(17,429)
Total stockholders' equity	113,158	102,279	82,699
Total liabilities and stockholders' equity	$390,500	$382,504	$339,341

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2022	2021
	(In thousands, except per share data)
Revenue	$146,351	$149,249
Cost of sales	118,121	117,556
Gross profit	28,230	31,693
Selling, general and administrative expenses	15,433	26,379
Amortization of intangible assets	50	50
Operating profit (loss)	12,747	5,264
Interest expense, net	733	720
Other expense (income), net	1,466	171
Income (loss) before income taxes	10,548	4,373
Income tax expense (benefit)	3,375	1,497
Net income (loss)	$7,173	$2,876

Basic and diluted earnings (loss) per share	$0.51	$0.21

Basic weighted average shares outstanding	14,061	13,855
Diluted weighted average shares outstanding	14,092	13,874

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2022	2021
	(In thousands)
Net income (loss)	$7,173	$2,876
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,190)	678
(Loss) gain on long-term intra-entity foreign currency transactions	1,458	(1,033)
Cash flow hedging activity	2,053	164
Reclassification of foreign currency adjustments into earnings	2,085	—
Reclassification of hedging activities into earnings	(97)	125
Reclassification of pension adjustments into earnings	25	113
Total other comprehensive income (loss), net of tax	4,334	47
Comprehensive income (loss)	$11,507	$2,923

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2022	2021
	(In thousands)
Operating activities
Net income (loss)	$7,173	$2,876
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,154	896
Deferred income taxes	(555)	3,702
Stock compensation expense	764	1,107
Brazil foreign currency loss	2,085	—
Other	121	405
Net changes in operating assets and liabilities:
Affiliate payable	—	(495)
Trade receivables	15,547	36,853
Inventory	(12,069)	9,774
Other assets	(10,195)	926
Accounts payable	(28,349)	(49,152)
Other liabilities	3,569	(8,781)
Net cash provided by (used for) operating activities	(20,755)	(1,889)
Investing activities
Expenditures for property, plant and equipment	(406)	(1,746)
Net cash provided by (used for) investing activities	(406)	(1,746)
Financing activities
Net additions (reductions) to revolving credit agreements	22,406	4,129
Cash dividends paid	(1,392)	(1,302)
Other financing	—	(134)
Net cash provided by (used for) financing activities	21,014	2,693
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	74	(85)
Cash, cash equivalents and restricted cash
Increase (decrease) for the period	(73)	(1,027)
Balance at the beginning of the period	2,150	3,436
Balance at the end of the period	$2,077	$2,409

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$1,022	$1,375
Restricted cash included in prepaid expenses and other current assets	64	210
Restricted cash included in other non-current assets	991	824
Total cash, cash equivalents, and restricted cash	$2,077	$2,409
See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2022	$103	$40	$61,586	$(5,960)	$60,753	$(14,243)	$102,279
Net income (loss)	—	—	—	—	7,173	—	7,173
Issuance of common stock, net of conversions	2	(1)	(1)	—	—	—	—
Share-based compensation expense	—	—	764	—	—	—	764
Cash dividends, $0.10 per share	—	—	—	—	(1,392)	—	(1,392)
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,321	2,321
Reclassification adjustment to net income (loss)	—	—	—	—	—	2,013	2,013
Balance, March 31, 2022	$105	$39	$62,349	$(5,960)	$66,534	$(9,909)	$113,158

Balance, January 1, 2021	$100	$41	$58,485	$(5,960)	$44,915	$(17,476)	$80,105
Net income (loss)	—	—	—	—	2,876	—	2,876
Issuance of common stock, net of conversions	2	—	(2)	—	—	—	—
Share-based compensation expense	—	—	973	—	—	—	973
Cash dividends, $0.095 per share	—	—	—	—	(1,302)	—	(1,302)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(191)	(191)
Reclassification adjustment to net income (loss)	—	—	—	—	—	238	238
Balance, March 31, 2021	$102	$41	$59,456	$(5,960)	$46,489	$(17,429)	$82,699

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Tabular amounts in thousands, except as noted and per share amounts)

NOTE 1—Basis of Presentation and Recently Issued Accounting Standards

Basis of Presentation

Hamilton Beach Brands Holding Company operates through its wholly-owned subsidiary, Hamilton Beach Brands, Inc. (“HBB”) (collectively “Hamilton Beach Holding” or the “Company”). HBB is a leading designer, marketer, and distributor of a wide range of branded, small electric household and specialty housewares appliances, as well as commercial products for restaurants, fast food chains, bars, and hotels. HBB operates in the consumer and commercial markets.

The financial statements have been prepared in accordance with US generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the remainder of the year due to the highly seasonal nature of the Company's primary markets. A majority of revenue and operating profit typically occurs in the second half of the calendar year when sales of products to retailers and consumers historically increase significantly for the fall holiday-selling season.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. For nonpublic entities, the amendments are currently effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is planning to adopt ASU 2016-02 when required using the modified retrospective transition method applied on the effective date and is currently evaluating to what extent ASU 2016-02 will affect the Company's financial position, results of operations, cash flows and related disclosures. We are also evaluating our lease portfolio, the practical expedients and process and policy change requirements. The Company expects to record additional material assets and corresponding liabilities related to operating leases in the statement of financial position.

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

Assets Held for Sale

During the fourth quarter of 2020, the Company committed to a plan to sell its Brazilian subsidiary and determined that it met all of the criteria to classify the assets and liabilities of this business as held for sale. In April 2021, the Company made the decision to wind down the Brazilian subsidiary and enter into a licensing agreement with a third party to service the Brazilian market. The carrying amounts of the assets were reclassified to held and used during the second quarter of 2021. During the first quarter of 2022, the criteria for substantially complete liquidation were met, and $2.1 million of accumulated other comprehensive losses were released into other expense (income), net in the consolidated results of operations for the three months ended March 31, 2022.

Insurance Recovery

In the first quarter of 2022, the Company recognized $10.0 million of insurance recovery associated with unauthorized transactions by former employees at our Mexican subsidiaries, which were identified in the quarter ended March 31, 2020. The Company maintains fidelity insurance and filed a claim, which was approved during the first quarter of 2022, to recover losses incurred up to the policy maximum of $10.0 million. The insurance recovery receivable is included in Prepaid expenses and other current assets in our Consolidated Balance Sheet as of March 31, 2022. The receivable is reflected in changes in Other assets within the operating activities in the Consolidated Statements of Cash Flows, and is recognized in Selling, general and administrative expenses in our Consolidated Statement of Operations for the three months ended March 31, 2022. The insurance recovery receivable was subsequently collected in April 2022.

NOTE 2—Transfer of Financial Assets
The Company has entered into an arrangement with a financial institution to sell certain US trade receivables on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $27.6 million and $29.8 million of trade receivables during the three months ending March 31, 2022 and March 31, 2021, respectively, and $140.7 million during the year ending December 31, 2021. The loss incurred on sold receivables in the consolidated results of operations for the three months ended March 31, 2022 and 2021 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows.

NOTE 3—Fair Value Disclosure

The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	MARCH 31 2022	DECEMBER 31 2021	MARCH 31 2021
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$400	$—	$—
Long-term	Other non-current assets	1,656	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	—	73	—
		$2,056	$73	$—
Liabilities:
Interest rate swap agreements
Current	Other current liabilities	$—	$216	$333
Long-term	Other long-term liabilities	—	655	591
Foreign currency exchange contracts
Current	Other current liabilities	383	41	249
		$383	$912	$1,173

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

There were no transfers into or out of Levels 1, 2, or 3 during the three months ended March 31, 2022.

NOTE 4—Stockholders' Equity

Capital Stock

The following table sets forth the Company's authorized capital stock information:

	MARCH 31 2022	DECEMBER 31 2021	MARCH 31 2021
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000	70,000
Class A Common issued(1)(2)	10,566	10,267	10,186
Treasury Stock	365	365	365
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis
Class B Common authorized	30,000	30,000	30,000
Class B Common issued(1)	3,869	4,000	4,037

(1) Class B Common converted to Class A Common were 131 and 8 shares during the three months ending March 31, 2022 and 2021, respectively.

(2) The Company issued Class A Common of 168 and 172 shares during the three months ending March 31, 2022 and 2021, respectively.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

Balance, January 1, 2022	$(9,877)	$(638)	$(3,728)	$(14,243)
Other comprehensive income (loss)	359	2,691	—	3,050
Reclassification adjustment to net income (loss)	1,267	(126)	50	1,191
Tax effects	727	(609)	(25)	93
Balance, March 31, 2022	$(7,524)	$1,318	$(3,703)	$(9,909)

Balance, January 1, 2021	$(9,775)	$(1,344)	$(6,357)	$(17,476)
Other comprehensive income (loss)	(276)	222	—	(54)
Reclassification adjustment to net income (loss)	—	182	156	338
Tax effects	(79)	(115)	(43)	(237)
Balance, March 31, 2021	$(10,130)	$(1,055)	$(6,244)	$(17,429)

NOTE 5—Revenue

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

The following table sets forth Company's revenue on a disaggregated basis for the three months ended March 31:

	THREE MONTHS ENDED MARCH 31
	2022	2021
Type of good or service:
Consumer products	$129,760	$139,513
Commercial products	15,080	8,593
Licensing	1,511	1,143
Total revenues	$146,351	$149,249

NOTE 6—Contingencies

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

Hamilton Beach Brands Holding Company (HBBHC) is a defendant in a legal proceeding instituted in February 2020 in which the plaintiff seeks to hold the Company liable for the unsatisfied portion of an agreed final judgment that plaintiff obtained against The Kitchen Collection, LLC ("KC") related to KC’s failure to continue to operate forty-nine stores during the term of the store leases. In February 2020, KC agreed to the entry of a final judgment in favor of the plaintiff in the amount of $8.1 million and in April 2020 the plaintiff received $0.3 million in the final distribution of KC assets to KC creditors. The Company believes that the plaintiff’s claims are without merit and will vigorously defend against plaintiff’s claims.

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

At March 31, 2022, December 31, 2021, and March 31, 2021, HBB had accrued undiscounted obligations of $3.4 million, $3.4 million and $3.1 million respectively, for environmental investigation and remediation activities. HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.7 million related to the environmental investigation and remediation at these sites.

NOTE 7—Income Taxes

The Company's provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.

The effective tax rate on income was 32.0% and 34.2% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 was unfavorably impacted by interest and penalties on unrecognized tax benefits and a valuation allowance on certain foreign deferred tax assets related to the Brazil liquidation as discrete expense items. The effective tax rate for 2021 was unfavorably impacted by interest and penalties on unrecognized tax benefits as a discrete expense item.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the Company's critical accounting policies, refer to “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 as there have been no material changes from those disclosed in the Annual Report.

RESULTS OF OPERATIONS

The Company’s business is seasonal and a majority of revenue and operating profit typically occurs in the second half of the year when sales of small electric appliances and kitchenware historically increase significantly for the fall holiday-selling season.

First Quarter of 2022 Compared with First Quarter of 2021

	THREE MONTHS ENDED MARCH 31
					Increase / (Decrease)
	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Revenue	$146,351	100.0%	$149,249	100.0%	$(2,898)	(1.9)%
Cost of sales	118,121	80.7%	117,556	78.8%	565	0.5%
Gross profit	28,230	19.3%	31,693	21.2%	(3,463)	(10.9)%
Selling, general and administrative expenses	15,433	10.5%	26,379	17.7%	(10,946)	(41.5)%
Amortization of intangible assets	50	—%	50	—%	—	—%
Operating profit (loss)	12,747	8.7%	5,264	3.5%	7,483	142.2%
Interest expense, net	733	0.5%	720	0.5%	13	1.8%
Other expense (income), net	1,466	1.0%	171	0.1%	1,295	757.3%
Income (loss) before income taxes	10,548	7.2%	4,373	2.9%	6,175	141.2%
Income tax expense (benefit)	3,375	2.3%	1,497	1.0%	1,878	125.5%
Net income (loss)	$7,173	4.9%	$2,876	1.9%	$4,297	149.4%

Effective income tax rate	32.0%	34.2%

The following table identifies the components of the change in revenue:

Revenue
2021	$149,249
Increase (decrease) from:
Unit volume and product mix	(12,268)
Foreign currency	(26)
Average sales price	9,396
2022	$146,351

Revenue - Revenue decreased $2.9 million, or 1.9%, due primarily to lower sales volume in the US and Canadian Consumer markets compared to prior year. Partially offsetting these decreases were revenue increases in the Latin American and Global Commercial markets where demand remained strong. The Company has successfully implemented price increases which have partially offset the volume decline.

Gross profit - As a percentage of revenue, gross profit margin decreased from 21.2% in the prior year to 19.3% in the current year primarily due to product and customer mix. Additionally, while planned price increases that became effective in the first quarter of 2022 offset a significant portion of the higher product and transportation costs, the Company was not able to fully recover the increased shipping container costs.

Selling, general and administrative expenses - Selling, general and administrative expenses decreased $10.9 million due primarily to the $10.0 million insurance recovery recognized during the three months ended March 31, 2022. Compared to prior year, outside services decreased, and overall employee-related costs were lower, driven by a decrease in incentive compensation as a result of a decrease in the Company's stock price.

Other expense (income), net - For the first quarter of 2022, other expense (income), net includes currency losses of $1.8 million compared with currency losses of $0.4 million in 2021. This increase is driven by the liquidation of the Brazilian subsidiary, which resulted in $2.1 million of accumulated other comprehensive losses being released into other expense (income), net during the quarter.

Income tax expense (benefit) - The effective tax rate on income was 32.0% and 34.2% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 was unfavorably impacted by interest and penalties on unrecognized tax benefits and a valuation allowance on certain foreign deferred tax assets related to the Brazil liquidation as discrete expense items. The effective tax rate for 2021 was unfavorably impacted by interest and penalties on unrecognized tax benefits as a discrete expense item.

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

The following table presents selected cash flow information:

	THREE MONTHS ENDED MARCH 31
	2022	2021
Net cash provided by (used for) operating activities	$(20,755)	$(1,889)
Net cash provided by (used for) investing activities	$(406)	$(1,746)
Net cash provided by (used for) financing activities	$21,014	$2,693

Operating activities - Net cash used for operating activities was $20.8 million compared to $1.9 million in the prior year primarily due to net working capital which was a use of cash of $24.9 million in 2022 compared to a use of cash of $2.5 million in 2021. In 2022, trade receivables provided net cash of $15.5 million compared to $36.9 million in the prior year due to the timing of collections and decreased fourth quarter sales in 2021 compared to 2020. Net cash used for inventory and accounts payable combined was relatively flat year over year. Inventory has increased compared to the quarter-ended March 31, 2021 and the year-ended December 31, 2021 driven by longer lead times as a result of supply chain and transportation disruptions. Additionally, the insurance recovery receivable, which was collected in April 2022, is included in other assets as of March 31, 2022.
Investing activities - Net cash used for investing activities decreased in 2022 compared to 2021 due to capital spending for the Company's new distribution center leased facility in 2021 that did not recur.
Financing activities - Net cash provided by financing activities was $21.0 million compared to $2.7 million in 2021.  The change is due to an increase in HBB's net borrowing activity on the revolving credit facility to fund net working capital.

Capital Resources

The Company expects to continue to borrow against the HBB Facility and make voluntary repayments within the next twelve months. The obligations under the HBB Facility are secured by substantially all of HBB's assets. At March 31, 2022, the borrowing base under the HBB Facility was $148.4 million and borrowings outstanding were $119.3 million. At March 31, 2022, the excess availability under the HBB Facility was $29.1 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective March 31, 2022, for base rate loans and LIBOR loans denominated in US dollars were 0.0% and 1.75%, respectively. The applicable margins, effective March 31, 2022, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 1.75%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the three months ended March 31, 2022 was 2.4% including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $50.0 million at March 31, 2022 at an average fixed interest rate of 0.95%. HBB also entered into delayed-start interest rate swaps. These swaps have notional values totaling $50.0 million as of March 31, 2022, with an average fixed interest rate of 1.67%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Under Amendment No. 10 to the HBB Facility, dividends to Hamilton Beach Holding are not to exceed $7.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $18.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $30.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At March 31, 2022, HBB was in compliance with all financial covenants in the HBB Facility.
In December 2015, the Company entered into an arrangement with a financial institution to sell certain US trade receivables on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital. See Note 2 of the unaudited consolidated financial statements.

HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months.

Contractual Obligations, Contingent Liabilities and Commitments

For a summary of the Company's contractual obligations, contingent liabilities and commitments, refer to “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Contingent Liabilities and Commitments” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 as there have been no material changes from those disclosed in the Annual Report.

Off Balance Sheet Arrangements

For a summary of the Company's off balance sheet arrangements, refer to "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Off Balance Sheet Arrangements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 as there have been no material changes from those disclosed in the Annual Report.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include, without limitation: (1) the Company’s ability to source and ship products to meet anticipated demand, (2) the Company’s ability to successfully manage ongoing constraints throughout the global transportation supply chain, (3) the unpredictable nature of the COVID-19 pandemic and its potential impact on the Company's business; (4) the direct and indirect impacts of the increasingly volatile global economic conditions as a result of the conflict in Ukraine; (5) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (6) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (7) bankruptcy of or loss of major retail customers or suppliers, (8) changes in costs, including transportation costs, of sourced products, (9) delays in delivery of sourced products, (10) changes in or unavailability of quality or cost effective suppliers, (11) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which the Company buys, operates and/or sells products, (12) the impact of tariffs on customer purchasing patterns, (13) product liability, regulatory actions or other litigation, warranty claims or returns of products, (14) customer acceptance of, changes in costs of, or delays in the development of new products, (15) increased competition, including consolidation within the industry, (16) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB products, (17) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, and (18) other risk factors, including those described in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2021. Furthermore, the situation surrounding COVID-19, including the mutation of variants, continues to remain fluid globally and the Company continues to manage ongoing challenges associated with the pandemic as they relate to demand, supply and operations. The potential for a material impact on the Company’s results of operations, financial condition, liquidity, and stock price remains a risk. The Company cannot reasonably estimate with any degree of certainty any future impact of COVID-19. The extent of any impact will depend on the scope of any new virus mutations and outbreaks, the nature of government public health guidelines and the public’s adherence to those guidelines, the rate of individuals becoming fully vaccinated and the public's adherence to guidelines to receive booster shots, the success of business and economic recovery as the pandemic recedes, the easing of pandemic-driven supply chain disruptions, unemployment levels, and the extent to which new lockdowns may be needed or are required in particular countries including China.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its receivables. The fair value of the Company's interest rate swap agreements was an asset of $2.0 million at March 31, 2022. A hypothetical 10% decrease in interest rates would cause a decrease of $0.3 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% increase in interest rates would cause an increase of $0.3 million in the fair value of interest rate swap agreements. Neither would have a material impact to the Company's interest expense, net of $0.7 million for the three months ended March 31, 2022.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a payable of $0.4 million at March 31, 2022. Assuming a hypothetical 10% weakening of the US dollar at March 31, 2022, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $2.0 million compared with its fair value at March 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified during the quarter ended March 31, 2022, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
The information required by this Item 1 is set forth in Note 6 "Contingencies" included in the Financial Statements contained in Part I of this Form 10-Q and is hereby incorporated herein by reference to such information.

Item 1A    Risk Factors
No material changes to the risk factors for Hamilton Beach Holding or HBB, from the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2022, the Company's Board approved a stock repurchase program for the purchase of up to $25 million of the Company's Class A Common outstanding starting February 22, 2022 and ending December 31, 2023.

There were no share repurchases during the three months ended March 31, 2022 and 2021.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	May 4, 2022	/s/ Michelle O. Mosier
Michelle O. Mosier
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)