Form 10-Q
period 2022-06-30
Hamilton Beach Brands Holding Co
filed 2022-08-03
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at July 29, 2022: 9,992,776
Number of shares of Class B Common Stock outstanding at July 29, 2022: 3,864,787

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	JUNE 30 2022	DECEMBER 31 2021	JUNE 30 2021
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$701	$1,125	$1,108
Trade receivables, net	99,723	119,580	102,898
Inventory	228,353	183,382	151,728
Prepaid expenses and other current assets	13,105	14,273	18,220
Total current assets	341,882	318,360	273,954
Property, plant and equipment, net	28,680	30,485	30,319
Goodwill	6,253	6,253	6,253
Other intangible assets, net	1,592	1,692	1,792
Deferred income taxes	1,364	4,006	3,425
Deferred costs	19,411	18,703	14,192
Other non-current assets	5,509	3,005	3,070
Total assets	$404,691	$382,504	$333,005
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$121,552	$131,912	$99,387
Accrued compensation	7,376	11,719	7,666
Accrued product returns	5,286	6,429	6,276
Other current liabilities	12,939	14,116	17,957
Total current liabilities	147,153	164,176	131,286
Revolving credit agreements	127,003	96,837	99,170
Other long-term liabilities	13,733	19,212	19,461
Total liabilities	287,889	280,225	249,917
Stockholders' equity
Class A Common stock	106	103	102
Class B Common stock	39	40	41
Capital in excess of par value	63,390	61,586	60,881
Treasury stock	(7,600)	(5,960)	(5,960)
Retained earnings	70,145	60,753	45,188
Accumulated other comprehensive loss	(9,278)	(14,243)	(17,164)
Total stockholders' equity	116,802	102,279	83,088
Total liabilities and stockholders' equity	$404,691	$382,504	$333,005

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2022	2021	2022	2021
	(In thousands, except per share data)		(In thousands, except per share data)
Revenue	$147,527	$154,655	$293,878	$303,904
Cost of sales	115,549	126,272	233,670	243,828
Gross profit	31,978	28,383	60,208	60,076
Selling, general and administrative expenses	26,503	27,447	41,936	53,826
Amortization of intangible assets	50	50	100	100
Operating profit (loss)	5,425	886	18,172	6,150
Interest expense, net	867	698	1,600	1,418
Other expense (income), net	(252)	(224)	1,214	(53)
Income (loss) before income taxes	4,810	412	15,358	4,785
Income tax expense (benefit)	(279)	326	3,096	1,823
Net income (loss)	$5,089	$86	$12,262	$2,962

Basic and diluted earnings (loss) per share	$0.36	$0.01	$0.87	$0.21

Basic weighted average shares outstanding	14,068	13,875	14,065	13,865
Diluted weighted average shares outstanding	14,095	13,887	14,093	13,881

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Net income (loss)	$5,089	$86	$12,262	$2,962
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(926)	(755)	(2,116)	(77)
(Loss) gain on long-term intra-entity foreign currency transactions	140	1,367	1,598	334
Cash flow hedging activity	1,368	(560)	3,421	(396)
Reclassification of foreign currency adjustments into earnings	—	—	2,085	—
Reclassification of hedging activities into earnings	(35)	101	(132)	226
Reclassification of pension adjustments into earnings	84	112	109	225
Total other comprehensive income (loss), net of tax	631	265	4,965	312
Comprehensive income (loss)	$5,720	$351	$17,227	$3,274

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30
	2022	2021
	(In thousands)
Operating activities
Net income (loss)	$12,262	$2,962
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,465	1,847
Deferred income taxes	1,533	3,925
Stock compensation expense	1,806	2,532
Brazil foreign currency loss	2,085	—
Other	223	(55)
Net changes in operating assets and liabilities:
Affiliate payable	—	(471)
Trade receivables	19,846	45,150
Inventory	(45,714)	23,159
Other assets	1,019	(6,824)
Accounts payable	(10,275)	(53,674)
Other liabilities	(10,706)	(10,126)
Net cash provided by (used for) operating activities	(25,456)	8,425
Investing activities
Expenditures for property, plant and equipment	(661)	(7,616)
Net cash provided by (used for) investing activities	(661)	(7,616)
Financing activities
Net additions (reductions) to revolving credit agreements	30,237	686
Purchase of treasury stock	(1,640)	—
Cash dividends paid	(2,870)	(2,689)
Other financing	—	(163)
Net cash provided by (used for) financing activities	25,727	(2,166)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(36)	78
Cash, cash equivalents and restricted cash
Increase (decrease) for the period	(426)	(1,279)
Balance at the beginning of the period	2,150	3,436
Balance at the end of the period	$1,724	$2,157

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$701	$1,108
Restricted cash included in prepaid expenses and other current assets	62	213
Restricted cash included in other non-current assets	961	836
Total cash, cash equivalents, and restricted cash	$1,724	$2,157
See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2022	$103	$40	$61,586	$(5,960)	$60,753	$(14,243)	$102,279
Net income (loss)	—	—	—	—	7,173	—	7,173
Issuance of common stock, net of conversions	2	(1)	(1)	—	—	—	—
Share-based compensation expense	—	—	764	—	—	—	764
Cash dividends, $0.10 per share	—	—	—	—	(1,392)	—	(1,392)
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,321	2,321
Reclassification adjustment to net income (loss)	—	—	—	—	—	2,013	2,013
Balance, March 31, 2022	105	39	62,349	(5,960)	66,534	(9,909)	113,158
Net income (loss)	—	—	—	—	5,089	—	5,089
Purchase of treasury stock	—	—	—	(1,640)	—	—	(1,640)
Issuance of common stock, net of conversions	1	—	(1)	—	—	—	—
Share-based compensation expense	—	—	1,042	—	—	—	1,042
Cash dividends, $0.105 per share	—	—	—	—	(1,478)	—	(1,478)
Other comprehensive income (loss), net of tax	—	—	—	—	—	582	582
Reclassification adjustment to net income (loss)	—	—	—	—	—	49	49
Balance, June 30, 2022	$106	$39	$63,390	$(7,600)	$70,145	$(9,278)	$116,802

Balance, January 1, 2021	$100	$41	$58,485	$(5,960)	$44,915	$(17,476)	$80,105
Net income (loss)	—	—	—	—	2,876	—	2,876
Issuance of common stock, net of conversions	2	—	(2)	—	—	—	—
Share-based compensation expense	—	—	973	—	—	—	973
Cash dividends, $0.095 per share	—	—	—	—	(1,302)	—	(1,302)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(191)	(191)
Reclassification adjustment to net income (loss)	—	—	—	—	—	238	238
Balance, March 31, 2021	102	41	59,456	(5,960)	46,489	(17,429)	82,699
Net income (loss)	—	—	—	—	86	—	86
Share-based compensation expense	—	—	1,425	—	—	—	1,425
Cash dividends, $0.10 per share	—	—	—	—	(1,387)	—	(1,387)
Other comprehensive income (loss), net of tax	—	—	—	—	—	52	52
Reclassification adjustment to net income (loss)	—	—	—	—	—	213	213
Balance, June 30, 2021	$102	$41	$60,881	$(5,960)	$45,188	$(17,164)	$83,088

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Tabular amounts in thousands, except as noted and per share amounts)

NOTE 1—Basis of Presentation and Recently Issued Accounting Standards

Basis of Presentation

Hamilton Beach Brands Holding Company operates through its wholly-owned subsidiary, Hamilton Beach Brands, Inc. (“HBB”) (collectively “Hamilton Beach Holding” or the “Company”). HBB is a leading designer, marketer, and distributor of branded, small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars, and hotels. HBB operates in the consumer, commercial, and specialty appliance markets.

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

Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the remainder of the year due to the highly seasonal nature of the Company's primary markets. A majority of revenue and operating profit typically occurs in the second half of the calendar year when sales of products to retailers and consumers historically increase significantly for the fall holiday-selling season.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. For nonpublic entities, the amendments are currently effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is planning to adopt ASU 2016-02 when required using the modified retrospective transition method applied on the effective date. The Company’s preliminary assessment has focused on the policy elections and practical expedients permitted by the standard. The Company currently anticipates electing to apply the package of practical expedients to all leases that commenced prior to the date of adoption. Based on the analysis performed to date, the Company anticipates making a policy election to not include short-term leases on the Consolidated Balance Sheets and to not separate lease and non-lease components. The assessment is ongoing and the preliminary conclusions are subject to change. We continue to evaluate to what extent ASU 2016-02 will affect the Company's financial position, results of operations, cash flows and related disclosures. The Company expects to record additional material assets and corresponding liabilities related to operating leases in the statement of financial position.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)," which requires an entity to recognize credit losses as an allowance rather than as a write-down. For nonpublic entities and smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is planning to adopt ASU 2016-13 for its year beginning January 1, 2023 and subsequent interim periods and is currently evaluating to what extent ASU 2016-13 will affect the Company's financial position, results of operations, cash flows and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The new accounting rules reduce complexity by removing specific exceptions to general principles related to intraperiod tax allocations, ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. The new accounting rules also simplify accounting for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The Company will adopt ASU 2019-12 for the fiscal year ending December 31, 2022 and the adoption of this guidance is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Assets Held for Sale

During the fourth quarter of 2020, the Company committed to a plan to sell its Brazilian subsidiary and determined that it met all of the criteria to classify the assets and liabilities of this business as held for sale. In April 2021, the Company made the decision to wind down the Brazilian subsidiary and enter into a licensing agreement with a third party to service the Brazilian market. The carrying amounts of the assets were reclassified to held and used during the second quarter of 2021. During the first quarter of 2022, the criteria for substantially complete liquidation were met, and $2.1 million of accumulated other comprehensive losses were released into other expense (income), net in the consolidated results of operations during the three months ended March 31, 2022.

Insurance Recovery

In the first quarter of 2022, the Company recognized $10.0 million of insurance recovery associated with unauthorized transactions by former employees at our Mexican subsidiaries, which were identified in the quarter ended March 31, 2020. The Company maintains fidelity insurance and filed a claim, which was approved during the first quarter of 2022, to recover losses incurred up to the policy maximum of $10.0 million. The insurance recovery receivable was collected during the second quarter of 2022, and the benefit was recognized in selling, general and administrative expenses in our Consolidated Statement of Operations during the first quarter of 2022.

U.S. Pension Plan Termination

During the second quarter of 2022, the Board of Directors of HBB approved the termination of the Company's U.S. defined benefit pension plan (the "Plan") with an effective date of September 30, 2022. The Plan was previously frozen, effective December 31, 1996, for participation and benefit accrual purposes (except cash balance interest credits required by law). The Company has started the process to terminate and settle the Plan, which could take up to an estimated 24 months to complete. Benefit obligations under the Plan will be settled through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations will be transferred to a third-party insurance company. As of June 30, 2022, December 31, 2021, and June 30, 2021, the plan was overfunded under U.S. generally accepted accounting principles (“GAAP”) measures by $16.9 million, $16.0 million and $12.9 million, respectively. In light of the termination process, the Plan transferred a significant portion of its assets to lower risk investments in 2022. The Company expects that there will be no further required minimum contributions to the Plan. We currently expect that all surplus assets remaining after the Plan termination will be transferred to a qualified replacement plan.

NOTE 2—Transfer of Financial Assets
The Company has entered into an arrangement with a financial institution to sell certain US trade receivables on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $24.7 million and $52.3 million of trade receivables during the three and six months ending June 30, 2022, respectively, $36.2 million and $66.0 million of trade receivables during the three and six months ending June 30, 2021, respectively, and $140.7 million during the year ending December 31, 2021. The loss incurred on sold receivables in the consolidated results of operations for the six months ended June 30, 2022 and 2021 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows.

NOTE 3—Fair Value Disclosure

The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	JUNE 30 2022	DECEMBER 31 2021	JUNE 30 2021
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$685	$—	$—
Long-term	Other non-current assets	2,883	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	79	73	47
		$3,647	$73	$47
Liabilities:
Interest rate swap agreements
Current	Other current liabilities	$—	$216	$336
Long-term	Other long-term liabilities	—	655	1,188
Foreign currency exchange contracts
Current	Other current liabilities	154	41	390
		$154	$912	$1,914

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

There were no transfers into or out of Levels 1, 2, or 3 during the three and six months ended June 30, 2022.

NOTE 4—Stockholders' Equity

Capital Stock

The following table sets forth the Company's authorized capital stock information:

	JUNE 30 2022	DECEMBER 31 2021	JUNE 30 2021
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000	70,000
Class A Common issued(1)(2)	10,592	10,267	10,214
Treasury Stock	516	365	365
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis
Class B Common authorized	30,000	30,000	30,000
Class B Common issued(1)	3,865	4,000	4,025

(1) Class B Common converted to Class A Common were 4 and 135 shares during the three and six months ending June 30, 2022, respectively, and 12 and 20 shares during the three and six months ending June 30, 2021.

(2) The Company issued Class A Common of 22 and 190 shares during the three and six months ending June 30, 2022, respectively, and 16 and 188 shares during the three and six months ending June 30, 2021.

Stock Repurchase Program: On February 22, 2022, the Company's Board approved a stock repurchase program for the purchase of up to $25 million of the Company's Class A Common outstanding starting February 22, 2022 and ending December 31, 2023. During the six months ended June 30, 2022, the Company repurchased 151,221 shares at prevailing market prices for an aggregate purchase price of $1.6 million. There were no share repurchases during the six months ended June 30, 2021 or the twelve months ended December 31, 2021.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

Balance, January 1, 2022	$(9,877)	$(638)	$(3,728)	$(14,243)
Other comprehensive income (loss)	359	2,691	—	3,050
Reclassification adjustment to net income (loss)	1,267	(126)	50	1,191
Tax effects	727	(609)	(25)	93
Balance, March 31, 2022	(7,524)	1,318	(3,703)	(9,909)
Other comprehensive income (loss)	(726)	1,789	—	1,063
Reclassification adjustment to net income (loss)	—	(49)	109	60
Tax effects	(60)	(407)	(25)	(492)
Balance, June 30, 2022	$(8,310)	$2,651	$(3,619)	$(9,278)

Balance, January 1, 2021	$(9,775)	$(1,344)	$(6,357)	$(17,476)
Other comprehensive income (loss)	(276)	222	—	(54)
Reclassification adjustment to net income (loss)	—	182	156	338
Tax effects	(79)	(115)	(43)	(237)
Balance, March 31, 2021	(10,130)	(1,055)	(6,244)	(17,429)
Other comprehensive income (loss)	725	(800)	—	(75)
Reclassification adjustment to net income (loss)	—	145	155	300
Tax effects	(113)	196	(43)	40
Balance, June 30, 2021	$(9,518)	$(1,514)	$(6,132)	$(17,164)

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

The following table sets forth Company's revenue on a disaggregated basis for the three and six months ended June 30:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2022	2021	2022	2021
Type of good or service:
Consumer products	$130,698	$142,216	$260,458	$281,729
Commercial products	15,092	10,990	30,172	19,583
Licensing	1,737	1,449	3,248	2,592
Total revenues	$147,527	$154,655	$293,878	$303,904

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

At June 30, 2022, December 31, 2021, and June 30, 2021, HBB had accrued undiscounted obligations of $3.4 million, $3.4 million and $3.5 million respectively, for environmental investigation and remediation activities. HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.7 million related to the environmental investigation and remediation at these sites.

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

The effective tax rate on income was 20.2% and 38.1% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate was higher for the six months ended June 30, 2021 due to the inclusion of interest and penalties on unrecognized tax benefits as a discrete expense item. The interest and penalties on unrecognized tax benefits were reversed during the second quarter of 2022 due to a change in the Company's position on an unresolved Mexico tax matter, favorably impacting the effective tax rate for the six months ended June 30, 2022, partially offset by a valuation allowance on certain foreign deferred tax assets related to the Brazil liquidation.

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

Second Quarter of 2022 Compared with Second Quarter of 2021

	THREE MONTHS ENDED JUNE 30
					Increase / (Decrease)
	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Revenue	$147,527	100.0%	$154,655	100.0%	$(7,128)	(4.6)%
Cost of sales	115,549	78.3%	126,272	81.6%	(10,723)	(8.5)%
Gross profit	31,978	21.7%	28,383	18.4%	3,595	12.7%
Selling, general and administrative expenses	26,503	18.0%	27,447	17.7%	(944)	(3.4)%
Amortization of intangible assets	50	—%	50	—%	—	—%
Operating profit (loss)	5,425	3.7%	886	0.6%	4,539	512.3%
Interest expense, net	867	0.6%	698	0.5%	169	24.2%
Other expense (income), net	(252)	(0.2)%	(224)	(0.1)%	(28)	12.5%
Income (loss) before income taxes	4,810	3.3%	412	0.3%	4,398	1,067.5%
Income tax expense (benefit)	(279)	(0.2)%	326	0.2%	(605)	(185.6)%
Net income (loss)	$5,089	3.4%	$86	0.1%	$5,003	5,817.4%

Effective income tax rate	(5.8)%	79.1%

The following table identifies the components of the change in revenue:

Revenue
2021	$154,655
Increase (decrease) from:
Unit volume and product mix	(18,756)
Average sales price	12,164
Foreign currency	(536)
2022	$147,527

Revenue - Revenue decreased $7.1 million, or 4.6%, due primarily to lower sales volume in the US, Latin American and Mexican Consumer markets compared to prior year. Additionally, there was a decrease in revenue compared to the prior year due to the Company's decision to move to a licensing model from a company-managed model for its consumer business in Brazil and China, as reported in early 2021. Partially offsetting these decreases were revenue increases in the Canadian and Global Commercial markets. The Company continues to implement price increases which have partially offset the overall volume decline.

Gross profit - As a percentage of revenue, gross profit margin increased from 18.4% in the prior year to 21.7% in the current year primarily due to the impact of a full quarter of price increases which offset the higher product and transportation costs. Additionally, there was a reduction in carrier storage charges as compared to the second quarter of 2021.

Selling, general and administrative expenses - Selling, general and administrative expenses decreased $0.9 million due primarily to incremental expenses incurred during the relocation to the Company's new distribution center in the second quarter of 2021 that did not recur. Additionally, outside services decreased, and overall employee-related costs were lower, driven by a decrease in incentive compensation as a result of a decrease in the Company's stock price.

Interest expense - Interest expense, net increased $0.2 million due to rising interest rates, as well as increased average borrowings outstanding under HBB's revolving credit facility.

Income tax expense (benefit) - The effective tax rate on income was (5.8)% and 79.1% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rate was higher for the three months ended June 30, 2021 due to the inclusion of interest and penalties on unrecognized tax benefits as a discrete expense item. The interest and penalties on unrecognized tax benefits were reversed during the second quarter of 2022 due to a change in the Company's position on an unresolved Mexico tax matter, favorably impacting the effective tax rate for the three months ended June 30, 2022.

First Six Months of 2022 Compared with First Six Months of 2021

	SIX MONTHS ENDED JUNE 30
	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Revenue	$293,878	100.0%	$303,904	100.0%	$(10,026)	(3.3)%
Cost of sales	233,670	79.5%	243,828	80.2%	(10,158)	(4.2)%
Gross profit	60,208	20.5%	60,076	19.8%	132	0.2%
Selling, general and administrative expenses	41,936	14.3%	53,826	17.7%	(11,890)	(22.1)%
Amortization of intangible assets	100	—%	100	—%	—	—%
Operating profit	18,172	6.2%	6,150	2.0%	12,022	195.5%
Interest expense, net	1,600	0.5%	1,418	0.5%	182	12.8%
Other expense (income), net	1,214	0.4%	(53)	—%	1,267	(2,390.6)%
Income (loss) before income taxes	15,358	5.2%	4,785	1.6%	10,573	221.0%
Income tax expense (benefit)	3,096	1.1%	1,823	0.6%	1,273	69.8%
Net income (loss)	$12,262	4.2%	$2,962	1.0%	$9,300	314.0%

Effective income tax rate	20.2%	38.1%

The following table identifies the components of the change in revenue:

Revenue
2021	$303,904
Increase (decrease) from:
Unit volume and product mix	(31,023)
Average sales price	21,559
Foreign currency	(562)
2022	$293,878

Revenue - Revenue decreased by $10.0 million or 3.3% over the prior year due primarily to lower sales volume in the US and Canadian Consumer markets compared to prior year. Additionally, revenue decreased compared to the prior year due to the Company's decision to move to a licensing model from a company-managed model for its consumer business in Brazil and China. Revenue in the Global Commercial market grew more than 50% as compared to prior year due to the continued rebound of customer demand from pandemic-driven softness. Additionally, the Company has successfully implemented price increases which have partially offset the volume decline.

Gross profit - Gross profit margin increased to 20.5% from 19.8% due to price increases that fully offset the higher product and transportation costs during the second quarter. Additionally, for the six months ended June 30, 2022, there was a reduction in carrier storage charges as compared to the same period in 2021.

Selling, general and administrative expenses - Selling, general and administrative expenses decreased $11.9 million due primarily to the $10.0 million insurance recovery recognized during the first quarter. Compared to prior year, outside services decreased, and overall employee-related costs were lower, driven by a decrease in incentive compensation as a result of a decrease in the Company's stock price. Additionally, incremental expenses incurred during the relocation to the Company's new distribution center in the second quarter of 2021 did not recur.

Interest expense - Interest expense, net increased $0.2 million due to increased average borrowings outstanding under HBB's revolving credit facility.

Other expense (income), net - Other expense (income), net includes currency losses of $1.8 million in the current year compared to currency losses of $0.4 million in the prior year. The currency losses arise from the remeasurement of liabilities related to inventory purchases by foreign subsidiaries denominated in US dollars. This increase is driven by the liquidation of the Brazilian subsidiary, which resulted in $2.1 million of accumulated other comprehensive losses being released into other expense (income), net during the first quarter of 2022.

Income tax expense (benefit) - The effective tax rate was 20.2% compared to 38.1% in the prior year. The effective tax rate was higher for the six months ended June 30, 2021 due to the inclusion of interest and penalties on unrecognized tax benefits as a discrete expense item. The interest and penalties on unrecognized tax benefits were reversed during the second quarter of 2022 due to a change in the Company's position on an unresolved Mexico tax matter, favorably impacting the effective tax rate for the six months ended June 30, 2022, partially offset by a valuation allowance on certain foreign deferred tax assets related to the Brazil liquidation.

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

The following table presents selected cash flow information:

	SIX MONTHS ENDED JUNE 30
	2022	2021
Net cash provided by (used for) operating activities	$(25,456)	$8,425
Net cash provided by (used for) investing activities	$(661)	$(7,616)
Net cash provided by (used for) financing activities	$25,727	$(2,166)

Operating activities - Net cash used for operating activities was $25.5 million compared to cash provided by operating activities of $8.4 million in the prior year primarily due to net working capital which was a use of cash of $36.1 million in 2022 compared to providing cash of $14.6 million in 2021. In 2022, trade receivables provided net cash of $19.8 million compared to $45.2 million in the prior year due to the timing of collections and decreased sales in 2022 compared to 2021. Net cash used for inventory and accounts payable combined was $55.9 million in 2022 compared to $30.6 million in 2021. Inventory has increased compared to the quarter-ended June 30, 2021 and the year-ended December 31, 2021 driven by longer lead times as a result of supply chain and transportation disruptions.

Investing activities - Net cash used for investing activities decreased in 2022 compared to 2021 due to capital spending for the Company's new distribution center leased facility in 2021 that did not recur.
Financing activities - Net cash provided by financing activities was $25.7 million in 2022 compared to a use of cash of $2.2 million in 2021.  The change is due to an increase in HBB's net borrowing activity on the revolving credit facility to fund net working capital.

Capital Resources

The Company expects to continue to borrow against the HBB Facility and make voluntary repayments within the next twelve months. The obligations under the HBB Facility are secured by substantially all of HBB's assets. At June 30, 2022, the borrowing base under the HBB Facility was $149.1 million and borrowings outstanding were $127.0 million. At June 30, 2022, the excess availability under the HBB Facility was $22.1 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective June 30, 2022, for base rate loans and LIBOR loans denominated in US dollars were 0.0% and 1.75%, respectively. The applicable margins, effective June 30, 2022, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 1.75%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the six months ended June 30, 2022 was 2.59% including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $50.0 million at June 30, 2022 at an average fixed interest rate of 0.95%. HBB also entered into delayed-start interest rate swaps. These swaps have notional values totaling $50.0 million as of June 30, 2022, with an average fixed interest rate of 1.67%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Dividends to Hamilton Beach Holding are not to exceed $7.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $18.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $30.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At June 30, 2022, HBB was in compliance with all financial covenants in the HBB Facility.
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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include, without limitation: (1) the Company’s ability to source and ship products to meet anticipated demand, (2) the Company’s ability to successfully manage ongoing constraints throughout the global transportation supply chain, (3) the unpredictable nature of the COVID-19 pandemic and its potential impact on the Company's business; (4) the direct and indirect impacts of the increasingly volatile global economic conditions as a result of the conflict in Ukraine; (5) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (6) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (7) bankruptcy of or loss of major retail customers or suppliers, (8) changes in costs, including transportation costs, of sourced products, (9) delays in delivery of sourced products, (10) changes in or unavailability of quality or cost effective suppliers, (11) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which the Company operates or buys and/or sells products, (12) the impact of tariffs on customer purchasing patterns, (13) product liability, regulatory actions or other litigation, warranty claims or returns of products, (14) customer acceptance of, changes in costs of, or delays in the development of new products, (15) increased competition, including consolidation within the industry, (16) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB products, (17) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, and (18) other risk factors, including those described in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2021. Furthermore, the situation surrounding COVID-19, including the mutation of variants, continues to remain fluid globally and the Company continues to manage ongoing challenges associated with the pandemic as they relate to demand, supply and operations. The potential for a material impact on the Company’s results of operations, financial condition, liquidity, and stock price remains a risk. The Company cannot reasonably estimate with any degree of certainty any future impact of COVID-19. The extent of any impact will depend on the scope of any new virus mutations and outbreaks, the nature of government public health guidelines and the public’s adherence to those guidelines, the success of business and economic recovery as the pandemic recedes, the easing of pandemic-driven supply chain disruptions, unemployment levels, and the extent to which new lockdowns may be needed or are required in particular countries including China.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its receivables. The fair value of the Company's interest rate swap agreements was an asset of $3.4 million at June 30, 2022. A hypothetical 10% decrease in interest rates would cause a decrease of $0.3 million in the fair value of interest rate swap agreements.

Additionally, a hypothetical 10% increase in interest rates would cause an increase of $0.3 million in the fair value of interest rate swap agreements. Neither would have a material impact to the Company's interest expense, net of $1.6 million for the six months ended June 30, 2022.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a payable of $0.1 million at June 30, 2022. Assuming a hypothetical 10% weakening of the US dollar at June 30, 2022, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.3 million compared with its fair value at June 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified during the quarter ended June 30, 2022, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 April 1 to 30, 2022	—	$—	—	$25,000,000
Month #2 May 1 to 31, 2022	15,525	$10.06	15,525	$24,843,869
Month #3 June 1 to 30, 2022	135,696	$10.93	135,696	$23,360,036
	151,221	$10.84	151,221	$23,360,036

(1) On February 22, 2022, the Company's Board approved a stock repurchase program for the purchase of up to $25 million of the Company's Class A Common outstanding starting February 22, 2022 and ending December 31, 2023.

There were no share repurchases during the six months ended June 30, 2021.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1
Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, amended and restated effective March 1, 2022 is incorporated herein by reference to Exhibit 4.4 to the Hamilton Beach Brands Holding Company Registration Statement on Form S-8 (No. 333-265031) filed on May 18, 2022.

10.2
Amendment No. 11 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated June 28, 2022.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	August 3, 2022	/s/ Michelle O. Mosier
Michelle O. Mosier
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)