Form 10-Q
period 2022-09-30
Hamilton Beach Brands Holding Co
filed 2022-11-02
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at October 28, 2022: 10,025,235
Number of shares of Class B Common Stock outstanding at October 28, 2022: 3,856,041

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30 2022	DECEMBER 31 2021	SEPTEMBER 30 2021
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$1,504	$1,125	$1,463
Trade receivables, net	97,802	119,580	120,672
Inventory	244,464	183,382	176,982
Prepaid expenses and other current assets	13,295	14,273	22,755
Total current assets	357,065	318,360	321,872
Property, plant and equipment, net	28,363	30,485	31,699
Goodwill	6,253	6,253	6,253
Other intangible assets, net	1,542	1,692	1,742
Deferred income taxes	1,800	4,006	3,088
Deferred costs	14,465	18,703	14,785
Other non-current assets	7,432	3,005	3,024
Total assets	$416,920	$382,504	$382,463
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$111,485	$131,912	$126,231
Accrued compensation	10,543	11,719	10,797
Accrued product returns	4,651	6,429	6,048
Other current liabilities	13,222	14,116	17,084
Total current liabilities	139,901	164,176	160,160
Revolving credit agreements	146,051	96,837	114,950
Other long-term liabilities	13,019	19,212	19,448
Total liabilities	298,971	280,225	294,558
Stockholders' equity
Class A Common stock	106	103	102
Class B Common stock	39	40	41
Capital in excess of par value	64,117	61,586	61,233
Treasury stock	(8,939)	(5,960)	(5,960)
Retained earnings	74,597	60,753	49,505
Accumulated other comprehensive loss	(11,971)	(14,243)	(17,016)
Total stockholders' equity	117,949	102,279	87,905
Total liabilities and stockholders' equity	$416,920	$382,504	$382,463

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2022	2021	2022	2021
	(In thousands, except per share data)		(In thousands, except per share data)
Revenue	$150,823	$156,740	$444,701	$460,644
Cost of sales	115,979	123,456	349,649	367,284
Gross profit	34,844	33,284	95,052	93,360
Selling, general and administrative expenses	25,425	25,788	67,361	79,614
Amortization of intangible assets	50	50	150	150
Operating profit (loss)	9,369	7,446	27,541	13,596
Interest expense, net	1,289	662	2,889	2,080
Other expense (income), net	432	(126)	1,646	(179)
Income (loss) before income taxes	7,648	6,910	23,006	11,695
Income tax expense (benefit)	1,741	1,204	4,837	3,027
Net income (loss)	$5,907	$5,706	$18,169	$8,668

Basic and diluted earnings (loss) per share	$0.43	$0.41	$1.30	$0.62

Basic weighted average shares outstanding	13,869	13,887	13,999	13,872
Diluted weighted average shares outstanding	13,892	13,902	14,026	13,888

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Net income (loss)	$5,907	$5,706	$18,169	$8,668
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,144)	306	(3,260)	229
(Loss) gain on long-term intra-entity foreign currency transactions	(14)	(960)	1,584	(626)
Cash flow hedging activity	1,963	526	5,384	130
Reclassification of foreign currency adjustments into earnings	—	—	2,085	—
Reclassification of hedging activities into earnings	210	129	78	355
Pension plan adjustment	(4,013)	—	(4,013)	—
Reclassification of pension adjustments into earnings	305	147	414	372
Total other comprehensive income (loss), net of tax	(2,693)	148	2,272	460
Comprehensive income (loss)	$3,214	$5,854	$20,441	$9,128

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2022	2021
	(In thousands)
Operating activities
Net income (loss)	$18,169	$8,668
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	3,552	3,077
Deferred income taxes	912	4,245
Stock compensation expense	2,533	2,883
Brazil foreign currency loss	2,085	—
Other	898	1,208
Net changes in operating assets and liabilities:
Affiliate payable	—	(505)
Trade receivables	21,370	26,546
Inventory	(63,328)	(3,082)
Other assets	2,181	(12,160)
Accounts payable	(20,150)	(27,868)
Other liabilities	(8,395)	(7,118)
Net cash provided by (used for) operating activities	(40,173)	(4,106)
Investing activities
Expenditures for property, plant and equipment	(1,560)	(9,109)
Net cash provided by (used for) investing activities	(1,560)	(9,109)
Financing activities
Net additions (reductions) to revolving credit agreements	49,604	16,580
Purchase of treasury stock	(2,979)	—
Cash dividends paid	(4,325)	(4,078)
Financing fees paid	(47)	—
Other financing	—	(243)
Net cash provided by (used for) financing activities	42,253	12,259
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(204)	4
Cash, cash equivalents and restricted cash
Increase (decrease) for the period	316	(952)
Balance at the beginning of the period	2,150	3,436
Balance at the end of the period	$2,466	$2,484

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$1,504	$1,463
Restricted cash included in prepaid expenses and other current assets	58	208
Restricted cash included in other non-current assets	904	813
Total cash, cash equivalents, and restricted cash	$2,466	$2,484
See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2022	$103	$40	$61,586	$(5,960)	$60,753	$(14,243)	$102,279
Net income (loss)	—	—	—	—	7,173	—	7,173
Issuance of common stock, net of conversions	2	(1)	(1)	—	—	—	—
Share-based compensation expense	—	—	764	—	—	—	764
Cash dividends, $0.10 per share	—	—	—	—	(1,392)	—	(1,392)
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,321	2,321
Reclassification adjustment to net income (loss)	—	—	—	—	—	2,013	2,013
Balance, March 31, 2022	105	39	62,349	(5,960)	66,534	(9,909)	113,158
Net income (loss)	—	—	—	—	5,089	—	5,089
Purchase of treasury stock	—	—	—	(1,640)	—	—	(1,640)
Issuance of common stock, net of conversions	1	—	(1)	—	—	—	—
Share-based compensation expense	—	—	1,042	—	—	—	1,042
Cash dividends, $0.105 per share	—	—	—	—	(1,478)	—	(1,478)
Other comprehensive income (loss), net of tax	—	—	—	—	—	582	582
Reclassification adjustment to net income (loss)	—	—	—	—	—	49	49
Balance, June 30, 2022	106	39	63,390	(7,600)	70,145	(9,278)	116,802
Net income (loss)	—	—	—	—	5,907	—	5,907
Purchase of treasury stock	—	—	—	(1,339)	—	—	(1,339)
Issuance of common stock, net of conversions	—	—	—	—	—	—	—
Share-based compensation expense	—	—	727	—	—	—	727
Cash dividends, $0.105 per share	—	—	—	—	(1,455)	—	(1,455)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(3,208)	(3,208)
Reclassification adjustment to net income	—	—	—	—	—	515	515
Balance, September 30, 2022	$106	$39	$64,117	$(8,939)	$74,597	$(11,971)	$117,949

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, January 1, 2021	$100	$41	$58,485	$(5,960)	$44,915	$(17,476)	$80,105
Net income (loss)	—	—	—	—	2,876	—	2,876
Issuance of common stock, net of conversions	2	—	(2)	—	—	—	—
Share-based compensation expense	—	—	973	—	—	—	973
Cash dividends, $0.095 per share	—	—	—	—	(1,302)	—	(1,302)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(191)	(191)
Reclassification adjustment to net income (loss)	—	—	—	—	—	238	238
Balance, March 31, 2021	102	41	59,456	(5,960)	46,489	(17,429)	82,699
Net income (loss)	—	—	—	—	86	—	86
Share-based compensation expense	—	—	1,425	—	—	—	1,425
Cash dividends, $0.10 per share	—	—	—	—	(1,387)	—	(1,387)
Other comprehensive income (loss), net of tax	—	—	—	—	—	52	52
Reclassification adjustment to net income (loss)	—	—	—	—	—	213	213
Balance, June 30, 2021	102	41	60,881	(5,960)	45,188	(17,164)	83,088
Net income (loss)	—	—	—	—	5,706	—	5,706
Issuance of common stock, net of conversions	—	—	—	—	—	—	—
Share-based compensation expense	—	—	352	—	—	—	352
Cash dividends, $0.10 per share	—	—	—	—	(1,389)	—	(1,389)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(128)	(128)
Reclassification adjustment to net loss	—	—	—	—	—	276	276
Balance, September 30, 2021	$102	$41	$61,233	$(5,960)	$49,505	$(17,016)	$87,905

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the remainder of the year due to the highly seasonal nature of the Company's primary markets. A majority of revenue and operating profit typically occurs in the second half of the calendar year when sales of products to retailers and consumers historically increase significantly for the fall holiday-selling season.

Accounting Standards Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new accounting rules provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform. During the third quarter of 2022, the Company adopted certain optional expedients provided under Topic 848 that permit its hedging relationships to continue without de-designation upon changes due to reference rate reform. The adoption of this guidance resulted in no material impact to the Company’s consolidated financial statements. The optional expedients and accounting relief in Topic 848 remain effective through December 31, 2022.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. For nonpublic entities, the amendments are currently effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is planning to adopt ASU 2016-02 when required using the modified retrospective transition method applied on the effective date. The Company’s preliminary assessment has focused on the policy elections and practical expedients permitted by the standard. The Company currently anticipates electing to apply the package of practical expedients to all leases that commenced prior to the date of adoption. Based on the analysis performed to date, the Company anticipates making a policy election to not include short-term leases on the Consolidated Balance Sheets and to not separate lease and non-lease components as permitted by the accounting guidance. The assessment is ongoing and the preliminary conclusions are subject to change. We continue to evaluate to what extent ASU 2016-02 will affect the Company's financial position, results of operations, cash flows and related disclosures. The Company expects to record additional material assets and corresponding liabilities related to operating leases in the statement of financial position.

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

Insurance Recovery

In the first quarter of 2022, the Company recognized $10.0 million of insurance recovery associated with unauthorized transactions by former employees at our Mexican subsidiaries, which were identified in the quarter ended March 31, 2020. The Company maintains fidelity insurance and filed a claim to recover losses incurred up to the policy maximum of $10.0 million. The insurance recovery was received during the second quarter of 2022, and the benefit was recognized in selling, general and administrative expenses in our Consolidated Statement of Operations during the first quarter of 2022.

U.S. Pension Plan Termination

During the second quarter of 2022, the Board of Directors of HBB approved the termination of the Company's U.S. defined benefit pension plan (the "Plan") with an effective date of September 30, 2022. The Plan was previously frozen, effective December 31, 1996, for participation and benefit accrual purposes (except cash balance interest credits required by law). The Company has started the process to terminate and settle the Plan, which could take up to an estimated 24 months to complete. Benefit obligations under the Plan will be settled through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations will be transferred to a third-party insurance company. As of September 30, 2022, December 31, 2021, and September 30, 2021, the plan was overfunded under U.S. generally accepted accounting principles (“GAAP”) measures by $12.0 million, $16.0 million and $13.4 million, respectively. In light of the termination process, the Plan transferred a significant portion of its assets to lower risk investments in 2022. The Company expects that there will be no further required minimum contributions to the Plan. We currently expect that all surplus assets remaining after the Plan termination will be transferred to a qualified replacement plan.

Pension Settlement

In the third quarter of 2022, the Company remeasured the Plan which was triggered by the level of lump sum distributions from the Plans' assets exceeding the Plan's service and interest cost threshold. The Company recognized a pre-tax pension settlement loss in Other expense (income), net of $0.3 million ($0.2 million after-tax or $0.01 per diluted share). The remeasurement resulted in a decrease in the pension benefit obligation of $2.6 million and a decrease in the fair value of the pension plan assets of $6.6 million. The impact of the remeasurement on net periodic pension benefit cost will be recognized prospectively from the remeasurement date.

Amended Credit Agreement

On August 15, 2022, the Company entered into Amendment No. 12 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as Parent and U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower (the “Amendment”). For a period of ninety days, the Amendment increases the credit facility under the Amended and Restated Credit Amendment from $150 million to $165 million and increases the eligible inventory included in the borrowing base. Additionally, the Amendment amends the pricing grid. The Amendment provides the Company flexibility on a short-term basis as it manages working capital into the holiday selling season. The pricing grid was amended to, among other matters, include an interest rate of Secured Overnight Financing Rate ("SOFR") plus an applicable margin, as allowed under Amendment No. 10 due to the transition away from LIBOR as a benchmark interest rate.

NOTE 2—Transfer of Financial Assets
The Company has entered into an arrangement with a financial institution to sell certain US trade receivables on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $28.7 million and $81.0 million of trade receivables during the three and nine months ending September 30, 2022, respectively, $28.1 million and $94.1 million of trade receivables during the three and nine months ending September 30, 2021, respectively, and $140.7 million during the year ending December 31, 2021. The loss incurred on sold receivables in the consolidated results of operations for the nine months ended September 30, 2022 and 2021 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows.

NOTE 3—Fair Value Disclosure

The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	SEPTEMBER 30 2022	DECEMBER 31 2021	SEPTEMBER 30 2021
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$894	$—	$—
Long-term	Other non-current assets	4,958	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	522	73	182
		$6,374	$73	$182
Liabilities:
Interest rate swap agreements
Current	Other current liabilities	$—	$216	$333
Long-term	Other long-term liabilities	—	655	864
Foreign currency exchange contracts
Current	Other current liabilities	50	41	24
		$50	$912	$1,221

The Company measures its derivatives at fair value using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. The Company uses a present value technique that incorporates the SOFR swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of its subsidiary and counterparty credit risk into the valuation.

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

There were no transfers into or out of Levels 1, 2, or 3 during the three and nine months ended September 30, 2022.

NOTE 4—Stockholders' Equity

Capital Stock

The following table sets forth the Company's authorized capital stock information:

	SEPTEMBER 30 2022	DECEMBER 31 2021	SEPTEMBER 30 2021
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000	70,000
Class A Common issued(1)(2)	10,623	10,267	10,245
Treasury Stock	626	365	365
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis
Class B Common authorized	30,000	30,000	30,000
Class B Common issued(1)	3,860	4,000	4,007

(1) Class B Common converted to Class A Common were 5 and 140 shares during the three and nine months ending September 30, 2022, respectively, and 18 and 38 shares during the three and nine months ending September 30, 2021.

(2) The Company issued Class A Common of 26 and 216 shares during the three and nine months ending September 30, 2022, respectively, and 13 and 201 shares during the three and nine months ending September 30, 2021.

Stock Repurchase Program: On February 22, 2022, the Company's Board approved a stock repurchase program for the purchase of up to $25 million of the Company's Class A Common outstanding starting February 22, 2022 and ending December 31, 2023. During the three and nine months ended September 30, 2022, the Company repurchased 109,828 and 261,049 shares, respectively, at prevailing market prices for an aggregate purchase price of $1.4 million and $3.0 million, respectively. There were no share repurchases during the three and nine months ended September 30, 2021 or the twelve months ended December 31, 2021.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

Balance, January 1, 2022	$(9,877)	$(638)	$(3,728)	$(14,243)
Other comprehensive income (loss)	359	2,691	—	3,050
Reclassification adjustment to net income (loss)	1,267	(126)	50	1,191
Tax effects	727	(609)	(25)	93
Balance, March 31, 2022	(7,524)	1,318	(3,703)	(9,909)
Other comprehensive income (loss)	(726)	1,789	—	1,063
Reclassification adjustment to net income (loss)	—	(49)	109	60
Tax effects	(60)	(407)	(25)	(492)
Balance, June 30, 2022	(8,310)	2,651	(3,619)	(9,278)
Other comprehensive income (loss)	(1,164)	2,584	(5,294)	(3,874)
Reclassification adjustment to net income (loss)	—	290	397	687
Tax effects	6	(701)	1,189	494
Balance, September 30, 2022	$(9,468)	$4,824	$(7,327)	$(11,971)

Balance, January 1, 2021	$(9,775)	$(1,344)	$(6,357)	$(17,476)
Other comprehensive income (loss)	(276)	222	—	(54)
Reclassification adjustment to net income (loss)	—	182	156	338
Tax effects	(79)	(115)	(43)	(237)
Balance, March 31, 2021	(10,130)	(1,055)	(6,244)	(17,429)
Other comprehensive income (loss)	725	(800)	—	(75)
Reclassification adjustment to net income (loss)	—	145	155	300
Tax effects	(113)	196	(43)	40
Balance, June 30, 2021	(9,518)	(1,514)	(6,132)	(17,164)
Other comprehensive income (loss)	(747)	753	—	6
Reclassification adjustment to net income (loss)	—	180	190	370
Tax effects	93	(278)	(43)	(228)
Balance, September 30, 2021	$(10,172)	$(859)	$(5,985)	$(17,016)

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

The following table sets forth Company's revenue on a disaggregated basis for the three and nine months ended September 30:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2022	2021	2022	2021
Type of good or service:
Consumer products	$134,813	$144,734	$395,270	$426,463
Commercial products	14,819	10,915	44,992	30,498
Licensing	1,191	1,091	4,439	3,683
Total revenues	$150,823	$156,740	$444,701	$460,644

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

At September 30, 2022, December 31, 2021, and September 30, 2021, HBB had accrued undiscounted obligations of $3.3 million, $3.4 million and $3.4 million respectively, for environmental investigation and remediation activities. HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.6 million related to the environmental investigation and remediation at these sites.

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

The effective tax rate on income was 21.0% and 25.9% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate was higher for the nine months ended September 30, 2021 due to the inclusion of interest and penalties on unrecognized tax benefits as a discrete expense item. The interest and penalties on unrecognized tax benefits were reversed during the second quarter of 2022 due to a change in the Company's position on an unresolved Mexico tax matter, favorably impacting the effective tax rate for the nine months ended September 30, 2022, partially offset by a valuation allowance on certain foreign deferred tax assets related to the Brazil liquidation.

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

Third Quarter of 2022 Compared with Third Quarter of 2021

	THREE MONTHS ENDED SEPTEMBER 30
					Increase / (Decrease)
	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Revenue	$150,823	100.0%	$156,740	100.0%	$(5,917)	(3.8)%
Cost of sales	115,979	76.9%	123,456	78.8%	(7,477)	(6.1)%
Gross profit	34,844	23.1%	33,284	21.2%	1,560	4.7%
Selling, general and administrative expenses	25,425	16.9%	25,788	16.5%	(363)	(1.4)%
Amortization of intangible assets	50	—%	50	—%	—	—%
Operating profit (loss)	9,369	6.2%	7,446	4.8%	1,923	25.8%
Interest expense, net	1,289	0.9%	662	0.4%	627	94.7%
Other expense (income), net	432	0.3%	(126)	(0.1)%	558	(442.9)%
Income (loss) before income taxes	7,648	5.1%	6,910	4.4%	738	10.7%
Income tax expense (benefit)	1,741	1.2%	1,204	0.8%	537	44.6%
Net income (loss)	$5,907	3.9%	$5,706	3.6%	$201	3.5%

Effective income tax rate	22.8%	17.4%

The following table identifies the components of the change in revenue:

Revenue
2021	$156,740
Increase (decrease) from:
Unit volume and product mix	(16,273)
Average sales price	10,956
Foreign currency	(600)
2022	$150,823

Revenue - Revenue decreased $5.9 million, or 3.8% compared to prior year, due primarily to lower unit volume partially offset by price increases and a favorable product mix. Sales decreases in the Company's Latin American, Mexican and US Consumer markets were partially offset by increases in the Global Commercial and Canadian Consumer markets. Additionally, there was a decrease in revenue compared to the prior year due to the Company's decision to move to a licensing model from a company-managed model for its consumer business in Brazil and China, as reported in early 2021. In the Company's consumer markets, decreased sales in the third quarter reflected continued inventory rebalancing overall by many retailers, timing of holiday build orders, and slightly softer point of sale. Revenue in the Global Commercial market increased as the foodservice and hospitality industries continued to rebound strongly from pandemic-driven demand softness.

Gross profit - As a percentage of revenue, gross profit margin increased from 21.2% in the prior year to 23.1% in the current year due to the impact of pricing initiatives, favorable product mix, and lower expenses for outside warehousing and labor compared to the prior year.

Selling, general and administrative expenses - Selling, general and administrative expenses decreased $0.4 million due primarily to incremental expenses incurred during the relocation to the Company's new distribution center in 2021 that did not recur. Included in selling, general and administrative expenses for the three months ended September 30, 2021 is a $0.9 million non-recurring benefit related to an insurance settlement.

Interest expense - Interest expense, net increased $0.6 million due to rising interest rates, as well as increased average borrowings outstanding under HBB's revolving credit facility.

Other expense (income), net - Other expense (income), net includes currency losses of $0.4 million in the current year compared to currency losses of $0.2 million in the prior year. The currency losses arise from the remeasurement of liabilities related to inventory purchases by foreign subsidiaries denominated in US dollars. Additionally, in the third quarter of 2022, the Company recorded a $0.3 million pension settlement charge.

Income tax expense (benefit) - The effective tax rate on income was 22.8% and 17.4% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate was lower for the three months ended September 30, 2021 due to a tax benefit from reversing temporary differences on foreign items that did not recur, partially offset by the inclusion of interest and penalties on uncertain tax benefits as a discrete item.

First Nine Months of 2022 Compared with First Nine Months of 2021

	NINE MONTHS ENDED SEPTEMBER 30
	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Revenue	$444,701	100.0%	$460,644	100.0%	$(15,943)	(3.5)%
Cost of sales	349,649	78.6%	367,284	79.7%	(17,635)	(4.8)%
Gross profit	95,052	21.4%	93,360	20.3%	1,692	1.8%
Selling, general and administrative expenses	67,361	15.1%	79,614	17.3%	(12,253)	(15.4)%
Amortization of intangible assets	150	—%	150	—%	—	—%
Operating profit	27,541	6.2%	13,596	3.0%	13,945	102.6%
Interest expense, net	2,889	0.6%	2,080	0.5%	809	38.9%
Other expense (income), net	1,646	0.4%	(179)	—%	1,825	(1,019.6)%
Income (loss) before income taxes	23,006	5.2%	11,695	2.5%	11,311	96.7%
Income tax expense (benefit)	4,837	1.1%	3,027	0.7%	1,810	59.8%
Net income (loss)	$18,169	4.1%	$8,668	1.9%	$9,501	109.6%

Effective income tax rate	21.0%	25.9%

The following table identifies the components of the change in revenue:

Revenue
2021	$460,644
Increase (decrease) from:
Unit volume and product mix	(47,297)
Average sales price	32,516
Foreign currency	(1,162)
2022	$444,701

Revenue - Revenue decreased by $15.9 million or 3.5% over the prior year due primarily to lower sales volume in all Consumer markets. Price increases partially offset the volume decreases in the US, Latin American, and Mexican Consumer markets compared to prior year. Additionally, revenue decreased compared to the prior year due to the Company's decision to move to a licensing model from a company-managed model for its consumer business in Brazil and China. Partially offsetting these decreases was a $14.5 million, or 47.5% increase in revenue in the Global Commercial market compared to prior year due to the continued rebound of customer demand from pandemic-driven softness. The Canadian Consumer market also had a decline in sales volume compared to prior year, however price increases fully offset the volume decline.

Gross profit - Gross profit margin increased to 21.4% from 20.3% due to price increases implemented during 2022 that partially offset the higher product and transportation costs. Additionally, for the nine months ended September 30, 2022, there was a reduction in carrier storage charges as compared to the same period in 2021.

Selling, general and administrative expenses - Selling, general and administrative expenses decreased $12.3 million due primarily to the $10.0 million insurance recovery recognized during the first quarter of 2022. Compared to prior year, outside services decreased, and incremental expenses incurred during the relocation to the Company's new distribution center did not recur.

Interest expense - Interest expense, net increased $0.8 million due to rising interest rates and increased average borrowings outstanding under HBB's revolving credit facility.

Other expense (income), net - Other expense (income), net includes currency losses of $2.2 million in the current year compared to currency losses of $0.6 million in the prior year. This increase is driven by the liquidation of the Brazilian subsidiary, which resulted in $2.1 million of accumulated other comprehensive losses being released into other expense (income), net during the first quarter of 2022. Additionally, in the third quarter 2022, the Company recorded a $0.3 million pension settlement charge.

Income tax expense (benefit) - The effective tax rate was 21.0% compared to 25.9% in the prior year. The effective tax rate was higher for the nine months ended September 30, 2021 due to the inclusion of interest and penalties on unrecognized tax benefits as a discrete expense item. The interest and penalties on unrecognized tax benefits were reversed during the second quarter of 2022 due to a change in the Company's position on an unresolved Mexico tax matter, favorably impacting the effective tax rate for the nine months ended September 30, 2022, partially offset by a valuation allowance on certain foreign deferred tax assets related to the Brazil liquidation.

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

On August 15, 2022, the Company entered into Amendment No. 12 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as Parent and U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower (the “Amendment”). For a period of ninety days, the Amendment increases the credit facility under the Amended and Restated Credit Amendment from $150 million to $165 million and increases the eligible inventory included in the borrowing base. Additionally, the Amendment amends the pricing grid. The Amendment provides the Company flexibility on a short-term basis as it manages working capital into the holiday selling season. The pricing grid was amended to, among other matters, include an interest rate of Secured Overnight Financing Rate ("SOFR") plus an applicable margin, as allowed under Amendment No. 10 due to the transition away from LIBOR as a benchmark interest rate.

The following table presents selected cash flow information:

	NINE MONTHS ENDED SEPTEMBER 30
	2022	2021
Net cash provided by (used for) operating activities	$(40,173)	$(4,106)
Net cash provided by (used for) investing activities	$(1,560)	$(9,109)
Net cash provided by (used for) financing activities	$42,253	$12,259

Operating activities - Net cash used for operating activities was $40.2 million compared to cash used for operating activities of $4.1 million in the prior year primarily due to net working capital which was a use of cash of $62.1 million in 2022 compared to a use of cash of $4.4 million in 2021. Trade receivables provided net cash of $21.4 million during 2022 compared to $26.5 million in the prior year. Net cash used for inventory and accounts payable combined was $83.5 million in 2022 compared to $30.9 million in 2021. Inventory has increased compared to the quarter-ended September 30, 2021 and the year-ended December 31, 2021 driven by longer lead times in the supply chain, retailer inventory rebalancing programs, and normal variations in holiday build ordering patterns.
Investing activities - Net cash used for investing activities decreased in 2022 compared to 2021 due to capital spending for the Company's new distribution center leased facility in 2021 that did not recur.
Financing activities - Net cash used for financing activities was $42.3 million in 2022 compared to cash used for financing activities of $12.3 million in 2021.  The change is due to an increase in HBB's net borrowing activity on the revolving credit facility to fund net working capital.

Capital Resources

The Company expects to continue to borrow against the HBB Facility and make voluntary repayments within the next twelve months. The obligations under the HBB Facility are secured by substantially all of HBB's assets. At September 30, 2022, the borrowing base under the HBB Facility was $164.3 million and borrowings outstanding were $146.1 million. At September 30, 2022, the excess availability under the HBB Facility was $18.2 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, SOFR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective September 30, 2022, for base rate loans and SOFR loans denominated in US dollars were 0.0% and 1.80%, respectively. The applicable margins, effective September 30, 2022, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 1.80%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the nine months ended September 30, 2022 was 3.00% including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $50.0 million at September 30, 2022 at an average fixed interest rate of 0.85%. HBB also entered into delayed-start interest rate swaps. These swaps have notional values totaling $50.0 million as of September 30, 2022, with an average fixed interest rate of 1.59%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Dividends to Hamilton Beach Holding are not to exceed $7.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $18.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $30.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At September 30, 2022, HBB was in compliance with all financial covenants in the HBB Facility.
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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its receivables. The fair value of the Company's interest rate swap agreements was an asset of $5.7 million at September 30, 2022. A hypothetical 10% decrease in interest rates would cause a decrease of $0.3 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% increase in interest rates would cause an increase of $0.3 million in the fair value of interest rate swap agreements. Neither would have a material impact to the Company's interest expense, net of $2.9 million for the nine months ended September 30, 2022.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a receivable of $0.5 million at September 30, 2022. Assuming a hypothetical 10% weakening of the US dollar at September 30, 2022, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $0.6 million compared with its fair value at September 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified during the quarter ended September 30, 2022, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 July 1 to 31, 2022	109,828	$12.19	109,828	$22,020,771
Month #2 August 1 to 31, 2022	—	$—	—	$22,020,771
Month #3 September 1 to 30, 2022	—	—	—	$22,020,771
	109,828	$12.19	109,828	$22,020,771

(1) On February 22, 2022, the Company's Board approved a stock repurchase program for the purchase of up to $25 million of the Company's Class A Common outstanding starting February 22, 2022 and ending December 31, 2023.

There were no share repurchases during the three and nine months ended September 30, 2021.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1
Amendment No. 12 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated August 15, 2022 is incorporated by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on August 18, 2022.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	November 2, 2022	/s/ Michelle O. Mosier
Michelle O. Mosier
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)