Form 10-K
period 2022-12-31
Hamilton Beach Brands Holding Co
filed 2023-03-09
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐    No ☑

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter): $84,623,678

Number of shares of Class A Common Stock outstanding at March 3, 2023: 10,274,263
Number of shares of Class B Common Stock outstanding at March 3, 2023: 3,629,264

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for its 2023 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

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

HBB is a leading designer, marketer, and distributor of a wide range of branded small electric household and specialty housewares appliances, as well as commercial products for restaurants, fast food chains, bars, and hotels. HBB operates in the consumer, commercial and specialty small appliance markets.

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

Sales and Marketing

HBB designs, markets and distributes a wide range of branded, small electric household and specialty housewares appliances, including air fryers, blenders, coffee makers, food processors, indoor electric grills, irons, juicers, mixers, slow cookers, toasters and toaster ovens. HBB also designs, markets and distributes commercial products for restaurants, fast food chains, bars and hotels. HBB generally markets its “good” and “better” consumer products under the Hamilton Beach® and Proctor Silex® brands. HBB participates in the premium market with its owned brands Hamilton Beach® Professional and Weston® farm-to-table and field-to-table food processing equipment. Additionally, the Company participates in the premium market through multiyear licensing agreements to market and distribute a line of countertop appliances under the Wolf Gourmet® brand, a line of premium garment care products under the CHI® brand and the Bartesian® premium cocktail delivery system. The Company continues to expand in the home, health and wellness market, selling air purifiers under the Clorox® and TrueAir® brands, Hamilton Beach® Health smart Injection Care Management Systems, and Brita® water filtration systems. HBB markets its commercial products under the Hamilton Beach Commercial® and the Proctor Silex Commercial® brands. HBB supplies private label products on a limited basis. HBB also licenses certain of its trademarks to various licensees in categories such as microwave ovens, among others. Sales promotion activities are supported through print and digital marketing vehicles. HBB promotes certain of its innovative products primarily through the use of digital and print advertising.

Customers

Sales in North America are generated predominantly by a network of inside sales employees to mass merchandisers, ecommerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers, distributors, restaurants, bars, hotels and other retail outlets. Walmart Inc. and its global subsidiaries accounted for approximately 26%, 28% and 35% of HBB’s revenue in 2022, 2021 and 2020, respectively. Amazon.com, Inc. and its subsidiaries accounted for approximately 23%, 22% and 16% of HBB's revenue in 2022, 2021 and 2020, respectively. HBB’s five largest customers accounted for approximately 61%, 61%, and 64% of HBB’s revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

Product Warranty

HBB's warranty program to the consumer consists generally of an assurance-type limited warranty lasting for varying periods of up to ten years for electric appliances, with the majority of products having a warranty of one to three years. There is no guarantee to the consumer as HBB may repair or replace, at its option, those products returned under warranty.

Working Capital

The market for small electric household and specialty housewares appliances is highly seasonal in nature. The majority of HBB's revenue and operating profit typically occurs in the second half of the year due to the fall holiday-selling season. Due to the seasonality of purchases of its products, HBB generally uses a substantial amount of cash or borrowings under our revolving credit facility to finance inventory in anticipation of the fall holiday-selling season.

Patents, Trademarks, Copyrights and Licenses

HBB holds patents and trademarks registered in the United States ("U.S.") and foreign countries for various products. HBB believes its business is not dependent upon any individual patent, copyright or license, but that the Hamilton Beach®, Proctor Silex®, Hamilton Beach® Professional, and Weston® trademarks are material to its business.

Product Design and Development

HBB incurred $11.8 million, $8.6 million and $10.0 million in 2022, 2021 and 2020, respectively, on product design and development activities.

Key Suppliers and Raw Material

HBB’s products are produced to its specifications by third-party suppliers. HBB does not maintain long-term purchase contracts with suppliers and operates mainly on a purchase order basis. HBB negotiates the purchases from its foreign suppliers in U.S. dollars.

During 2022, HBB purchased substantially all of its finished products from suppliers in China. HBB purchases its inventory from approximately 65 suppliers, one of which represented more than 10% of purchases during the year ended December 31, 2022. HBB believes the loss of any one supplier would not have a long-term material adverse effect on its business because there are adequate supplier choices available that can meet HBB’s production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect HBB’s business until alternative supply arrangements are secured.

The principal raw materials used by HBB’s third-party suppliers to manufacture its products are plastic, glass, steel, copper, aluminum and packaging materials. HBB believes adequate quantities of raw materials are available from various suppliers.

Competition

HBB believes the principal areas of competition with respect to its products are product design and innovation, quality, price, product features, supply chain excellence, merchandising, promotion and warranty. HBB competes with many manufacturers and distributors of housewares products. As brick and mortar retailers generally purchase a limited selection of branded, small electric appliances, HBB competes with other suppliers for retail shelf space. In the ecommerce channel, HBB must compete with a broad list of competitors for brand reputation through compelling content, strong ratings and reviews from consumers.

To meet these competitive challenges, the Company has focused on continued innovation in its leading brands as well as expanding into new categories using existing core competencies. HBB’s presence in a significant number of product categories across various price points allows the Company to meet the needs of a wide range of retailers and consumers. Based on publicly available information about the industry, HBB is one of the largest full-line distributors and marketers of small electric household and specialty housewares appliances in North America, including the U.S., Canada, Mexico and Latin America, based on key product categories. Hamilton Beach® is the #1 small kitchen appliance brand in the US, in brick-and-mortar and ecommerce channels, based on units sold.

To a lesser degree, HBB retail product lines compete outside of North America. HBB's commercial products compete globally and have generated a strong position in these markets.

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

Transactions with Related Parties

Mr. Alfred M. Rankin is the former executive chairman of the Company and current non-executive chairman of the Board of the Company. Mr. Rankin provides consulting services to the Company under the terms of a consulting agreement pursuant to which Mr. Rankin supports the president and chief executive officer of the Company upon request. Fees for consulting services rendered by Mr. Rankin were $0.5 million for each of the years ended December 31, 2022, 2021, and 2020.

Human Capital Resources

Our business is dependent upon, and focused on, people—our employees, our customers and the consumers who enjoy our appliances, and the communities in which we live. Our culture is built on and centered around Good Thinking®, which incorporates teamwork, service and inspired thinking into all areas of our business. We believe that this values-based culture is a core strength that provides the foundation for our working environment and our employees. Good Thinking ® is more than developing new products; it inspires everything we do.

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

As of December 31, 2022, the Company employed approximately 700 employees in four countries—Canada, China, Mexico, and the United States, of which approximately 95% were full time and the remaining were part time. Approximately 3% of our workforce is covered by collective bargaining agreements, all of whom are based in Canada or Mexico. There are approximately 500 employees in the United States with about half of those based at the Company’s headquarters in Richmond, Virginia, which is home to the Company’s product design, development and marketing teams as well as its state-of-the-art test kitchen and UL-certified test laboratory. Most of the remaining employees in the United States support the operation of our Byhalia, Mississippi distribution centers. We consider employee relations to be good.

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

Talent Acquisition, Development and Retention
The long-term success and growth of our business depend in large part on our ability to execute an effective talent strategy that attracts, engages and grows a highly talented and committed workforce capable of enabling and leading our performance. To meet our talent objectives, we utilize key strategies and processes related to recruitment while we remain focused on continuing to strengthen our onboarding and ongoing learning development. We monitor market compensation and benefits to be able to attract, retain and promote employees and reduce turnover and its associated costs. Through our total rewards programs, we strive to offer competitive compensation, benefits and services to our full-time employees including, incentive plans, recognition plans, defined contribution plans, healthcare benefits, tax-advantaged spending accounts, employee assistance programs and other programs such as sick leave and paid vacation and holidays.

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

We have been impressed by the resiliency and adaptability demonstrated by our employees throughout the pandemic. We believe that their ability to remain flexible and to work productively and collaboratively and, in many cases, remotely during such stressful and unpredictable times is a testament to the strength of our Good Thinking® culture. We also believe that the pandemic-related challenges have strengthened us and that we now are better positioned to adjust work locations and patterns if other disruptive events were to occur.

Information about our Executive Officers
There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected.
The following tables set forth, as of March 9, 2023, the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers.
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

Gregory H. Trepp	61	President and Chief Executive Officer of Hamilton Beach Holding (from September 2017); President and Chief Executive Officer of HBB (from prior to 2017)	Chief Executive Officer of KC (from prior to 2017 to April 2020)
R. Scott Tidey	58	Senior Vice President, Global Sales of HBB (from January 2023)	Senior Vice President, Consumer Sales & Marketing of HBB (from March 2021 to January 2023), Senior Vice President, North America Sales and Marketing of HBB (from prior to 2017 to March 2021)
Linda Woermer	62	Senior Director, Controller of HBB (from April 2020)
Director of Fahrenheit Advisors, LLC (from April 2019 to March 2020), Senior Manager of Financial Planning and Analysis, Global Commercial Operations of Indivior, Inc. (from September 2017 to March 2019)

Lawrence K. Workman, Jr.	53	Senior Vice President, General Counsel and Secretary of Hamilton Beach Holding (from July 2021)	Vice President, Business Development and Corporate Counsel of Coca-Cola Consolidated, Inc. (from prior to 2017 to July 2021)
Item 1A. RISK FACTORS

Industry Risks

HBB’s business is sensitive to the strength of the North American consumer markets and weakness in these markets could adversely affect its business.

The strength of the economy in the U.S., and to a lesser degree in Canada and Mexico, has a significant impact on HBB’s performance. Weakness in consumer confidence and poor financial performance by mass merchandisers, ecommerce retailers, warehouse clubs, department stores or any of HBB’s other customers could result in reduced revenue and profitability. A general slowdown in the consumer sector could result in additional pricing and marketing support pressures on HBB. Additionally, in periods of uncertain economic conditions, such as inflation, rising interest rates, recessions or economic slowdowns, HBB's customers may purchase less of our products as they manage their inventory levels to adjust to changes in consumers’ spending habits in response to such economic conditions. These circumstances could adversely impact our revenue and profitability.

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

With the growing trend towards the concentration of the industry and HBB’s branded small electric household and specialty housewares appliance sales among fewer retailers, HBB is increasingly dependent upon fewer customers whose bargaining strength is growing as a result of this concentration. HBB sells a substantial quantity of products to mass merchandisers, ecommerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. As a result, these retailers generally have a large selection of small electric household and specialty housewares appliance suppliers from which to choose. In addition, certain of HBB’s larger customers use their own private label brands on household appliances that compete directly with some of HBB’s products. As the retailers in the small electric household appliance industry become more concentrated, competition for sales to these retailers may increase, which could materially reduce our revenue and profitability.

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

Sales of HBB products are related to consumer spending, including general economic conditions affecting disposable consumer income such as unemployment rates, business conditions, interest rates, levels of consumer confidence, energy prices, mortgage rates, the level of consumer debt and taxation. Declines in consumer spending or a shift in consumer spending away from small electric household and specialty housewares appliances may significantly reduce demand for our products and reduce orders from retailers for our products, which could lead to increased inventories. Additionally, this may result in lower sales volume, higher price concessions, and lower gross margins.

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

Business Risks

Uncertain or unfavorable global economic conditions may have an adverse effect on our business, operating results and financial condition.

Our business has in the past been, and may continue to be, adversely affected by changes in global economic conditions including inflation, rising interest rates, consumer spending rates, availability and costs of raw materials, and availability of capital markets. Further, the negative impacts from the COVID-19 pandemic and its downstream impacts, as well as the ongoing war in Ukraine could negatively impact our business, financial condition, results of operations and cash flows. Inflationary pressures negatively impacted our net revenues, operating margin and net income in fiscal year 2022.

Factors that are largely beyond HBB's control, such as inflation and commodity prices for the raw materials needed by suppliers of HBB’s products, may affect the cost of products. While, historically, the costs of our products have fluctuated, we experienced higher than expected product costs during 2022, largely due to cost pressures resulting from economic conditions. As an example, HBB’s products require a substantial amount of plastic. Because the primary resource used in plastic is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. When the prices of petroleum, as well as steel, aluminum and copper, increase significantly, supplier price increases may materially reduce our profitability. In addition, due to ongoing global supply chain challenges, the Company experienced increased transportation costs which have negatively impacted our results in 2022, and could continue to adversely affect our operating results in the future.

Although we take measures to mitigate the impact of increased product and transportation costs through pricing, if inflationary pressures are sustained, or if pricing strategies are ineffective or are not implemented in a timely manner, we may only be able to recover a portion of our increased costs in future periods which may have a material adverse effect on our businesses, financial condition, results of operations and cash flows. Our ability to raise prices to reflect increased costs may also be limited by competitive conditions in the market for our products. Conversely, because our sales are at prices that are based upon product and transportation costs, our operating profit may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of net sales may remain relatively constant. If these pressures continue, our revenue, operating margins and net income may continue to be negatively impacted in fiscal year 2023.

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

HBB is dependent on third-party suppliers for the manufacturing and distribution of our products. Our ability to select reliable suppliers that provide timely deliveries of quality products will impact our success in meeting customer demand. Any supplier's inability to timely deliver products that meet desired specifications or any unanticipated changes in suppliers could be disruptive and costly. Any significant failure by HBB to obtain quality products, in sufficient quantities, on a timely basis, and at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on revenue and profitability. As a majority of suppliers are based in China, international operations are subject to additional risks including, among others:

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

Our ability to meet customers’ demands depends, in part, on our ability to obtain the timely and adequate shipment of our products. Certain transportation industry vendors may experience capacity constraints due to increases in volume. If our transportation industry vendors become capacity constrained, then we may have to identify new vendors or explore alternative order fulfillment methods to ensure we have sufficient shipping capabilities. We have experienced and could again experience significant delays in shipping our products to customers and incur additional costs to establish alternative shipping sources if existing vendors are unable to sufficiently handle our shipping volume. We cannot predict if we will be able to obtain alternative shipping sources within the time frames that we require and at a comparable cost.

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

HBB’s credit facility contains covenants and other restrictions that, among other things, require HBB to satisfy certain financial tests, maintain certain financial ratios and restrict HBB’s ability to incur additional indebtedness. The restrictions and covenants in HBB’s credit facility, and other future financing arrangements may limit HBB’s ability to respond to market conditions, provide for capital investment needs, pay dividends or take advantage of business opportunities by limiting the amount of additional borrowings HBB may incur. Additionally, our exposure to rising interest rates subjects us to increased debt obligations with respect to existing floating rate debt during periods where such rates are in effect, particularly in light of the significant increase in interest rates during 2022.

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

Over the past several years, the U.S. government has taken a number of trade actions that impact or could impact our operations, including imposing tariffs on certain goods imported into the United States. In addition, several governments, including the European Union, China and India, have imposed tariffs on certain goods imported from the United States. As the majority of our products are imported into the United States from China, many of our product lines are subject to the tariffs imposed under Section 301 of U.S. trade law that have been applied to separate lists of Chinese goods imported into the United States, beginning during the Trump Administration and continuing in the Biden Administration. The Section 301 tariffs on goods covered by lists 1, 2, 3 and 4a affect approximately 25% of total HBB purchases on an annualized basis. In December 2019, the United States Trade Representative (USTR) announced a “Phase One” agreement with China pursuant to which the U.S. government agreed to suspend the 15% tariffs on List 4b products. In January 2020, USTR issued a Federal Register notice reducing the rate of Section 301 tariffs on List 4a products to 7.5%, effective in February 2020. A number of lawsuits and other legal challenges with respect to the Section 301 tariff actions have been filed and remain pending, which could result in changes to the tariffs. To date, the Biden Administration has effectively maintained and has continued to defend and to enforce these particular trade actions. We are continually evaluating the impact of the current and any possible new tariffs on our supply chain, costs, sales and profitability and are considering strategies to mitigate such impact, including reviewing sourcing options, filing requests for exclusion from the tariffs for certain product lines and working with our suppliers and customers. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. government or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.

Risks Related to Our Common Stock

The amount and frequency of dividend payments made on Hamilton Beach Holding’s common stock could change.

The Company's Board has the power to determine the amount and frequency of the payment of dividends. Decisions regarding whether or not to pay dividends and the amount of any dividends are based on earnings, capital, and future expense requirements, financial conditions, contractual limitations and other factors our Board may consider. Accordingly, holders of our common stock should not rely on past payment of dividends in a particular amount as an indication of the amount of dividends, if any, that will be paid in the future.

Certain members of the Company's extended founding family own a substantial amount of Class A Common and Class B Common, and if they were to act in concert, could control the outcome of director elections and other stockholder votes on significant actions.

Hamilton Beach Holding has two classes of common stock: Class A Common and Class B Common. Holders of Class A Common will be entitled to cast one vote per share and, as of December 31, 2022, accounted for approximately 20.70% of the voting power of Hamilton Beach Holding. Holders of Class B Common are entitled to cast ten votes per share and, as of December 31, 2022, accounted for the remaining voting power of Hamilton Beach Holding. As of December 31, 2022, certain members of the Company's extended founding family held approximately 32.72% of Class A Common and 87.47% of Class B Common. On the basis of this common stock ownership, certain members of the Company's extended founding family could exercise 76.13% of the Company's total voting power. Although there is no voting agreement among such family members, in writing or otherwise, if they were to act in concert, they would exert significant control over the outcome of director elections and other stockholder votes on significant actions, such as certain amendments to the Company's amended and restated certificate of incorporation and sale of the Company or substantially all of its assets. Because such family members could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES
The following table presents the principal distribution and office facilities owned or leased:

Owned/
Facility Location	Leased	Function(s) (3)
Glen Allen, Virginia	Leased	Corporate headquarters
Geel, Belgium	(1)	Distribution center
Shenzhen, People's Republic of China	(1)	Distribution centers
Mexico City, Mexico	Leased	Mexico sales and administrative headquarters
Belleville, Ontario, Canada	Leased	Distribution center
Southern Pines, North Carolina	Owned	Service center for customer returns; parts distribution center; call center
Shenzhen, People's Republic of China	Leased	Administrative office
Markham, Ontario, Canada	Leased	Canada sales and administration headquarters
Shanghai, People's Republic of China	Leased	Sales office
Tultitlan, Mexico	(1)	Distribution center
Byhalia, Mississippi	Leased	Distribution centers (2)
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
At March 3, 2023, there were 727 Class A Common stockholders of record and 771 Class B Common stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February 2022, the Company's Board approved a stock repurchase program for the purchase of up to $25 million of the Company's Class A Common outstanding starting February 22, 2022 and ending December 31, 2023. During the year ended December 31, 2022, the Company repurchased 261,049 shares for an aggregate purchase price of $3.0 million. There were no share repurchases during the fourth quarter of 2022. There were no share repurchases during the years ended December 31, 2021 and 2020.

Item 6. RESERVED

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The following discussion and analysis focuses on our financial results for the years ended December 31, 2022 and 2021 and year-to-year comparisons between these years. A discussion of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is included in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company monitors its estimates of variable consideration, which includes returns and price concessions, and periodically makes adjustments to the carrying amounts as appropriate. During 2022, there were no material adjustments to the aforesaid estimates and the Company's past results of operations have not been materially affected by a change in these estimates. Although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change these estimates in the future.

Retirement Benefit Plans: The Company maintains two defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. The Company's policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations. The defined benefit pension plan assets consist primarily of government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Historically, the Company employed a total return on investment approach whereby a mix of equities and fixed income investments were used to maximize the long-term return of plan assets for a prudent level of risk. During the second quarter of 2022, the Board of Directors of HBB approved the termination of the Company's U.S. defined benefit pension plan (the "Plan") with an effective date of September 30, 2022. In light of the Plan termination process, volatility in the market, and the funding status, the Plan transferred a significant portion of its assets to lower risk investments in 2022 to move towards a liability driven investing strategy whereby the assets are primarily fixed income investments. The fixed income investments that were chosen under this strategy, while not precisely the same, are meant to parallel the investments selected in determining the discount rate used to calculate the Company’s pension liability.

For the Non-U.S. Plan, the expected long-term rate of return on defined benefit plan assets reflects the Company's expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. In establishing the expected long-term rate of return assumption for plan assets, the Company considers the historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans as well as a forward-looking rate of return. The historical and forward-looking rates of return are used to determine the Company's estimated rate of return assumption.

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

Changes to the estimate of any of these factors could result in a material change to the Company's pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2022 assumptions are used to calculate 2023 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2023 of approximately $0.3 million for the plans. A one percentage-point change in the discount rate would result in a change in pension expense for 2023 of less than $0.1 million. A one percentage-point increase in the discount rate would have lowered the plans’ projected benefit obligation as of the end of 2022 by approximately $1.0 million; while a one percentage-point decrease in the discount rate would have raised the plans’ projected benefit obligation as of the end of 2022 by approximately $1.1 million.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
RESULTS OF OPERATIONS

The results of operations for Hamilton Beach Holding were as follows for the years ended December 31:

2022 Compared with 2021

	Year Ended December 31
	2022	% of Revenue	2021	% of Revenue	$ Change	% Change
Revenue	$640,949	100.0%	$658,394	100.0%	$(17,445)	(2.6)%
Cost of sales	511,835	79.9%	521,892	79.3%	(10,057)	(1.9)%
Gross profit	129,114	20.1%	136,502	20.7%	(7,388)	(5.4)%
Selling, general and administrative expenses	90,120	14.1%	104,763	15.9%	(14,643)	(14.0)%
Amortization of intangible assets	200	—%	200	—%	—	—%
Operating profit (loss)	38,794	6.1%	31,539	4.8%	7,255	23.0%
Interest expense, net	4,589	0.7%	2,854	0.4%	1,735	60.8%
Other expense (income), net	1,776	0.3%	(272)	—%	2,048	(752.9)%
Income (loss) from continuing operations before income taxes	32,429	5.1%	28,957	4.4%	3,472	12.0%
Income tax expense	7,162	1.1%	7,651	1.2%	(489)	(6.4)%
Net income from continuing operations	25,267	3.9%	21,306	3.2%	3,961	18.6%
Income (loss) from discontinued operations, net of tax	—	—%	—	—%	—	—%
Net income	25,267	4.1%	21,306	3.2%	3,961	18.6%

Effective income tax rate on continuing operations	22.1%	26.4%

The following table identifies the components of the change in revenue for 2022 compared with 2021:

Revenue
2021	$658,394
(Decrease) increase from:
Unit volume and product mix	(58,530)
Foreign currency	(1,777)
Average sales price	42,862
2022	$640,949

Revenue - Revenue decreased $17.4 million, or 2.6% over the prior year due primarily to lower unit volume in the US, Canadian and Latin American markets. Price increases and favorable product mix partially offset these volume decreases. Additionally, revenue decreased compared to the prior year due to the Company's decision to move to a licensing model from a company-managed model for its consumer business in Brazil and China. Partially offsetting these decreases was a $20.5 million, or 50.0% increase in revenue in the Global Commercial market compared to the prior year due to the continued rebound of customer demand from pandemic-driven softness. The Mexican Consumer market had an increase in sales volume and revenue compared to the prior year.

Gross profit - Gross profit margin was 20.1% in the current year compared to 20.7% in the prior year. Price increases implemented during 2022 partially offset the higher product and transportation costs. Additionally, in 2022 there was a reduction in carrier storage charges as compared to 2021.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Selling, general and administrative expenses - Selling, general and administrative expenses decreased $14.6 million due primarily to the $10.0 million insurance recovery recognized during the first quarter of 2022. Compared to the prior year, outside services decreased, and incremental expenses incurred during the relocation to the Company's new distribution center did not recur.

Interest expense - Interest expense, net increased $1.7 million due primarily to rising interest rates, as well as increased average borrowings outstanding under HBB's revolving credit facility.

Other expense (income), net - Other expense (income), net in 2022 includes currency losses of $1.9 million in the current year compared to currency losses of $0.6 million in 2021. This increase is driven by the liquidation of the Brazilian subsidiary, which resulted in $2.1 million of accumulated other comprehensive losses being released into other expense (income), net during the first quarter of 2022. Additionally, during 2022, the Company recorded a $0.3 million pension settlement charge.

Income tax expense - The effective tax rate on income from continuing operations was 22.1% and 26.4% for the twelve months ended December 31, 2022 and 2021, respectively. The effective tax rate was higher for the twelve months ended December 31, 2021 due to the inclusion of interest and penalties on unrecognized tax benefits as a discrete expense item. The interest and penalties on unrecognized tax benefits were reversed during the second quarter of 2022 due to a change in the Company's position on an unresolved Mexico tax matter, favorably impacting the effective tax rate for the twelve months ended December 31, 2022, partially offset by a valuation allowance on certain foreign deferred tax assets related to the Brazil liquidation.
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

HBB's principal sources of cash to fund liquidity needs are: (i) cash generated from operations and (ii) borrowings available under the revolving credit facility, as defined below. HBB's primary use of funds consists of working capital requirements, operating expenses, capital expenditures, and payments of principal and interest on debt. At December 31, 2022, the Company had cash and cash equivalents for continuing operations of $0.9 million, compared to $1.1 million at December 31, 2021.

The following table presents selected cash flow information from continuing operations:

	Year Ended December 31
	(In thousands)
	2022	2021
Net cash provided by (used for) operating activities from continuing operations	$(3,418)	$17,857
Net cash provided by (used for) investing activities from continuing operations	$(2,279)	$(11,844)
Net cash provided by (used for) financing activities from continuing operations	$5,575	$(7,266)

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
December 31, 2022 Compared with December 31, 2021

    Operating activities - Net cash used for operating activities was $3.4 million compared to cash provided by operating activities of $17.9 million in 2021 primarily due to net working capital which was a use of cash of $39.0 million in 2022 compared to a use of cash of $1.5 million in 2021. In 2022, trade receivables provided net cash of $4.5 million compared to net cash provided of $27.6 million in the prior year due to the timing of collections. Net cash used for inventory and accounts payable combined was $43.5 million in 2022 compared to $29.1 million in 2021. The Company significantly reduced inventory levels compared to the prior year. This cash inflow was offset by a larger cash outflow related to accounts payable due to the timing of payments.

    Investing activities - Net cash used for investing activities decreased in 2022 compared to 2021 due to capital spending for the Company's new leased distribution center facility in 2021 that did not recur.

    Financing activities - Net cash provided by financing activities was $5.6 million in 2022 compared to cash used by financing activities of $7.3 million. The change is due to an increase in HBB's net borrowing activity on the revolving credit facility to fund net working capital.

Capital Resources

HBB has a $150.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2025. The Company expects to continue to borrow against the facility and make voluntary repayments within the next twelve months. Repayment of the credit facility is due on June 30, 2025, therefore all borrowings are classified as long term debt as of December 31, 2022. The obligations under the HBB Facility are secured by substantially all of HBB's assets.

At December 31, 2022, the borrowing base under the HBB Facility was $149.2 million and borrowings outstanding were $110.9 million. At December 31, 2022, the excess availability under the HBB Facility was $38.3 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, Secured Overnight Financing Rate ("SOFR") or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2022, for base rate loans and SOFR loans denominated in U.S. dollars were 0.00% and 2.05%, respectively. The applicable margins, effective December 31, 2022, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 2.05%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the year ended December 31, 2022 was 3.49%, including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $50.0 million at December 31, 2022 at an average fixed interest rate of 0.9%. HBB also entered into delayed-start interest rate swaps. These swaps have notional values totaling $50.0 million as of December 31, 2022, with an average fixed interest rate of 1.6%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Dividends to Hamilton Beach Holding are not to exceed $7.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $18.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $30.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. As of December 31, 2022, HBB was in compliance with all financial covenants in the HBB Facility.

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

Contractual Obligations, Contingent Liabilities and Commitments

Following is a table which summarizes the contractual obligations of Hamilton Beach Holding as of December 31, 2022:

	Payments Due by Period
Contractual Obligations	Total	2023	2024	2025	2026	2027	Thereafter

Revolving credit agreements	$110,895	$—	$—	$110,895	$—	$—	$—
Variable interest payments on HBB Facility	11,277	5,645	3,878	1,754	—	—	—
Purchase and other obligations	172,737	172,574	61	51	51	—	—
Operating lease obligations	66,952	8,265	8,010	6,235	5,701	5,509	33,232
Total contractual cash obligations	$361,861	$186,484	$11,949	$118,935	$5,752	$5,509	$33,232

HBB’s variable interest payments are calculated based upon HBB's anticipated payment schedule and the December 31, 2022 base rate and applicable margins, as defined in the HBB Facility. A 0.25% increase in the base rate would increase HBB’s estimated total annual interest payments on the HBB Facility by approximately $0.2 million.

HBB's purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.

An event of default, as defined in the HBB Facility and in HBB's operating lease agreements, could cause an acceleration of the payment schedule. No such event of default for HBB has occurred or is anticipated to occur.

Given the funded status of the two defined benefit pension plans, HBB does not expect to contribute to its pension plans in 2023. Pension benefit payments are made from assets of the pension plans.

Off Balance Sheet Arrangements

The Company has not entered into any off balance sheet financing arrangements.

Recently Issued and Adopted Accounting Standards

Refer to Note 1 to the consolidated financial statements for discussion of recently issued and adopted accounting standards.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
FORWARD-LOOKING STATEMENTS

The statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include, without limitation: (1) the Company’s ability to source and ship products to meet anticipated demand, (2) the Company’s ability to successfully manage constraints throughout the global transportation supply chain, (3) uncertain or unfavorable global economic conditions, including those resulting from the COVID-19 pandemic and its downstream impacts and the ongoing conflict in Ukraine; (4) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (5) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (6) bankruptcy of or loss of major retail customers or suppliers, (7) changes in costs, including transportation costs, of sourced products, (8) delays in delivery of sourced products, (9) changes in or unavailability of quality or cost effective suppliers, (10) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which the Company operates or buys and/or sells products, (11) the impact of tariffs on customer purchasing patterns, (12) product liability, regulatory actions or other litigation, warranty claims or returns of products, (13) customer acceptance of, changes in costs of, or delays in the development of new products, (14) increased competition, including consolidation within the industry, (15) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB products, (16) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, and (17) other risk factors, including those described in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2022. Furthermore, the future impact of unfavorable economic conditions, including inflation, rising interest rates, availability of capital markets, consumer spending rates, negative impacts resulting from the COVID-19 pandemic and its downstream impacts and the ongoing conflict in Ukraine remain uncertain. In uncertain economic environments, the Company cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on its business, results of operations, cash flows and financial position.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a receivable of $5.4 million at December 31, 2022. A hypothetical 10% relative decrease in interest rates would cause a decrease of $0.3 million in the fair value of interest rate swap agreements and the resulting fair value would be a receivable of $5.1 million. Additionally, a hypothetical 10% relative increase in interest rates would cause an increase of $0.3 million in the fair value of interest rate swap agreements and the resulting fair value would be a receivable of $5.7 million. Neither would have a material impact to the Company's interest expense, net of $4.6 million at December 31, 2022.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a net receivable of $0.1 million at December 31, 2022. Assuming a hypothetical 10% weakening of the U.S. dollar at December 31, 2022, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.2 million compared with its fair value at December 31, 2022.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the two-year period ended December 31, 2022 that would require disclosure pursuant to this Item 9.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Interim Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including our Chief Executive Officer and our Interim Principal Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that we maintained effective internal control over financial reporting as of December 31, 2022. The Company's effectiveness of internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.

Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting identified during the fourth quarter of 2022, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to Directors of the Company will be set forth in the 2023 Proxy Statement under the subheadings “Part II — Proposals To Be Voted On At The 2023 Annual Meeting — Proposal 1 — Election of Directors — Director Nominee Information,” which information is incorporated herein by reference.

Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2023 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Board Committees,” and “Part I — Corporate Governance Information — Description of Committees,” which information is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2023 Proxy Statement under the subheading “Part IV — Other Important Information — Delinquent Section 16(a) Reports,” which information is incorporated herein by reference.

Information regarding the executive officers of the Company is included in this Form 10-K under the subheading “Information about our Executive Officers” of Part I.

The Company has adopted a code of business conduct and ethics applicable to all Company personnel, including the principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions. The code of business conduct and ethics, entitled the “Code of Corporate Conduct,” is posted on the Company's website at www.hamiltonbeachbrands.com/investors/corporate-governance .If we make any amendments to, or grant any waiver from, the code that are required to be disclosed pursuant to the Securities Exchange Act of 1934, we will make such disclosure on our website.

Item 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation will be set forth in the 2023 Proxy Statement under the headings “Part III — Executive Compensation Information” which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
     STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2023 Proxy Statement under the subheading “Part IV — Other Important Information — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions will be set forth in the 2023 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Review and Approval of Related Person Transactions,” which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services will be set forth in the 2023 Proxy Statement under the heading “Part II — Proposals To Be Voted On At The 2023 Annual Meeting — Proposal 4 — Ratification of the Appointment of Ernst & Young LLP as the Company's Independent Registered Public Accounting Firm for 2023,” which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Documents that are filed as part of this report
The response to Item 15(a)(1) is set forth beginning at page F-1 of this Form 10-K.
(a)(2) Financial Statement Schedules
The response to Item 15(a)(2) is set forth beginning at page F-36 of this Form 10-K.
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

10.3
Amendment to Stockholders’ Agreement, dated as of December 21, 2020, by and between the Depository, the Issuer, the new Participating Stockholders and the Participating Stockholders is incorporated by reference to Exhibit 19 to the Participating Stockholders’ Schedule 13D/A, filed by the Participating Stockholders on February 12, 2021, Commission File Number 005-90132.

10.4
Amendment to Stockholders' Agreement, dated as of February 11, 2022, by and among the Depository, Hamilton Beach Brands Holding Company, the new Participating Stockholder signatories thereto and the Participating Stockholders is incorporated by reference to Exhibit 18 to the Participating Stockholders’ Schedule 13D/A, filed by the Participating Stockholders on February 11, 2022, Commission File Number 005-90132.

10.5
Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger and Sole Lead Book runner, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc. (as US Borrower), and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower), as Borrowers, dated as of May 31, 2012 is incorporated herein by reference to Exhibit 10.1 to NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on June 6, 2012, Commission File Number 1-9172.

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

10.13
Amendment No. 6 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc., as Parent, and Weston Brands, LLC, as US Borrowers, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated May 14, 2018, is incorporated by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Quarterly Report on Form 10-Q, filed on August 1, 2018.

10.14
Amendment No. 7 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as US Borrower), and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower), as Borrowers, dated as of May 15, 2020, is incorporated by reference to Exhibit 10.2 of Hamilton Beach Brands Holding Company's Quarterly Report on Form 10-Q, filed on July 24, 2020.

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

10.16
Amendment No. 9 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc., as Parent and U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated April 9, 2021, incorporated by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Quarterly Report on Form 10-Q, filed on May 5, 2021.

10.17
Amendment No. 10 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated September 17, 2021 is incorporated by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Quarterly Report on Form 10-Q, filed on November 3, 2021.

10.18
Amendment No. 11 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated June 28, 2022 is incorporated by reference to Exhibit 10.2 of Hamilton Beach Brands Holding Company's Quarterly Report on Form 10-Q, filed on August 3, 2022.

10.19
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

10.20
Consent regarding the Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated November 15, 2022 is incorporated by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on November 15, 2022.

10.21*
The Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan (Effective January  1, 2014) (incorporated herein by reference to Exhibit 10.1 to the NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on May 9, 2014, Commission File Number 1-9172).

10.22*
Amendment No. 1 The Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan (Effective January 1, 2014), is incorporated by reference to Exhibit 10.32 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.23*
Amendment No. 2 to the Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan, dated as of March 1, 2014, is incorporated by reference to Exhibit 10.3 of Hamilton Beach Brands Holding Company's Quarterly Report on Form 10-Q, filed on October 30, 2018.

10.24*
Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March  1, 2015) is incorporated herein by reference to Exhibit 10.2 to NACCO Industries, Inc. Current Report on Form 8-K, filed by NACCO Industries, Inc. on May 18, 2015, Commission File Number 1-9172.

10.25*
Amendment No. 1 to Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2015), is incorporated by reference to Exhibit 10.31 of Amendment No. 2 of the Hamilton Beach Brands Holding Company’s S-1 Registration Statement filed on September 18, 2017.

10.26*
Amendment No. 2 to the Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan, dated as of March 1, 2015, is incorporated by reference to Exhibit 10.2 of Hamilton Beach Brands Holding Company's Quarterly Report on Form 10-Q, filed on October 30, 2018.

10.27*
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

10.30*
Amendment No. 1 to the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, dated as of September 29, 2017, is incorporated by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Quarterly Report on Form 10-Q, filed on October 30, 2018.

10.31*
Amended and Restated Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, dated as of March 1, 2020, is incorporated by reference to Appendix A of Hamilton Beach Brands Holding Company's Proxy Statement, filed on March 26, 2020.

10.32*
Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, amended and restated effective March 1, 2022 is incorporated herein by reference to Exhibit 4.4 to the Hamilton Beach Brands Holding Company Registration Statement on Form S-8 (No. 333-265031) filed on May 18, 2022.

10.33*
Form of Cashless Exercise Award Agreement for the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan incorporated by reference to Exhibit 10.2 of Hamilton Beach Brands Holding Company's Quarterly Report on Form 10-Q, filed on May 5, 2021.

10.34*
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

10.37*
Hamilton Beach Brands Holding Company Non-Employee Directors’ Equity Compensation Plan (Amended and Restated Effective May 18, 2021), incorporated herein by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Quarterly Report on Form 10-Q, filed on August 4, 2021.

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

10.41*
Consulting Agreement, dated as of December 14, 2018 between Alfred M. Rankin, Jr. and Hamilton Beach Brands Holding Company, effective January 1, 2019, is incorporated by reference to Exhibit 10.37 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on December 28, 2018.

(21) Subsidiaries of the registrant.

21.1	A list of the subsidiaries of the Company is attached hereto as Exhibit 21.

(23) Consents of experts and counsel.

23.1	Consents of experts and counsel.

(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Gregory H. Trepp pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).
31(i)(2)	Certification of Linda Woermer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).

(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Gregory H. Trepp and Linda Woermer

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

Hamilton Beach Brands Holding Company
(Registrant)

	Signature	Title	Date
By:	/s/ Gregory H. Trepp	President and Chief Executive Officer, Director	March 9, 2023
Gregory H. Trepp

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned director of Hamilton Beach Brands Holding Company hereby appoints Gregory H. Trepp as the true and lawful attorney or attorney-in-fact, with full power of substitution and revocation, for the undersigned and in the name, place and stead of the undersigned, to sign on behalf of the undersigned as director of Hamilton Beach Brands Holding Company, a Delaware corporation, any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney or attorney-in-fact full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney or attorney-in-fact substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory H. Trepp
Gregory H. Trepp	President and Chief Executive Officer (Principal Executive Officer), Director	March 9, 2023

/s/ Linda Woermer
Linda Woermer	Senior Director, Controller of Hamilton Beach Brands, Inc. (Interim Principal Financial Officer)/(Interim Principal Accounting Officer)	March 9, 2023

/s/ Mark R. Belgya
Mark R. Belgya	Director	March 9, 2023

/s/ J.C. Butler, Jr.
J.C. Butler, Jr.	Director	March 9, 2023

/s/ Paul D. Furlow
Paul D. Furlow	Director	March 9, 2023

Signature	Title	Date

/s/ John P. Jumper
John P. Jumper	Director	March 9, 2023

/s/ Dennis W. LaBarre
Dennis W. LaBarre	Director	March 9, 2023

/s/ Michael S. Miller
Michael S. Miller	Director	March 9, 2023

/s/ Alfred M. Rankin, Jr.
Alfred M. Rankin, Jr.	Director	March 9, 2023

/s/ Thomas T. Rankin
Thomas T. Rankin	Director	March 9, 2023

/s/ James A. Ratner
James A. Ratner	Director	March 9, 2023

/s/ Clara R. Williams
Clara R. Williams	Director	March 9, 2023

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2022

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hamilton Beach Brands Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Beach Brands Holding Company (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2022, and the related notes and Financial Statement Schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 9, 2023 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2022 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of customer price concession accrual
Description of the matter	As described in Notes 1 and 10 to the consolidated financial statements, the Company offers price concessions to certain of its customers, which results in variable consideration. The Company recognizes a reduction to revenue and a corresponding accrual for price concessions as the related products are sold based on the estimated amount of customer sales incentives to be deducted by trade customers. This estimate is made by applying either the expected value method or most likely amount method according to which method would provide the better prediction.

Auditing the valuation of the customer price concession accrual was complex and involved especially challenging judgment because the calculation involves subjective management assumptions about estimates of expected price concessions. For example, the adjustment to the customer price concession accrual reflects management's assumptions about future deductions to be taken by customers which is subjective in nature as it relies upon retrospective analysis of price concessions claimed by customers and management’s knowledge of its customer base, and changes in those assumptions can have a material effect on the customer price concession accrual.

How we addressed the matter in our audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls that address the risk of material misstatement relating to the valuation of the customer price concession accrual. For example, we tested controls over management’s review of adjustments to the customer price concession accrual, as well as their review of significant assumptions such as the amount of future deductions to be taken by customers. We also tested controls over the completeness and accuracy of data underlying the accrual including the validation of third-party sales data.

Our audit procedures included, among others, testing a sample of the underlying data used by management in development of the customer price concession accrual, testing a sample of credit memos issued subsequent to year-end, evaluated the significant assumptions made by management by performing a hindsight analysis, and performing inquiries of executives within the Company responsible for the respective customer relationships.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Cleveland, Ohio
March 9, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hamilton Beach Brands Holding Company

Opinion on Internal Control Over Financial Reporting

We have audited Hamilton Beach Brands Holding Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hamilton Beach Brands Holding Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated March 9, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cleveland, Ohio
March 9, 2023

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2022	2021	2020
	(In thousands, except per share data)
Revenue	$640,949	$658,394	$603,713
Cost of sales	511,835	521,892	465,059
Gross profit	129,114	136,502	138,654
Selling, general and administrative expenses	90,120	104,763	99,990
Amortization of intangible assets	200	200	1,249
Operating profit (loss)	38,794	31,539	37,415
Interest expense, net	4,589	2,854	1,998
Other expense (income), net	1,776	(272)	1,685
Income (loss) from continuing operations before income taxes	32,429	28,957	33,732
Income tax expense (benefit)	7,162	7,651	9,665
Net income (loss) from continuing operations	25,267	21,306	24,067
Income (loss) from discontinued operations, net of tax	—	—	22,191
Net income (loss)	$25,267	$21,306	$46,258

Basic earnings (loss) per share:
Continuing operations	$1.81	$1.54	$1.76
Discontinued operations	—	—	1.62
Basic earnings (loss) per share	$1.81	$1.54	$3.39

Diluted earnings (loss) per share:
Continuing operations	$1.81	$1.53	$1.76
Discontinued operations	—	—	1.62
Diluted earnings (loss) per share	$1.81	$1.53	$3.37

Basic weighted average shares outstanding	13,970	13,880	13,657
Diluted weighted average shares outstanding	13,996	13,930	13,712
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2022	2021	2020
	(In thousands)
Net income (loss)	$25,267	$21,306	$46,258
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,997)	726	1,481
Gain (loss) on long-term intra-entity foreign currency transactions	1,865	(828)	(3,035)
Cash flow hedging activity	4,450	320	(540)
Reclassification of foreign currency adjustments into earnings	2,085	—	—
Reclassification of hedging activities into earnings	346	386	(463)
Pension plan adjustment	(4,053)	2,210	630
Reclassification of pension adjustments into earnings	629	419	583
Total other comprehensive income (loss), net of tax	$2,325	$3,233	$(1,344)
Comprehensive income (loss)	$27,592	$24,539	$44,914
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2022	2021
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$928	$1,125
Trade receivables, net	115,135	119,580
Inventory	156,038	183,382
Prepaid expenses and other current assets	12,643	14,273
Total current assets	284,744	318,360
Property, plant and equipment, net	27,830	30,485
Right-of-use lease assets	44,000	—
Goodwill	6,253	6,253
Other intangible assets, net	1,492	1,692
Deferred tax assets	3,117	4,006
Deferred costs	14,348	18,703
Other non-current assets	7,166	3,005
Total assets	$388,950	$382,504
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$61,759	$131,912
Accrued compensation	11,310	11,719
Accrued product returns	6,474	6,429
Lease liabilities	5,875	—
Other current liabilities	16,150	14,116
Total current liabilities	101,568	164,176
Revolving credit agreements	110,895	96,837
Lease liabilities, non-current	46,801	—
Other long-term liabilities	5,152	19,212
Total liabilities	264,416	280,225
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—
Class A Common stock, par value $0.01 per share; 10,663 and 10,267 shares issued as of December 31, 2022 and 2021, respectively	107	103
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis; 3,844 and 4,000 shares issued as of December 31, 2022 and 2021, respectively	38	40
Capital in excess of par value	65,008	61,586
Treasury stock	(8,939)	(5,960)
Retained earnings	80,238	60,753
Accumulated other comprehensive loss	(11,918)	(14,243)
Total stockholders’ equity	124,534	102,279
Total liabilities and stockholders' equity	$388,950	$382,504
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2022	2021	2020
	(In thousands)
Operating activities
Net income (loss) from continuing operations	$25,267	$21,306	$24,067
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	4,883	4,913	3,907
Deferred income taxes	372	2,110	(1,431)
Stock compensation expense	3,424	3,237	3,978
Brazil foreign currency loss	2,085	—	—
Other	(129)	1,025	2,055
Net changes in operating assets and liabilities:
Affiliate payable	—	(505)	9
Trade receivables	4,532	27,631	(41,314)
Inventory	26,399	(9,077)	(65,808)
Other assets	6,274	(4,729)	(550)
Accounts payable	(69,911)	(20,037)	40,215
Other liabilities	(6,614)	(8,017)	6,938
Net cash provided (used for) by operating activities from continuing operations	(3,418)	17,857	(27,934)
Investing activities
Expenditures for property, plant and equipment	(2,279)	(11,844)	(3,312)
Other	—	—	(500)
Net cash (used for) provided by investing activities from continuing operations	(2,279)	(11,844)	(3,812)
Financing activities
Net additions (reductions) to revolving credit agreements	14,383	(1,550)	39,761
Purchase of treasury stock	(2,979)	—	—
Cash dividends paid	(5,782)	(5,468)	(5,053)
Financing fees paid	(47)	(114)	(528)
Other financing	—	(134)	—
Net cash (used for) provided by financing activities from continuing operations	5,575	(7,266)	34,180
Cash flows from discontinued operations
Net cash provided by (used for) operating activities from discontinued operations	—	—	(6,193)
Net cash provided by (used for) investing activities from discontinued operations	—	—	6
Cash (used for) provided by discontinued operations	—	—	(6,187)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(123)	(33)	25
Cash, cash equivalents and restricted cash
Increase (decrease) for the period from continuing operations	(245)	(1,286)	2,459
Increase (decrease) for the year from discontinued operations	—	—	(6,187)
Balance at the beginning of the year	2,150	3,436	7,164
Balance at the end of the year	$1,905	$2,150	$3,436

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$928	$1,125	$2,415
Restricted cash included in prepaid expenses and other current assets	62	48	208
Restricted cash included in other non-current assets	915	977	813
Total cash, cash equivalents, and restricted cash	$1,905	$2,150	$3,436
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2020	$98	$41	$54,509	$(5,960)	$3,710	$(16,132)	$36,266
Net income (loss)	—	—	—	—	46,258	—	46,258
Issuance of common stock, net of conversions	2	—	(2)	—	—	—	—
Stock compensation expense	—	—	3,978	—	—	—	3,978
Cash dividends, $0.37 per share	—	—	—	—	(5,053)	—	(5,053)
Other comprehensive income (loss)	—	—	—	—	—	(1,464)	(1,464)
Reclassification adjustment to net income	—	—	—	—	—	120	120
Balance, December 31, 2020	$100	$41	$58,485	$(5,960)	$44,915	$(17,476)	$80,105
Net income (loss)	—	—	—	—	21,306	—	21,306
Issuance of common stock, net of conversions	3	(1)	(2)	—	—	—	—
Stock compensation expense	—	—	3,103	—	—	—	3,103
Cash dividends, $0.395 per share	—	—	—	—	(5,468)	—	(5,468)
Other comprehensive income (loss)	—	—	—	—	—	2,428	2,428
Reclassification adjustment to net income (loss)	—	—	—	—	—	805	805
Balance, December 31, 2021	$103	$40	$61,586	$(5,960)	$60,753	$(14,243)	$102,279
Net income (loss)	—	—	—	—	25,267	—	25,267
Issuance of common stock, net of conversions	4	(2)	(2)	—	—	—	—
Purchase of treasury stock	—	—	—	(2,979)	—	—	(2,979)
Stock compensation expense	—	—	3,424	—	—	—	3,424
Cash dividends, $0.415 per share	—	—	—	—	(5,782)	—	(5,782)
Other comprehensive income (loss)	—	—	—	—	—	(735)	(735)
Reclassification adjustment to net income (loss)	—	—	—	—	—	3,060	3,060
Balance, December 31, 2022	$107	$38	$65,008	$(8,939)	$80,238	$(11,918)	$124,534
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

Segment Information

As of December 31, 2022, HBB is the Company’s single reportable operating segment. The Company’s reportable segment is determined based on (i) financial information reviewed by the chief operating decision maker ("CODM") (ii) operational structure of HBB which is designed and managed to share resources across the entire suite of products offered by the business, and (iii) the basis upon which the CODM makes resource allocation decisions. Since the Company operates in one reportable segment, all required financial segment information can be found in the consolidated financial statements.

Discontinued Operations

A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity's operations and financial results. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations. There are no assets and liabilities of discontinued operations as of December 31, 2022 and 2021. KC’s cash flows are reflected as cash flows from discontinued operations within the Company’s Consolidated Statements of Cash Flows for each period presented.

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
HBB maintains significant trade receivables balances with several large retail customers. At December 31, 2022 and 2021, receivables from HBB’s five largest customers represented 73% and 61%, respectively, of HBB's net trade receivables. HBB’s significant credit concentration is uncollateralized; however, historically, minimal credit losses have been incurred.

Transfer of Financial Assets

HBB has entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. HBB utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, HBB receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer.  Under this arrangement, HBB derecognized $118.5 million, $140.7 million , and $162.4 million of trade receivables during 2022, 2021 and 2020, respectively.  The losses incurred on sold receivables in the consolidated results of operations for the years ended December 31, 2022, 2021, and 2020 were not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities.

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

Product Development Costs

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs, included in selling, general and administrative expenses, amounted to $11.8 million, $8.6 million, and $10.0 million in 2022, 2021, and 2020, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon SOFR (Secured Overnight Financing Rate). For cash flow hedges, the Company formally assesses, both at inception and on a quarterly basis thereafter, whether the designated derivative instrument is highly effective in offsetting changes in cash flows of the hedged item. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in AOCI. Deferred gains or losses are reclassified from AOCI to the Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense, net. The Company discontinues hedge accounting prospectively when the derivative is not highly effective as a hedge, the underlying hedged transaction is no longer probable, or the hedging instrument expires, is sold, terminated or exercised.

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

Stock Compensation

Pursuant to the Executive Long-Term Equity Incentive Plan (the "Executive Plan") established in September 2017, and amended and restated in March 2022, the Company grants shares of Class A Common, subject to transfer restrictions, as a means of retaining and rewarding selected employees for long-term performance. Shares awarded under the Executive Plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends after three, five or ten years from the award date or at the earliest of (i) three years after the participant's retirement date, or (ii) the participant's death or permanent disability. The Company issued 150,062, 158,272, and 94,898 shares of Class A Common in the years ended December 31, 2022, 2021, and 2020, respectively. After the issuance of these shares, there were 722,568 shares of Class A Common available for issuance under this plan. Stock compensation expense related to the Executive Plan was $2.3 million, $2.1 million, and $2.9 million for the years ended December 31, 2022, 2021, and 2020, respectively, and was based on the fair value of Class A Common on the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the annual retainer for each non-employee director is paid in transfer-restricted shares of Class A Common. For the year ended December 31, 2022, $110,000 ($150,000 for the Chairman) of the non-employee director's annual retainer of $175,000 ($250,000 for the Chairman) was paid in transfer-restricted shares of Class A Common. For the year ended December 31, 2021, $105,000 ($150,000 for the Chairman) of the non-employee director's annual retainer of $167,000 ($250,000 for the Chairman) was paid in transfer-restricted shares of Class A Common. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the transfer restriction period ends at the earliest of (i) ten years after the Quarter Date with respect to which such Required Shares were issued or transferred, (ii) the date of the director's death or date the director terminates service as a director due to permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date the director has both retired from the Board of Directors and has reached age 70. Pursuant to this plan, the Company issued 90,223, 57,735, and 74,337 shares in the years ended December 31, 2022, 2021 and 2020, respectively. In addition to the mandatory retainer fee received in transfer-restricted stock, directors may elect to receive shares of Class A Common in lieu of cash for up to 100% of the balance of their annual retainer, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. There were no shares issued under voluntary elections in 2022. Total shares issued under voluntary elections were 1,768 and 2,343 in 2021 and 2020, respectively. After the issuance of these shares, there were 193,646 shares of Class A Common available for issuance under this plan. Stock compensation expense related to these awards was $1.1 million, $1.1 million, and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Stock compensation expense represents fair value based on the market price of the shares of Class A Common on the grant date.

Leases

The Company adopted Topic 842 on January 1, 2022. The Company determines whether an arrangement is a lease at inception, considering whether the contract conveys a right to control the use of the identified asset for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are included in Right-of-use lease assets, Lease liabilities, and Lease liabilities, non-current on the Consolidated Balance Sheets.

Right-of-use lease assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. Lease liabilities are classified between current and non-current liabilities based on their contractual payment terms. The right-of-use lease asset includes prepaid rent and reflects the unamortized balance of lease incentives. The Company’s leases may include renewal options, and the renewal option is included in the lease term if it is concluded that it is reasonably certain that we will exercise that option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company has operating leases for real estate, equipment, and production specific tooling assets used by our third-party suppliers. The Company does not have finance leases. The Company has elected not to record short-term leases with initial terms of twelve months or less in our Consolidated Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on an index or a rate, such as the Company’s proportionate share of actual costs for utilities, common area maintenance, insurance, and property taxes, are excluded from the measurement of the lease liability, unless subject to fixed minimum requirements, and are recognized as variable lease cost when the obligation for that payment is incurred. The Company combines lease and non-lease components as a single component for all asset classes. Lease expense is classified as cost of sales or selling, general and administrative expenses in our Consolidated Statements of Operations based on the use of the leased item.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Our estimated incremental borrowing rate reflects a secured rate based on recent debt issuances, our estimated credit rating, lease term, as well as publicly available data for instruments with similar characteristics.

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

Insurance Recovery

In the first quarter of 2022, the Company recognized $10.0 million of insurance recovery associated with unauthorized transactions by former employees at our Mexican subsidiaries, which were identified in the quarter ended March 31, 2020. The Company maintains fidelity insurance and filed a claim to recover losses incurred up to the policy maximum of $10.0 million. The insurance recovery was received during the second quarter of 2022, and the benefit was recognized as a reduction to selling, general and administrative expenses in our Consolidated Statement of Operations during the first quarter of 2022.

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

In February 2016, the FASB issued ASU 2016-02, "Leases, (Topic 842)" which was subsequently amended when FASB issued: ASU 2018-01, "Land Easement Practical Expedient for Transition to Topic 842"; ASU 2018-10, "Codification Improvements to Topic 842"; ASU 2018-11, "Targeted Improvements". Topic 842 modifies lease accounting by requiring lessees to recognize lease right-of-use assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted Topic 842 utilizing the effective date transition method, which does not require restatement of prior periods, on January 1, 2022 and as part of the process made the following permitted accounting policy elections:
a.The package of practical expedients, which allowed the Company not to reassess prior conclusions reached related to lease existence, lease classification, and initial direct costs.
b.The Company will not recognize right-of-use assets or lease liabilities for leases with a stated term of 12 months or less.
c.The Company will not separate non-lease components from lease components for all asset classes.
d.The Company did not elect the hindsight practical expedient for any of the asset classes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Upon adoption, the Company recorded $44.0 million of right-of-use lease assets and $52.5 million of lease liabilities within the Consolidated Balance Sheet. The adoption of the standard did not have a material impact to the Consolidated Statements of Operations or Cash Flows.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The new accounting rules reduce complexity by removing specific exceptions to general principles related to intraperiod tax allocations, ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. The new accounting rules also simplify accounting for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The Company adopted ASU 2019-12 for the fiscal year ended December 31, 2022 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)," which requires an entity to recognize credit losses as an allowance rather than as a write-down. For nonpublic entities and smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is planning to adopt ASU 2016-13 for its year beginning January 1, 2023 and subsequent interim periods. Although the assessment is ongoing, the Company does not expect the adoption of this guidance to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

KC’s operating results are reflected as discontinued operations for all periods presented. The major line items constituting the income (loss) from discontinued operations, net of tax are as follows:

Year Ended December 31
2020
Revenue	$631
Cost of sales	—
Gross profit	631
Selling, general and administrative expenses	1,346
Adjustment of lease termination liability (1)	(16,457)
Adjustment of other current liabilities(2)	(6,608)
Operating profit (loss)	22,350
Interest expense	—
Other expense, net	88
Income (loss) from discontinued operations before income taxes	22,262
Income tax expense (benefit)	71
Income (loss) from discontinued operations, net of tax	$22,191
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Due to the dissolution of KC, there were no assets or liabilities associated with KC as of December 31, 2022 and 2021. Neither Hamilton Beach Brands Holding Company nor HBB has guaranteed any obligations of KC.

NOTE 3 - Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2022	2021
Land	$226	$226
Furniture and fixtures	11,617	11,485
Building and improvements	9,713	9,737
Machinery and equipment	32,660	32,392
Internal-use capitalized software	14,921	14,615
Construction in progress, including internal-use capitalized software not yet in service	959	1,240
Property, plant and equipment, at cost	70,096	69,695
Less allowances for depreciation and amortization	42,266	39,210
	$27,830	$30,485

NOTE 4 - Intangible Assets

Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2022
Trademarks	$3,100	$(1,608)	$1,492
	$3,100	$(1,608)	$1,492

Balance at December 31, 2021
Trademarks	3,100	(1,408)	1,692
	$3,100	$(1,408)	$1,692

Amortization expense for intangible assets was $0.2 million in 2022 and 2021.

Expected annual amortization expense of intangible assets for the next five years is $0.2 million. The remaining useful life of the trademark intangible asset is approximately 7.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 5 - Current and Long-Term Financing

Financing arrangements exist at the subsidiary level. Hamilton Beach Brands Holding Company has not guaranteed any borrowings of its subsidiary.

The following table summarizes HBB's available and outstanding borrowings:

	December 31
	2022	2021
Total outstanding borrowings for continuing operations:
Revolving credit agreements	$110,895	$96,837
Total outstanding borrowings	$110,895	$96,837

Total available borrowings, net of limitations, under revolving credit agreements	$149,227	$149,015

Unused available borrowings	$38,332	$52,178

Weighted average stated interest rate on total borrowings	3.80%	2.18%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements)	3.49%	3.38%

Including swap settlements, interest paid on total debt was $4.5 million, $2.8 million, and $2.1 million during 2022, 2021, and 2020, respectively. Interest capitalized was not material in 2022, 2021 and 2020.

HBB has a $150 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2025. Repayment of the credit facility is due on June 30, 2025, therefore all borrowings are classified as long-term debt as of December 31, 2022. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. As of December 31, 2022, HBB was in compliance with all financial covenants in the HBB Facility.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, SOFR, or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2022, for base rate loans and SOFR loans denominated in U.S. dollars were 0.00% and 2.05%, respectively. The applicable margins, effective December 31, 2022, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 2.05%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $50.0 million at December 31, 2022 at an average fixed interest rate of 0.9%. HBB also entered into delayed-start interest rate swaps during 2021. These swaps have notional values totaling $50.0 million as of December 31, 2022, with an average fixed interest rate of 1.6%.

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

There were no transfers into or out of Levels 1 or 2 during the years ended December 31, 2022 and 2021. There was one transfer into Level 3 related to the $3.4 million of assets held for sale during the year ended December 31, 2020. These assets were transferred out of Level 3 during the year ended December 31, 2021. There were no transfers into or out of Level 3 during the year ended December 31, 2022.

NOTE 7 - Derivative Financial Instruments

Foreign Currency Derivatives

HBB held forward foreign currency exchange contracts with total notional amounts of $11.3 million and $15.1 million at December 31, 2022, and 2021, respectively, denominated primarily in Canadian dollars and Mexican pesos. The fair value of these contracts approximated a receivable of $0.1 million at December 31, 2022 and a receivable of less than $0.1 million at December 31, 2021.

Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in AOCI.

Interest Rate Derivatives

HBB has interest rate swaps that hedge interest payments on its one-month SOFR borrowings. All swaps have been designated as cash flow hedges.

The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements for HBB at December 31, in millions:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2022	2021	2022	2021	December 31, 2022
Interest rate swaps	$50.0	$25.0	0.9%	1.7%	Extending to January 2024
Delayed start interest rate swaps	$50.0	$75.0	1.6%	1.2%	Extending to January 2029
The fair value of HBB's interest rate swap agreements was a receivable of $5.4 million at December 31, 2022 and a payable of $0.9 million at December 31, 2021. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in AOCI. The interest rate swap agreements held by HBB on December 31, 2022 are expected to continue to be effective as hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table summarizes the fair value of derivative instruments at December 31, as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2022	2021	Balance sheet location	2022	2021
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$837	$—	Other current liabilities	$—	$216
Long-term	Other non-current assets	4,539	—	Other long-term liabilities	—	655
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	174	73	Other current liabilities	101	41
Total derivatives		$5,550	$73		$101	$912

NOTE 8 - Leasing Arrangements

On January 1, 2022, the Company adopted ASU 2016-02, "Leases (Topic 842)", which at commencement of the Company’s operating leases, requires recognition of right-of-use assets and corresponding liabilities based on the present value of future lease payments over the lease term. Some of the Company’s leases, primarily those for real estate assets, may contain both lease and non-lease components, the Company has elected to combine and account for lease and non-lease components as a single lease component. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets and lease expense for these leases are recognized on a straight-line basis over the lease term. The Company does not have any finance leases. The Company’s leases have remaining lease terms of one month to 12 years, some of which include options to extend the leases for up to 5 years. The renewal option is included in the lease term if it is concluded that it is reasonably certain that we will exercise that option.

The assets associated with the Company’s operating leases primarily consist of real estate and equipment. Real estate leases are comprised of warehouses, corporate headquarters and sales offices. Equipment leases include office and warehouse equipment as well as Company specific tooling used by third-party suppliers in the production process. Payments under these lease arrangements may be fixed or variable.

Lease costs associated with fixed payments on the Company’s operating leases were $7.8 million for the year ended December 31, 2022. Variable lease costs, which are primarily related to production specific tooling assets provided by third-party suppliers, are included in product purchases which consisted of $357.6 million for the year ended December 31, 2022. Short-term lease costs for the year ended December 31, 2022 were $0.8 million.

The following table presents supplemental cash flow and non-cash information related to leases:

December 31
2022
Cash paid for amounts included in the measurement of lease liabilities – operating cash flows from leases	$7,750
Right-of-use assets obtained in exchange for lease obligations – non-cash activity	$5,430

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the Consolidated Balance Sheet at December 31, 2022:

Undiscounted Future Operating Lease Payments
2023	$8,265
2024	8,010
2025	6,235
2026	5,701
2027	5,509
Thereafter	33,232
Total lease payments	66,952
Less: impact of discounting	14,276
Present value of lease payments	$52,676

The weighted average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2022 is 9.7 years and 4.8% respectively. The discount rates used to present value the operating lease liabilities are based on estimates of the Company’s incremental borrowing rate.

As of December 31, 2022, the Company did not have any additional material operating or finance leases that had not yet commenced.

Future minimum operating lease payments at December 31, 2021 were:

Operating Leases
2022	$7,619
2023	7,929
2024	7,765
2025	5,887
2026	5,404
Subsequent to 2026	38,592
Total minimum lease payments	$73,196

Rental expense from continuing operations net of sublease rental income for all operating leases was $9.0 million in 2021 and $6.2 million in 2020.

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

The following table sets forth the Company's authorized capital stock information:

	December 31
	2022	2021
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000
Preferred stock outstanding	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000
Class A Common issued(1)(2)	10,663	10,267
Treasury Stock	626	365
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis
Class B Common authorized	30,000	30,000
Class B Common issued(1)	3,844	4,000
(1)    Class B Common converted to Class A Common were 156 shares during 2022 and 45 shares 2021.
(2)     The Company issued Class A Common of 240 during 2022 and 216 during 2021 related to the Company's stock compensation plan.

Stock Repurchase Program

In February 2022, the Company's Board approved a stock repurchase program for the purchase of up to $25 million of the Company's Class A Common outstanding starting February 22, 2022 and ending December 31, 2023. During the year ended December 31, 2022, the Company repurchased 261,049 shares for an aggregate purchase price of $3.0 million. There were no share repurchases during the years ended December 31, 2021 and 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total
Balance, January 1, 2020	$(8,221)	$(341)	$(7,570)	$(16,132)
Other comprehensive income (loss)	(896)	(718)	844	(770)
Reclassification adjustment to net income (loss)	—	(642)	701	59
Tax effects	(658)	357	(332)	(633)
Balance, December 31, 2020	$(9,775)	$(1,344)	$(6,357)	$(17,476)
Other comprehensive income (loss)	(181)	418	2,970	3,207
Reclassification adjustment to net income (loss)	—	557	654	1,211
Tax effects	79	(269)	(995)	(1,185)
Balance, December 31, 2021	$(9,877)	$(638)	$(3,728)	$(14,243)
Other comprehensive income (loss)	(865)	5,950	(5,444)	(359)
Reclassification adjustment to net income (loss)	1,267	478	851	2,596
Tax effects	551	(1,632)	1,169	88
Balance, December 31, 2022	$(8,924)	$4,158	$(7,152)	$(11,918)

Earnings per share

The weighted average number of shares of Class A Common and Class B Common outstanding used to calculate basic and diluted earnings (loss) per share were as follows:

	2022	2021	2020
Basic weighted average shares outstanding	13,970	13,880	13,657
Dilutive effect of share-based compensation awards	26	50	55
Diluted weighted average shares outstanding	13,996	13,930	13,712

Basic earnings (loss) per share:
Continuing operations	$1.81	$1.54	$1.76
Discontinued operations	—	—	1.62
Basic and diluted earnings (loss) per share	$1.81	$1.54	$3.39

Diluted earnings (loss) per share:
Continuing operations	$1.81	$1.53	$1.76
Discontinued operations	—	—	1.62
Diluted earnings (loss) per share	$1.81	$1.53	$3.37

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

A description of revenue sources and performance obligations for HBB are as follows:

Consumer and Commercial product revenue
Transactions with both consumer and commercial customers generally originate upon the receipt of a purchase order from the customer, which in some cases are governed by master sales agreements, specifying product(s) that the customer desires. Contracts for product revenue have an original duration of one year or less, and payment terms are generally standard and based on customer creditworthiness. Revenue from product sales is recognized at the point in time when control transfers to the customer, which is either when a product is shipped from the Company's facility, or delivered to customers, depending on the shipping terms. The amount of revenue recognized varies primarily with price concessions and changes in returns. The Company offers price concessions to our customers for incentive offerings, special pricing agreements, price competition, promotions or other volume-based arrangements. The Company evaluated such agreements with our customers and determined returns and price concessions should be accounted for as variable consideration.

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

License revenue
From time to time, the Company enters into exclusive and non-exclusive licensing agreements which grant the right to use certain of HBB’s intellectual property ("IP") in connection with designing, manufacturing, distributing, advertising, promoting and selling the licensees’ products during the term of the agreement. The IP that is licensed generally consists of trademarks, trade names, patents, trade dress, logos and/or products (the “Licensed IP”). In exchange for granting the right to use the Licensed IP, HBB receives a royalty payment, which is a function of (1) the total net sales of products that use the Licensed IP and (2) the royalty percentage that is stated in the licensing agreement. HBB recognizes revenue at the later of when the subsequent sales occur or satisfying the performance obligation (over time).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table presents the HBB's revenue on a disaggregated basis for the year ending:

	Year Ended
	December 31
	2022	2021	2020

Consumer products	$573,898	$612,795	$568,685
Commercial products	61,455	40,978	30,066
Licensing	5,596	4,621	4,962
Total revenues	$640,949	$658,394	$603,713

Walmart Inc. and its global subsidiaries accounted for approximately 26%, 28%, and 35% of HBB’s revenue in 2022, 2021, and 2020, respectively. Amazon.com, Inc. and its subsidiaries accounted for approximately 23%, 22%, and 16% of HBB's revenue in 2022, 2021, and 2020 respectively. HBB’s five largest customers accounted for approximately 61%, 61%, and 64% of HBB’s revenue in 2022, 2021, and 2020, respectively.

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

Proceedings and claims asserted against the Company or its subsidiary are subject to inherent uncertainties and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of an adverse impact on the Company's financial position, results of operations and cash flows for the period in which the ruling occurs, or in future periods. Hamilton Beach Brands Holding Company was previously a defendant in a lawsuit seeking to hold the Company liable for the unsatisfied portion of an agreed final judgment that plaintiff obtained against KC related to KC’s discontinuing operations during the term of various store leases. Plaintiff voluntarily dismissed its lawsuit in the fourth quarter of 2022 without any settlement or payment by the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

At December 31, 2022 and December 31, 2021, HBB had accrued undiscounted obligations of $3.2 million and $3.4 million respectively, for environmental investigation and remediation activities. The decrease in the amount accrued at December 31, 2022 compared to December 31, 2021 is due to a change in the expected type and extent of investigation and remediation activities associated with one of the sites. HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.5 million related to the environmental investigation and remediation at these sites. As of December 31, 2022, HBB has $1.0 million, classified as restricted cash, associated with reimbursement of environmental investigation and remediation costs from a responsible party in exchange for release from all future obligations for one site. Additionally, HBB has a $1.2 million asset associated with the reimbursement of costs associated with two sites.

NOTE 12 - Income Taxes

The components of income (loss) from continuing operations before income taxes and the income tax expense (benefit) for the years ended December 31 are as follows:

	2022	2021	2020
Income (loss) from continuing operations before income taxes
Domestic	$34,400	$27,187	$31,140
Foreign	(1,971)	1,770	2,592
	$32,429	$28,957	$33,732
Income tax expense (benefit) within continuing operations
Current income tax expense (benefit):
Federal	$6,297	$2,520	$7,006
State	2,463	1,015	1,877
Foreign	(1,970)	2,006	2,213
Total current	6,790	5,541	11,096
Deferred income tax expense (benefit):
Federal	(669)	1,815	(924)
State	(153)	556	(325)
Foreign	1,194	(261)	(182)
Total deferred	372	2,110	(1,431)
	$7,162	$7,651	$9,665
The Company made $5.3 million and $6.4 million federal income tax payments during 2022 and 2021, respectively, to the IRS. No federal income tax payments were made during 2020. The Company made foreign and state income tax payments of $4.0 million, $2.6 million, and $2.9 million during 2022, 2021, and 2020, respectively. Income tax refunds totaled $0.5 million in 2022 and $1.0 million in 2020. No income tax refunds were received in 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

A reconciliation of the federal statutory and effective income tax rate for the years ended December 31 is as follows:

	2022		2021		2020
	$	%	$	%	$	%
Income (loss) from continuing operations before income taxes	$32,429		$28,957		$33,732
Statutory taxes at 21%	$6,810	21.0%	$6,081	21.0%	$7,092	21.0%
State and local income taxes	1,850	5.7%	1,357	4.7%	1,136	3.4%
Valuation allowances	642	2.0%	297	1.0%	614	1.8%
Other non-deductible expenses	384	1.2%	579	2.0%	415	1.2%
Credits	(900)	(2.8)%	(681)	(2.4)%	(700)	(2.1)%
Effect of foreign operations	(526)	(1.6)%	(399)	(1.4)%	120	0.4%
Loss on Kitchen Collection dissolution	—	—%	—	—%	616	1.8%
Unrecognized tax benefits	(1,179)	(3.6)%	687	2.4%	708	2.1%
Other, net	81	0.2%	(270)	(0.9)%	(336)	(1.0)%
Income tax provision	$7,162	22.1%	$7,651	26.4%	$9,665	28.7%

A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2022	2021
Deferred tax assets
Tax carryforwards	$2,195	$2,841
Inventory	1,216	2,084
Accrued expenses and reserves	3,846	7,338
Other employee benefits	2,835	2,852
Other	1,155	1,046
Total deferred tax assets	11,247	16,161
Less: Valuation allowances	(2,153)	(2,095)
	9,094	14,066
Deferred tax liabilities
Inventory	—	550
Accrued pension benefits	3,130	4,119
Depreciation and amortization	2,847	5,355
Total deferred tax liabilities	5,977	10,024
Net deferred tax asset	$3,117	$4,042

As of December 31, 2022 and 2021, respectively, HBB maintained valuation allowances with respect to certain deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions that HBB believes are not likely to be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2022
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$1,923	$1,923	2023 - Indefinite

	December 31, 2021
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$2,841	$1,399	2022 - Indefinite
Based upon the review of historical earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances are appropriate and does not expect to release valuation allowances within the next twelve months that would have a significant effect on the Company’s financial position or results of operations.
As of December 31, 2022, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $20.1 million. The Company has recorded the tax impact for the unremitted earnings as allowed under the Tax Cuts and Jobs Act (the "Tax Act"), a portion of which is classified in other long-term liabilities as the Company has elected to make payments over eight years. The Company continues to conclude all material entities’ foreign earnings will be indefinitely reinvested in its foreign operations and will remain offshore in order to meet the capital and business needs outside of the U.S. As a result, the Company does not provide a deferred tax liability with respect to the cumulative unremitted earnings. It is not practicable to determine the deferred tax liability associated with these undistributed earnings due to the availability of foreign tax credits and the complexity of the rules governing the utilization of such credits under the new rules under the Tax Act. The Company recognizes any tax impacts of global intangible low-taxed income (GILTI) as period costs similar to other special deductions, and not as deferred taxes for basis differences.
The following is a reconciliation of the Company's total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2022, 2021, and 2020. Approximately $0.2 million, $3.8 million, and $4.0 million of these gross amounts as of December 31, 2022, 2021, and 2020, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.
The balances in the table below as of December 31, 2020 and December 31, 2021 include unrecognized tax benefits, including interest and penalties, related to an unresolved Mexico tax matter. The interest and penalties on these unrecognized tax benefits were reversed during the second quarter of 2022 due to a change in the Company's position on the matter.

	2022	2021	2020
Balance at January 1	$3,855	$4,114	$4,266
Additions (reductions) based on tax positions related to prior years	(3,476)	(110)	(116)
Additions based on tax positions related to the current year	71	40	130
Reductions for lapse of statute of limitations	(194)	—	(166)
Reductions due to settlements with taxing authorities	—	(189)	—
Balance at December 31	$256	$3,855	$4,114

The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized income of $1.5 million related to the reversal of interest and penalties as of December 31, 2022 and expense of $1.1 million and $0.7 million related to interest and penalties as of December 31, 2021 and 2020, respectively. The total amount of interest and penalties accrued was $1.9 million and $0.7 million as of December 31, 2021 and 2020, respectively. There were no accruals for interest and penalties as of December 31, 2022.

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
The weighted-average assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2022	2021	2020
U.S. Plan
Discount rate for pension benefit obligation	5.34%	2.46%	1.87%
Discount rate for net periodic benefit (income) expense	3.22%	1.87%	2.88%
Expected long-term rate of return on assets for net periodic pension (income) expense	6.44%	7.25%	7.50%
Non-U.S. Plan
Discount rate for pension benefit obligation	5.15%	2.90%	2.38%
Discount rate for net periodic benefit (income) expense	2.90%	2.38%	2.96%
Expected long-term rate of return on assets for net periodic pension (income) expense	4.75%	4.75%	5.00%

In the third quarter of 2022, the Company remeasured the Plan which was triggered by the level of lump sum distributions from the Plans' assets exceeding the Plan's service and interest cost threshold. The discount rate for net periodic benefit (income) expense used during the period January 1, 2022 to September 30, 2022 was 2.46%. Due to the remeasurement in the third quarter, the discount rate used for the settlement charge and for the net periodic benefit (income) expense for the period October 1, 2022 to December 31, 2022 period was 5.49%. A discount rate of 5.34% was used for the fourth quarter 2022 settlement charge. The expected long-term rate of return on assets used for the net periodic benefit (income) expense used during the period January 1, 2022 to September 30, 2022 was 7.25%. The expected long-term rate of return on assets used for the net periodic benefit (income) expense for the period October 1, 2022 to December 31, 2022 period was 4.00%. For determining our U.S. plan and non-U.S. plan 2023 pension net periodic benefit (income) expense, our expected rate of return assumptions are 4.0% and 6.0%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Set forth below is a detail of the net periodic pension (income) expense, included in other expense (income), net for the defined benefit plans for the years ended December 31:

	2022	2021	2020
U.S. Plan
Interest cost	$478	$338	$527
Expected return on plan assets	(1,820)	(2,033)	(2,011)
Amortization of actuarial loss	520	591	631
Settlement loss	347	—	—
Net periodic pension (income) expense	$(475)	$(1,104)	$(853)

Non-U.S. Plan
Interest cost	$127	$118	$128
Expected return on plan assets	(261)	(260)	(253)
Amortization of actuarial loss (gain)	(16)	63	70
Net periodic pension (income) expense	$(150)	$(79)	$(55)

Set forth below is the detail of other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) for the years ended December 31:

	2022	2021	2020
U.S. Plan
Current year actuarial loss (gain)	$5,558	$(2,228)	$(1,080)
Settlement loss	(347)	—	—
Amortization of actuarial loss	(520)	(591)	(631)
Total recognized in other comprehensive loss (income)	$4,691	$(2,819)	$(1,711)
Non-U.S. Plan
Current year actuarial loss (gain)	$(114)	$(742)	$236
Amortization of actuarial (loss) gain	16	(63)	(70)
Total recognized in other comprehensive loss (income)	$(98)	$(805)	$166

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2022		2021
	U.S. Plan	Non-U.S. Plan	U.S. Plan	Non-U.S. Plan
Change in benefit obligation
Projected benefit obligation at beginning of year	$17,004	$4,607	$18,978	$5,000
Interest cost	478	127	338	118
Actuarial (gain) loss	(952)	(979)	(649)	(309)
Benefits paid	(1,497)	(265)	(1,663)	(228)
Settlements	(538)	—	—	—
Foreign currency exchange rate changes	—	(252)	—	26
Projected benefit obligation at end of year	$14,495	$3,238	$17,004	$4,607
Accumulated benefit obligation at end of year	$14,495	$3,238	$17,004	$4,607
Change in plan assets
Fair value of plan assets at beginning of year	$33,019	$5,772	$31,070	$5,497
Actual return on plan assets	(4,690)	(598)	3,612	676
Benefits paid	(1,497)	(265)	(1,663)	(228)
Settlements	(538)	—	—	—
Other	—	(178)	—	—
Foreign currency exchange rate changes	—	(330)	—	(173)
Fair value of plan assets at end of year	$26,294	$4,401	$33,019	$5,772
Funded status at end of year	$11,799	$1,163	$16,015	$1,165
Amounts recognized in the balance sheets consist of:
Deferred costs	$11,799	$1,163	$16,015	$1,165
Components of accumulated other comprehensive loss consist of:
Actuarial loss	$(9,301)	$(321)	$(4,610)	$(419)
Deferred taxes	2,378	92	1,179	122
	$(6,923)	$(229)	$(3,431)	$(297)
During 2022, the Company recognized a pre-tax pension settlement loss in Other expense (income), net of $0.3 million, triggered by the level of lump sum distributions from the Plans' assets exceeding the Plan's service and interest cost threshold. The actuarial loss included in accumulated other comprehensive loss expected to be recognized in net periodic pension (income) expense in 2023 is $0.4 million.
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
The Company's policy is to make contributions to fund its pension plans within the range allowed by applicable regulations. The Company does not expect to contribute to its U.S. and non-U.S. pension plans in 2023.
Pension benefit payments are made from assets of the pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Given the Company's plan to terminate the Plan, the below reflects the timing and value of the estimated benefit payments for lump sums expected to be paid out to participants and the amount expected to be paid for annuity contracts in anticipation of terminating the plan. Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plan	Non-U.S. Plan
2023	$3,795	$223
2024	11,375	231
2025	—	238
2026	—	246
2027	—	257
2028-2032	—	1,226
	$15,170	$2,421
Historically, the Company employed a total return on investment approach whereby a mix of equities and fixed income investments were used to maximize the long-term return of plan assets for a prudent level of risk. In light of the Plan termination process, volatility in the market, and the Plan's funding status, the Plan transferred a significant portion of its assets to lower risk investments in 2022 to move towards a liability driven investing strategy whereby the assets are primarily fixed income investments. The fixed income investments that were chosen under this strategy, while not precisely the same, are meant to parallel the investments selected in determining the discount rate used to calculate the Company’s pension liability.
For the Non-U.S. Plan, the expected long-term rate of return on defined benefit plan assets reflects the Company's expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. In establishing the expected long-term rate of return assumption for plan assets, the Company considers the historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans as well as a forward-looking rate of return. The historical and forward-looking rates of return are used to determine the Company's estimated rate of return assumption were based upon the rates of return earned or expected to be earned by investments in the equivalent benchmark market indices for each of the asset classes.
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
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at December 31:

	2022 Actual Allocation	2021 Actual Allocation	Target Allocation Range
U.S. equity securities	—%	48.3%	0.0% - 5.0%
Non-U.S. equity securities	—%	19.8%	0.0% - 5.0%
Fixed income securities	95.9%	31.3%	95.0% - 100.0%
Money market	4.1%	0.6%	0.0% - 5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following is the actual allocation percentage and target allocation percentage for the Non-U.S. pension plan assets at December 31:

	2022 Actual Allocation	2021 Actual Allocation	Target Allocation Range
Canadian equity securities	40.0%	34.2%	25.0% - 35.0%
Non-Canadian equity securities	40.6%	38.3%	25.0% - 35.0%
Fixed income securities	19.4%	27.5%	30.0% - 50.0%
Money market	—%	—%	0.0% - 5.0%
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

	U.S. Plan		Non-U.S. Plan
	2022	2021	2022	2021
U.S. equity securities	$—	$15,957	$1,060	$1,325
Non-U.S. equity securities	—	6,535	2,488	2,857
Fixed income securities	25,213	10,330	853	1,590
Money market	1,081	197	—	—
Total	$26,294	$33,019	$4,401	$5,772

Defined Contribution Plans

HBB maintains a defined contribution (401(k)) plan for substantially all U.S. employees and similar plans for employees outside of the U.S. The Company's U.S. plan provides employer safe harbor contributions based on plan provisions and both defined contribution retirement plans provide for a separate employer contribution. These plans permit additional profit-sharing contributions, determined annually, that are based on a formula that includes (i) the effect of actual operating profit results compared with targeted operating profit results and (ii) the age and/or compensation of the participants. Total costs, including Company contributions, for these plans were $5.2 million in 2022, $5.0 million in 2021 and $5.1 million in 2020.

NOTE 14 - Data by Geographic Region
Revenue and property, plant and equipment related to continuing operations outside the U.S., based on customer and asset location, are as follows:

	U.S.	Other	Consolidated
2022
Revenue from unaffiliated customers	$504,449	$136,500	$640,949
Property, plant and equipment, net	$24,207	$3,623	$27,830
2021
Revenue from unaffiliated customers	$524,093	$134,301	$658,394
Property, plant and equipment, net	$26,604	$3,881	$30,485
2020
Revenue from unaffiliated customers	$493,573	$110,140	$603,713
Property, plant and equipment, net	$18,021	$5,469	$23,490
No single country outside of the U.S. comprised 10% or more of HBB's revenue from unaffiliated customers.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HAMILTON BEACH BRANDS HOLDING COMPANY
YEAR ENDED DECEMBER 31, 2022, 2021, AND 2020

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe		Balance at End of Period (B)
(In thousands)
2022
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,036	$(79)	$—	$—	(A)	$957
Deferred tax valuation allowances	$2,095	$568	—	$510	(C)	$2,153
2021
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,144	$(179)	$—	$(71)	(A)	$1,036
Deferred tax valuation allowances	$2,102	$170	$—	$177	(C)	$2,095
2020
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,023	$412	$—	$291	(A)	$1,144
Deferred tax valuation allowances	$7,625	$614	$—	$6,137	(C,D)	$2,102

(A)Write-offs, net of recoveries and foreign exchange rate adjustments.
(B)Balances which are not required to be presented and those which are immaterial have been omitted.
(C)Foreign exchange rate adjustments and utilization of foreign entity losses.
(D)Utilization of Kitchen Collection losses.