Form 10-Q
period 2023-03-31
Hamilton Beach Brands Holding Co
filed 2023-05-03
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☑	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of Class A Common Stock outstanding at April 28, 2023: 10,467,586
Number of shares of Class B Common Stock outstanding at April 28, 2023: 3,628,766

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MARCH 31 2023	DECEMBER 31 2022	MARCH 31 2022
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$2,218	$928	$1,022
Trade receivables, net	90,310	115,135	104,230
Inventory	131,542	156,038	195,555
Prepaid expenses and other current assets	11,618	12,643	25,639
Total current assets	235,688	284,744	326,446
Property, plant and equipment, net	27,216	27,830	29,555
Right-of-use lease assets	42,652	44,000	46,165
Goodwill	6,253	6,253	6,253
Other intangible assets, net	1,442	1,492	1,642
Deferred income taxes	3,047	3,117	3,221
Deferred costs	14,371	14,348	19,085
Other non-current assets	5,938	7,166	4,298
Total assets	$336,607	$388,950	$436,665
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$51,261	$61,759	$103,367
Accrued compensation	13,464	11,310	13,709
Accrued product returns	5,551	6,474	5,094
Lease liabilities	5,918	5,875	5,105
Other current liabilities	12,072	16,150	16,229
Total current liabilities	88,266	101,568	143,504
Revolving credit agreements	79,333	110,895	119,302
Lease liabilities, non-current	45,317	46,801	49,673
Other long-term liabilities	5,262	5,152	11,028
Total liabilities	218,178	264,416	323,507
Stockholders' equity
Class A Common stock	111	107	105
Class B Common stock	36	38	39
Capital in excess of par value	65,803	65,008	62,349
Treasury stock	(8,939)	(8,939)	(5,960)
Retained earnings	74,001	80,238	66,534
Accumulated other comprehensive loss	(12,583)	(11,918)	(9,909)
Total stockholders' equity	118,429	124,534	113,158
Total liabilities and stockholders' equity	$336,607	$388,950	$436,665

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2023	2022
	(In thousands, except per share data)
Revenue	$128,252	$146,351
Cost of sales	107,342	118,121
Gross profit	20,910	28,230
Selling, general and administrative expenses	25,919	15,433
Amortization of intangible assets	50	50
Operating profit (loss)	(5,059)	12,747
Interest expense, net	1,269	733
Other expense (income), net	16	1,466
Income (loss) before income taxes	(6,344)	10,548
Income tax expense (benefit)	(1,567)	3,375
Net income (loss)	$(4,777)	$7,173

Basic and diluted earnings (loss) per share	$(0.34)	$0.51

Basic weighted average shares outstanding	14,073	14,061
Diluted weighted average shares outstanding	14,073	14,092

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2023	2022
	(In thousands)
Net income (loss)	$(4,777)	$7,173
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	69	(1,190)
(Loss) gain on long-term intra-entity foreign currency transactions	452	1,458
Cash flow hedging activity	(1,437)	2,053
Reclassification of foreign currency adjustments into earnings	—	2,085
Reclassification of hedging activities into earnings	187	(97)
Reclassification of pension adjustments into earnings	64	25
Total other comprehensive income (loss), net of tax	(665)	4,334
Comprehensive income (loss)	$(5,442)	$11,507

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2023	2022
	(In thousands)
Operating activities
Net income (loss)	$(4,777)	$7,173
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,004	1,154
Deferred income taxes	—	(555)
Stock compensation expense	797	764
Brazil foreign currency loss	—	2,085
Other	(220)	121
Net changes in operating assets and liabilities:
Trade receivables	25,292	15,547
Inventory	25,030	(12,069)
Other assets	1,082	(8,924)
Accounts payable	(10,392)	(28,349)
Other liabilities	(2,942)	2,298
Net cash provided by (used for) operating activities	34,874	(20,755)
Investing activities
Expenditures for property, plant and equipment	(464)	(406)
Other	(150)	—
Net cash provided by (used for) investing activities	(614)	(406)
Financing activities
Net additions (reductions) to revolving credit agreements	(31,567)	22,406
Cash dividends paid	(1,460)	(1,392)
Net cash provided by (used for) financing activities	(33,027)	21,014
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	57	74
Cash, cash equivalents and restricted cash
Increase (decrease) for the period	1,290	(73)
Balance at the beginning of the period	1,905	2,150
Balance at the end of the period	$3,195	$2,077

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,218	$1,022
Restricted cash included in prepaid expenses and other current assets	62	64
Restricted cash included in other non-current assets	915	991
Total cash, cash equivalents, and restricted cash	$3,195	$2,077
See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2023	$107	$38	$65,008	$(8,939)	$80,238	$(11,918)	$124,534
Net income (loss)	—	—	—	—	(4,777)	—	(4,777)
Issuance of common stock, net of conversions	4	(2)	(2)	—	—	—	—
Share-based compensation expense	—	—	797	—	—	—	797
Cash dividends, $0.105 per share	—	—	—	—	(1,460)	—	(1,460)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(916)	(916)
Reclassification adjustment to net income (loss)	—	—	—	—	—	251	251
Balance, March 31, 2023	$111	$36	$65,803	$(8,939)	$74,001	$(12,583)	$118,429

Balance, January 1, 2022	$103	$40	$61,586	$(5,960)	$60,753	$(14,243)	$102,279
Net income (loss)	—	—	—	—	7,173	—	7,173
Issuance of common stock, net of conversions	2	(1)	(1)	—	—	—	—
Share-based compensation expense	—	—	764	—	—	—	764
Cash dividends, $0.10 per share	—	—	—	—	(1,392)	—	(1,392)
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,321	2,321
Reclassification adjustment to net income (loss)	—	—	—	—	—	2,013	2,013
Balance, March 31, 2022	$105	$39	$62,349	$(5,960)	$66,534	$(9,909)	$113,158

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the remainder of the year due to the highly seasonal nature of the Company's primary markets. A majority of revenue and operating profit typically occurs in the second half of the calendar year when sales of products to retailers and consumers historically increase significantly for the fall holiday-selling season.

Accounting Standards Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)," which requires an entity to recognize and present financial assets at the net amount expected to be collected. This guidance replaces the current incurred loss impairment methodology for recognizing credit losses for financial assets and requires consideration of a broader range of reasonable and supportable information for estimating credit losses. The Company considers a combination of factors, such as historical losses, the aging of trade receivables, customers’ financial strength, credit standing and payment and default history in determining the appropriate estimate of expected credit losses. The Company adopted ASU 2016-13 and related amendments for the fiscal year beginning January 1, 2023 and the adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The new accounting rules create certain disclosure requirements for a buyer in a supplier finance program. The new accounting rules require qualitative and quantitative disclosures including key terms of the program, balance sheet presentation of related amounts, and the obligation amount the buyer has confirmed as valid to the finance provider, including a rollforward of the obligation. Only the amount of the obligation outstanding is required to be disclosed in interim periods. The accounting rules do not impact the recognition, measurement, or financial statement presentation of supplier finance program obligations. The Company adopted this guidance in the first quarter of 2023. The new accounting rules did not have an impact on our financial condition, results of operations or cash flows. The Company included a new disclosure in accordance with the new accounting rules.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. The Company previously qualified as an emerging growth company and elected to use the extended transition period for complying with new and revised financial accounting standards. The amendments were effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. On January 1, 2022, the Company adopted Topic 842. The impacts of the adoption were reflected in the Annual Report on Form 10-K for the year ended December 31, 2022. The Company lost the emerging growth company status as of December 31, 2022, the last day of the fiscal year following the fifth anniversary of our spin-off from NACCO Industries, Inc. The Consolidated Balance Sheet as of March 31, 2022 and the Consolidated Statement of Cash Flows for the three months ended March 31, 2022 have been revised to reflect the Company's adoption of Topic 842 on January 1, 2022.

U.S. Pension Plan Termination

In the second quarter of 2022, the Company began the process of terminating its U.S. defined benefit pension plan (the "Plan"), which could take up to an estimated 24 months to complete. Benefit obligations under the Plan will be settled through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations will be transferred to a third-party insurance company. The Plan continues to be overfunded and the Company expects that there will be no further required minimum contributions to the Plan. We currently expect that all surplus assets remaining after the Plan termination will be transferred to a qualified replacement plan. The deferred loss within Accumulated Other Comprehensive Income will be fully recognized when the plan is terminated or as settlements occur, which would trigger accelerated recognition.

Accounts payable - Supplier Finance Program

The Company has an agreement with a third-party administrator to provide an accounts payable tracking system which facilitates participating suppliers’ ability to monitor and voluntarily elect to sell payment obligations from the Company to the designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. The Company has no economic interest in a supplier’s decision to enter into these agreements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of March 31, 2023, December 31, 2022 and March 31, 2022, $30.4 million, $23.3 million and $40.2 million, respectively, of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.

NOTE 2—Transfer of Financial Assets
HBB has entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. HBB utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, HBB receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, HBB derecognized $29.7 million and $27.6 million of trade receivables during the three months ending March 31, 2023 and March 31, 2022, respectively, and $118.5 million during the year ending December 31, 2022. The loss incurred on sold receivables in the consolidated results of operations for the three months ended March 31, 2023 and 2022 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows.

NOTE 3—Fair Value Disclosure

The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	MARCH 31 2023	DECEMBER 31 2022	MARCH 31 2022
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$1,064	$837	$400
Long-term	Other non-current assets	3,168	4,539	1,656
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	49	174	—
		$4,281	$5,550	$2,056
Liabilities:
Interest rate swap agreements
Current	Other current liabilities	$—	$—	$—
Long-term	Other long-term liabilities	—	—	—
Foreign currency exchange contracts
Current	Other current liabilities	357	101	383
		$357	$101	$383

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

There were no transfers into or out of Levels 1, 2, or 3 during the three months ended March 31, 2023.

NOTE 4—Stockholders' Equity

Capital Stock

The following table sets forth the Company's authorized capital stock information:

	MARCH 31 2023	DECEMBER 31 2022	MARCH 31 2022
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000	70,000
Class A Common issued(1)(2)	11,070	10,663	10,566
Treasury Stock	626	626	365
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis
Class B Common authorized	30,000	30,000	30,000
Class B Common issued(1)	3,629	3,844	3,869

(1) Class B Common converted to Class A Common were 215 and 131 shares during the three months ending March 31, 2023 and 2022, respectively.

(2) The Company issued Class A Common of 192 and 168 shares during the three months ending March 31, 2023 and 2022, respectively.

Stock Repurchase Program: In February 2022, the Company's Board approved a stock repurchase program for the purchase of up to $25 million of the Company's Class A Common outstanding starting February 22, 2022 and ending December 31, 2023. There were no share repurchases during the three months ended March 31, 2023 or 2022. During the year ended December 31, 2022, the Company repurchased 261,049 shares for an aggregate purchase price of $3.0 million.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

Balance, January 1, 2023	$(8,924)	$4,158	$(7,152)	$(11,918)
Other comprehensive income (loss)	715	(1,881)	—	(1,166)
Reclassification adjustment to net income (loss)	—	252	87	339
Tax effects	(194)	379	(23)	162
Balance, March 31, 2023	$(8,403)	$2,908	$(7,088)	$(12,583)

Balance, January 1, 2022	$(9,877)	$(638)	$(3,728)	$(14,243)
Other comprehensive income (loss)	359	2,691	—	3,050
Reclassification adjustment to net income (loss)	1,267	(126)	50	1,191
Tax effects	727	(609)	(25)	93
Balance, March 31, 2022	$(7,524)	$1,318	$(3,703)	$(9,909)

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

The following table sets forth Company's revenue on a disaggregated basis for the three months ended March 31:

	THREE MONTHS ENDED MARCH 31
	2023	2022
Type of good or service:
Consumer products	$113,432	$129,760
Commercial products	13,404	15,080
Licensing	1,416	1,511
Total revenues	$128,252	$146,351

NOTE 6—Contingencies

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

At March 31, 2023, December 31, 2022, and March 31, 2022, HBB had accrued undiscounted obligations of $3.3 million, $3.2 million and $3.4 million respectively, for environmental investigation and remediation activities. HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.5 million related to the environmental investigation and remediation at these sites. As of March 31, 2023, HBB has $1.0 million, classified as restricted cash, associated with reimbursement of environmental investigation and remediation costs from a responsible party in exchange for release from all future obligations for one site. Additionally, HBB has a $1.2 million asset associated with the reimbursement of costs associated with two sites.

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

The effective tax rate on loss was 24.7% for the three months ended March 31, 2023, and 32.0% on income for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2022 was unfavorably impacted by interest and penalties on unrecognized tax benefits and a valuation allowance on certain foreign deferred tax assets related to the Brazil liquidation as discrete expense items that did not recur in 2023.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the Company's critical accounting policies, refer to “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 as there have been no material changes from those disclosed in the Annual Report.

RESULTS OF OPERATIONS

The Company’s business is seasonal and a majority of revenue and operating profit typically occurs in the second half of the year when sales of small electric appliances and kitchenware historically increase significantly for the fall holiday-selling season.

First Quarter of 2023 Compared with First Quarter of 2022

	THREE MONTHS ENDED MARCH 31
					Increase / (Decrease)
	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Revenue	$128,252	100.0%	$146,351	100.0%	$(18,099)	(12.4)%
Cost of sales	107,342	83.7%	118,121	80.7%	(10,779)	(9.1)%
Gross profit	20,910	16.3%	28,230	19.3%	(7,320)	(25.9)%
Selling, general and administrative expenses	25,919	20.2%	15,433	10.5%	10,486	67.9%
Amortization of intangible assets	50	—%	50	—%	—	—%
Operating profit (loss)	(5,059)	(3.9)%	12,747	8.7%	(17,806)	(139.7)%
Interest expense, net	1,269	1.0%	733	0.5%	536	73.1%
Other expense (income), net	16	—%	1,466	1.0%	(1,450)	(98.9)%
Income (loss) before income taxes	(6,344)	(4.9)%	10,548	7.2%	(16,892)	(160.1)%
Income tax expense (benefit)	(1,567)	(1.2)%	3,375	2.3%	(4,942)	(146.4)%
Net income (loss)	$(4,777)	(3.7)%	$7,173	4.9%	$(11,950)	(166.6)%

Effective income tax rate	24.7%	32.0%

The following table identifies the components of the change in revenue:

Revenue
2022	$146,351
Increase (decrease) from:
Unit volume and product mix	(22,295)
Average sales price	4,269
Foreign currency	(73)
2023	$128,252

Revenue - Revenue decreased $18.1 million, or 12.4% compared to the prior year, due to lower unit volume and unfavorable customer and product mix, partially offset by price increases. The decrease in volume is related to softer consumer consumption trends and inventory rebalancing by many retailers which impacted orders in the first quarter of 2023.

Gross profit - As a percentage of revenue, gross profit margin decreased from 19.3% in the prior year to 16.3% in the current year due to unfavorable customer and product mix and deleveraging of fixed charges. These were offset slightly by lower expenses for outside warehousing and labor compared to the prior year due to lower inventory levels.

Selling, general and administrative expenses - Selling, general and administrative expenses increased $10.5 million due primarily to the $10.0 million insurance recovery recognized during the three months ended March 31, 2022 which did not recur.

Interest expense - Interest expense, net increased $0.5 million due to higher interest rates, offset slightly by lower average debt compared to the prior year.

Other expense (income), net - Other expense (income), net includes currency gains of $0.1 million in the current year compared to currency losses of $1.8 million in the prior year. The higher prior year losses were driven by the liquidation of the Brazilian subsidiary, which resulted in $2.1 million of accumulated other comprehensive losses being released into other expense (income), net during the first quarter of 2022.

Income tax expense (benefit) - The effective tax rate on loss was 24.7% for the three months ended March 31, 2023, and 32.0% on income for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2022 was unfavorably impacted by interest and penalties on unrecognized tax benefits and a valuation allowance on certain foreign deferred tax assets related to the Brazil liquidation as discrete expense items that did not recur in 2023.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Hamilton Beach Brands Holding Company cash flows are provided by dividends paid or distributions made by its subsidiary. The only material assets held by it are the investments in its consolidated subsidiary. As a result, certain statutory limitations or regulatory or financing agreements could affect the levels of distributions allowed to be made by its subsidiary. Hamilton Beach Brands Holding Company has not guaranteed any of the obligations of its subsidiary.

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

The following table presents selected cash flow information:

	THREE MONTHS ENDED MARCH 31
	2023	2022
Net cash provided by (used for) operating activities	$34,874	$(20,755)
Net cash provided by (used for) investing activities	$(614)	$(406)
Net cash provided by (used for) financing activities	$(33,027)	$21,014

Operating activities - Net cash provided by operating activities was $34.9 million compared to cash used for operating activities of $20.8 million in the prior year primarily due to net working capital which provided cash of $39.9 million in 2023 compared to a use of cash of $24.9 million in 2022. Trade receivables provided net cash of $25.3 million during 2023 compared to $15.5 million provided in the prior year. Net cash provided by inventory and accounts payable combined was $14.6 million in 2023 compared to $40.4 million used in 2022. The Company effectively managed elevated inventory levels during 2022 and significantly reduced inventory and accounts payable as compared to the quarter-ended March 31, 2022 and the year-ended December 31, 2022.

Investing activities - Net cash used for investing activities in 2023 was flat compared to 2022.
Financing activities - Net cash used for financing activities was $33.0 million in 2023 compared to net cash provided by financing activities of $21.0 million in 2022.  The change is due to a decrease in HBB's net borrowing activity on the revolving credit facility to fund net working capital.

Capital Resources

The Company expects to continue to borrow against the HBB Facility and make voluntary repayments within the next twelve months. The obligations under the HBB Facility are secured by substantially all of HBB's assets. At March 31, 2023, the borrowing base under the HBB Facility was $132.4 million and borrowings outstanding were $79.3 million. At March 31, 2023, the excess availability under the HBB Facility was $53.1 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, SOFR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective March 31, 2023, for base rate loans and SOFR loans denominated in U.S. dollars were 0.0% and 2.05%, respectively. The applicable margins, effective March 31, 2023, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 2.05%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the three months ended March 31, 2023 was 5.10% including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $50.0 million at March 31, 2023 at an average fixed interest rate of 1.47%. HBB also entered into delayed-start interest rate swaps. These swaps have notional values totaling $25.0 million as of March 31, 2023, with an average fixed interest rate of 1.78%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Dividends to Hamilton Beach Holding are not to exceed $7.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $18.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $30.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At March 31, 2023, HBB was in compliance with all financial covenants in the HBB Facility.
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

Contractual Obligations, Contingent Liabilities and Commitments

For a summary of the Company's contractual obligations, contingent liabilities and commitments, refer to “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Contingent Liabilities and Commitments” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 as there have been no material changes from those disclosed in the Annual Report.

Off Balance Sheet Arrangements

For a summary of the Company's off balance sheet arrangements, refer to "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Off Balance Sheet Arrangements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 as there have been no material changes from those disclosed in the Annual Report.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include, without limitation: (1) the Company’s ability to source and ship products to meet anticipated demand, (2) the Company’s ability to successfully manage constraints throughout the global transportation supply chain, (3) uncertain or unfavorable global economic conditions; (4) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (5) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (6) bankruptcy of or loss of major retail customers or suppliers, (7) changes in costs, including transportation costs, of sourced products, (8) delays in delivery of sourced products, (9) changes in or unavailability of quality or cost effective suppliers, (10) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which the Company operates or buys and/or sells products, (11) the impact of tariffs on customer purchasing patterns, (12) product liability, regulatory actions or other litigation, warranty claims or returns of products, (13) customer acceptance of, changes in costs of, or delays in the development of new products, (14) increased competition, including consolidation within the industry, (15) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB products, (16) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, and (17) other risk factors, including those described in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2022. Furthermore, the future impact of unfavorable economic conditions, including inflation, rising interest rates, availability of capital markets and consumer spending rates remains uncertain. In uncertain economic environments, the Company cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on its business, results of operations, cash flows and financial position.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its receivables. The fair value of the Company's interest rate swap agreements was an asset of $4.2 million at March 31, 2023. A hypothetical 10% relative decrease in interest rates would cause a decrease of $0.3 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% relative increase in interest rates would cause an increase of $0.2 million in the fair value of interest rate swap agreements. Neither would have a material impact to the Company's interest expense, net of $1.3 million for the three months ended March 31, 2023.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a net payable of $0.3 million at March 31, 2023. Assuming a hypothetical 10% weakening of the U.S. dollar at March 31, 2023, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.9 million compared with its fair value at March 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified during the quarter ended March 31, 2023, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
The information required by this Item 1 is set forth in Note 6 "Contingencies" included in the Financial Statements contained in Part I of this Form 10-Q and is hereby incorporated herein by reference to such information.

Item 1A    Risk Factors
No material changes to the risk factors for Hamilton Beach Holding or HBB, from the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

In February 2022, the Company's Board approved a stock repurchase program for the purchase of up to $25 million of the Company's Class A Common outstanding starting February 22, 2022 and ending December 31, 2023. During the year ended December 31, 2022, the Company repurchased 261,049 shares for an aggregate purchase price of $3.0 million.

There were no share repurchases during the three months ended March 31, 2023 and March 31, 2022.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

31(i)(1)	Certification of Gregory H. Trepp pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Sally M. Cunningham pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Gregory H. Trepp and Sally M. Cunningham
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Numbered in accordance with Item 601 of Regulation S-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hamilton Beach Brands Holding Company (Registrant)
Date:	May 3, 2023	/s/ Sally M. Cunningham
Sally M. Cunningham
Senior Vice President, Chief Financial Officer (Principal Financial Officer)/(Principal Accounting Officer)