Form 10-Q
period 2023-06-30
Hamilton Beach Brands Holding Co
filed 2023-08-02
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at July 28, 2023: 10,411,349
Number of shares of Class B Common Stock outstanding at July 28, 2023: 3,627,946

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	JUNE 30 2023	DECEMBER 31 2022	JUNE 30 2022
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$2,071	$928	$701
Trade receivables, net	89,898	115,135	99,723
Inventory	137,224	156,038	228,353
Prepaid expenses and other current assets	13,793	12,643	13,105
Total current assets	242,986	284,744	341,882
Property, plant and equipment, net	27,241	27,830	28,680
Right-of-use lease assets	41,546	44,000	45,238
Goodwill	6,253	6,253	6,253
Other intangible assets, net	1,392	1,492	1,592
Deferred income taxes	2,853	3,117	1,364
Deferred costs	14,419	14,348	19,411
Other non-current assets	6,687	7,166	5,509
Total assets	$343,377	$388,950	$449,929
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$84,098	$61,759	$121,552
Accrued compensation	7,729	11,310	7,376
Accrued product returns	5,605	6,474	5,286
Lease liabilities	6,088	5,875	5,417
Other current liabilities	11,980	16,150	12,249
Total current liabilities	115,500	101,568	151,880
Revolving credit agreements	59,911	110,895	127,003
Lease liabilities, non-current	44,480	46,801	48,641
Other long-term liabilities	5,120	5,152	5,603
Total liabilities	225,011	264,416	333,127
Stockholders' equity
Class A Common stock	111	107	106
Class B Common stock	36	38	39
Capital in excess of par value	66,765	65,008	63,390
Treasury stock	(9,514)	(8,939)	(7,600)
Retained earnings	72,563	80,238	70,145
Accumulated other comprehensive loss	(11,595)	(11,918)	(9,278)
Total stockholders' equity	118,366	124,534	116,802
Total liabilities and stockholders' equity	$343,377	$388,950	$449,929

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2023	2022	2023	2022
	(In thousands, except per share data)		(In thousands, except per share data)
Revenue	$137,109	$147,527	$265,361	$293,878
Cost of sales	109,693	115,549	217,035	233,670
Gross profit	27,416	31,978	48,326	60,208
Selling, general and administrative expenses	26,640	26,503	52,559	41,936
Amortization of intangible assets	50	50	100	100
Operating profit (loss)	726	5,425	(4,333)	18,172
Interest expense, net	773	867	2,042	1,600
Other expense (income), net	(271)	(252)	(255)	1,214
Income (loss) before income taxes	224	4,810	(6,120)	15,358
Income tax expense (benefit)	114	(279)	(1,453)	3,096
Net income (loss)	$110	$5,089	$(4,667)	$12,262

Basic and diluted earnings (loss) per share	$0.01	$0.36	$(0.33)	$0.87

Basic weighted average shares outstanding	14,081	14,068	14,077	14,065
Diluted weighted average shares outstanding	14,110	14,095	14,077	14,093

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Net income (loss)	$110	$5,089	$(4,667)	$12,262
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	410	(926)	479	(2,116)
(Loss) gain on long-term intra-entity foreign currency transactions	201	140	653	1,598
Cash flow hedging activity	(25)	1,368	(1,462)	3,421
Reclassification of foreign currency adjustments into earnings	—	—	—	2,085
Reclassification of hedging activities into earnings	342	(35)	529	(132)
Reclassification of pension adjustments into earnings	60	84	124	109
Total other comprehensive income (loss), net of tax	988	631	323	4,965
Comprehensive income (loss)	$1,098	$5,720	$(4,344)	$17,227

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30
	2023	2022
	(In thousands)
Operating activities
Net income (loss)	$(4,667)	$12,262
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,128	2,465
Deferred income taxes	—	1,533
Stock compensation expense	1,759	1,806
Brazil foreign currency loss	—	2,085
Other	(611)	223
Net changes in operating assets and liabilities:
Trade receivables	26,393	19,846
Inventory	20,390	(45,714)
Other assets	396	3,383
Accounts payable	22,240	(10,275)
Other liabilities	(10,768)	(13,070)
Net cash provided by (used for) operating activities	57,260	(25,456)
Investing activities
Expenditures for property, plant and equipment	(1,486)	(661)
Other	(150)	—
Net cash provided by (used for) investing activities	(1,636)	(661)
Financing activities
Net additions (reductions) to revolving credit agreements	(51,058)	30,237
Purchase of treasury stock	(575)	(1,640)
Cash dividends paid	(3,008)	(2,870)
Net cash provided by (used for) financing activities	(54,641)	25,727
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	182	(36)
Cash, cash equivalents and restricted cash
Increase (decrease) for the period	1,165	(426)
Balance at the beginning of the period	1,905	2,150
Balance at the end of the period	$3,070	$1,724

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,071	$701
Restricted cash included in prepaid expenses and other current assets	63	62
Restricted cash included in other non-current assets	936	961
Total cash, cash equivalents, and restricted cash	$3,070	$1,724

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2023	$107	$38	$65,008	$(8,939)	$80,238	$(11,918)	$124,534
Net income (loss)	—	—	—	—	(4,777)	—	(4,777)
Issuance of common stock, net of conversions	4	(2)	(2)	—	—	—	—
Share-based compensation expense	—	—	797	—	—	—	797
Cash dividends, $0.105 per share	—	—	—	—	(1,460)	—	(1,460)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(916)	(916)
Reclassification adjustment to net income (loss)	—	—	—	—	—	251	251
Balance, March 31, 2023	111	36	65,803	(8,939)	74,001	(12,583)	118,429
Net income (loss)	—	—	—	—	110	—	110
Purchase of treasury stock	—	—	—	(575)	—	—	(575)
Issuance of common stock, net of conversions	—	—	—	—	—	—	—
Share-based compensation expense	—	—	962	—	—	—	962
Cash dividends, $0.11 per share	—	—	—	—	(1,548)	—	(1,548)
Other comprehensive income (loss), net of tax	—	—	—	—	—	586	586
Reclassification adjustment to net income (loss)	—	—	—	—	—	402	402
Balance, June 30, 2023	$111	$36	$66,765	$(9,514)	$72,563	$(11,595)	$118,366

Balance, January 1, 2022	$103	$40	$61,586	$(5,960)	$60,753	$(14,243)	$102,279
Net income (loss)	—	—	—	—	7,173	—	7,173
Issuance of common stock, net of conversions	2	(1)	(1)	—	—	—	—
Share-based compensation expense	—	—	764	—	—	—	764
Cash dividends, $0.10 per share	—	—	—	—	(1,392)	—	(1,392)
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,321	2,321
Reclassification adjustment to net income (loss)	—	—	—	—	—	2,013	2,013
Balance, March 31, 2022	105	39	62,349	(5,960)	66,534	(9,909)	113,158
Net income (loss)	—	—	—	—	5,089	—	5,089
Issuance of common stock, net of conversions	1	—	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	(1,640)	—	—	(1,640)
Share-based compensation expense	—	—	1,042	—	—	—	1,042
Cash dividends, $0.105 per share	—	—	—	—	(1,478)	—	(1,478)
Other comprehensive income (loss), net of tax	—	—	—	—	—	582	582
Reclassification adjustment to net income (loss)	—	—	—	—	—	49	49
Balance, June 30, 2022	$106	$39	$63,390	$(7,600)	$70,145	$(9,278)	$116,802

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the remainder of the year due to the highly seasonal nature of the Company's primary markets. A majority of revenue and operating profit typically occurs in the second half of the calendar year when sales of products to retailers and consumers historically increase significantly for the fall holiday-selling season.

Accounting Standards Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. The Company previously qualified as an emerging growth company and elected to use the extended transition period for complying with new and revised financial accounting standards. The amendments were effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. On January 1, 2022, the Company adopted Topic 842. The impacts of the adoption were reflected in the Annual Report on Form 10-K for the year ended December 31, 2022. The Company lost the emerging growth company status as of December 31, 2022, the last day of the fiscal year following the fifth anniversary of our spin-off from NACCO Industries, Inc. The Consolidated Balance Sheet as of June 30, 2022 and the Consolidated Statement of Cash Flows for the six months ended June 30, 2022 have been revised to reflect the Company's adoption of Topic 842 on January 1, 2022.

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

Accounts payable - Supplier Finance Program

The Company has an agreement with a third-party administrator to provide an accounts payable tracking system which facilitates participating suppliers’ ability to monitor and voluntarily elect to sell payment obligations from the Company to the designated third-party financial institution. Participating suppliers can sell one or more of our payment obligations at their sole discretion, and our rights and obligations to our suppliers are not impacted. The Company has no economic interest in a supplier’s decision to sell one or more of our payment obligations. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of June 30, 2023, December 31, 2022 and June 30, 2022, $48.8 million, $23.3 million and $52.1 million, respectively, of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.

NOTE 2—Transfer of Financial Assets
HBB has entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. HBB utilizes this arrangement as an integral part of financing working capital.  Under the terms of the agreement, HBB receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables.  These transactions are accounted for as sold receivables which result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, HBB derecognized $29.6 million and $59.3 million of trade receivables during the three and six months ending June 30, 2023, respectively, $24.7 million and $52.3 million of trade receivables during the three and six months ending June 30, 2022, respectively, and $118.5 million during the year ending December 31, 2022. The loss incurred on sold receivables in the consolidated results of operations for the three and six months ended June 30, 2023 and 2022 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows.

NOTE 3—Fair Value Disclosure

The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	JUNE 30 2023	DECEMBER 31 2022	JUNE 30 2022
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$1,067	$837	$685
Long-term	Other non-current assets	4,153	4,539	2,883
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	—	174	79
		$5,220	$5,550	$3,647
Liabilities:
Foreign currency exchange contracts
Current	Other current liabilities	807	101	154
		$807	$101	$154

The Company measures its derivatives at fair value using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. The Company uses a present value technique that incorporates the Secured Overnight Financing Rate ("SOFR") swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of its subsidiary and counterparty credit risk into the valuation.

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

There were no transfers into or out of Levels 1, 2, or 3 during the three and six months ended June 30, 2023.

NOTE 4—Stockholders' Equity

Capital Stock

The following table sets forth the Company's authorized capital stock information:

	JUNE 30 2023	DECEMBER 31 2022	JUNE 30 2022
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000	70,000
Class A Common issued(1)(2)	11,094	10,663	10,592
Treasury Stock	683	626	516
Class B Common stock, par value $0.01 per share, convertible into Class A Common stock on a one-for-one basis
Class B Common authorized	30,000	30,000	30,000
Class B Common issued(1)	3,629	3,844	3,865

(1) Class B Common converted to Class A Common were 0 and 215 shares during the three and six months ending June 30, 2023, respectively, and 4 and 135 during the three and six months ending June 30, 2022.

(2) The Company issued Class A Common of 24 and 216 shares during the three and six months ending June 30, 2023, respectively, and 22 and 190 shares during the three and six months ending June 30, 2022.

Stock Repurchase Program: In February 2022, the Company's Board approved a stock repurchase program for the purchase of up to $25 million of the Company's Class A Common outstanding starting February 22, 2022 and ending December 31, 2023. During the three and six months ended June 30, 2023, the Company repurchased 56,973 shares at prevailing market prices for an aggregate purchase price of $0.6 million. During the three and six months ended June 30, 2022, the Company repurchased 151,221 shares at prevailing market prices for an aggregate purchase price of $1.6 million. During the year ended December 31, 2022, the Company repurchased 261,049 shares for an aggregate purchase price of $3.0 million. As of June 30, 2023, the Company had $21.4 million remaining authorized for repurchase.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

Balance, January 1, 2023	$(8,924)	$4,158	$(7,152)	$(11,918)
Other comprehensive income (loss)	715	(1,881)	—	(1,166)
Reclassification adjustment to net income (loss)	—	252	87	339
Tax effects	(194)	379	(23)	162
Balance, March 31, 2023	(8,403)	2,908	(7,088)	(12,583)
Other comprehensive income (loss)	425	(59)	—	366
Reclassification adjustment to net income (loss)	—	465	83	548
Tax effects	186	(89)	(23)	74
Balance, June 30, 2023	$(7,792)	$3,225	$(7,028)	$(11,595)

Balance, January 1, 2022	$(9,877)	$(638)	$(3,728)	$(14,243)
Other comprehensive income (loss)	359	2,691	—	3,050
Reclassification adjustment to net income (loss)	1,267	(126)	50	1,191
Tax effects	727	(609)	(25)	93
Balance, March 31, 2022	(7,524)	1,318	(3,703)	(9,909)
Other comprehensive income (loss)	(726)	1,789	—	1,063
Reclassification adjustment to net income (loss)	—	(49)	109	60
Tax effects	(60)	(407)	(25)	(492)
Balance, June 30, 2022	$(8,310)	$2,651	$(3,619)	$(9,278)

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

License revenue
From time to time, the Company enters into exclusive and non-exclusive licensing agreements which grant the right to use certain of HBB’s intellectual property ("IP") in connection with designing, manufacturing, distributing, advertising, promoting and selling the licensees’ products during the term of the agreement. The IP that is licensed generally consists of trademarks, trade names, patents, trade dress, logos and/or products (the “Licensed IP”). In exchange for granting the right to use the Licensed IP, HBB receives a royalty payment, which is a function of (1) the total net sales of products that use the Licensed IP and (2) the royalty percentage that is stated in the licensing agreement. HBB recognizes revenue at the later of when the subsequent sales occur or when the performance obligation is satisfied (over time).

The following table sets forth Company's revenue on a disaggregated basis for the three and six months ended June 30:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2023	2022	2023	2022
Type of good or service:
Consumer products	$122,561	$130,698	$235,993	$260,458
Commercial products	13,671	15,092	27,075	30,172
Licensing	877	1,737	2,293	3,248
Total revenues	$137,109	$147,527	$265,361	$293,878

NOTE 6—Contingencies

The Company is involved in various legal and regulatory proceedings and claims that have arisen in the ordinary course of business, including product liability, patent infringement, asbestos related claims, environmental and other claims. Although it is difficult to predict the ultimate outcome of these proceedings and claims, the Company believes the ultimate disposition of these matters will not have a material adverse effect on the financial condition, results of operation or cash flows of the Company. Any costs that the Company estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.

Proceedings and claims asserted against the Company are subject to inherent uncertainties and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of an adverse impact on the Company's financial position, results of operations and cash flows for the period in which the ruling occurs, or in future periods.

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

HBB's estimates of investigation and remediation costs may change if it discovers contamination at additional sites or additional contamination at known sites, if the effectiveness of its current remediation efforts change, if applicable federal or state regulations change or if HBB's estimate of the time required to remediate the sites changes. HBB's current estimates may differ materially from original estimates.

At June 30, 2023, December 31, 2022, and June 30, 2022, HBB had accrued undiscounted obligations of $3.5 million, $3.2 million and $3.4 million, respectively, for environmental investigation and remediation activities. HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.4 million related to the environmental investigation and remediation at these sites. As of June 30, 2023, HBB has $1.0 million, classified as restricted cash, associated with reimbursement of environmental investigation and remediation costs from a responsible party in exchange for release from all future obligations for one site. Additionally, HBB has a $1.1 million asset associated with the reimbursement of costs associated with two sites.

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

The effective tax rate on income was 50.9% and (5.8)% for three months ended June 30, 2023 and June 30, 2022, respectively. The effective tax rate was higher in the three months ended June 30, 2023 due to a discrete benefit from the reversal of interest and penalties on unrecognized tax benefits in the prior year that did not recur and a discrete expense in the current year for state income tax.

The effective tax rate on loss was 23.7% for the six months ended June 30, 2023, and 20.2% on income for the six months ended June 30, 2022. The effective tax rate was lower for the six months ended June 30, 2022 due to the reversal of interest and penalties on unrecognized tax benefits partially offset by a valuation allowance on certain foreign deferred tax assets related to the Brazil liquidation.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the Company's critical accounting policies, refer to “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as there have been no material changes from those disclosed in the Annual Report.

RESULTS OF OPERATIONS

The Company’s business is seasonal and a majority of revenue and operating profit typically occurs in the second half of the year when sales of small electric appliances and kitchenware historically increase significantly for the fall holiday-selling season.

Second Quarter of 2023 Compared with Second Quarter of 2022

	THREE MONTHS ENDED JUNE 30
					Increase / (Decrease)
	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Revenue	$137,109	100.0%	$147,527	100.0%	$(10,418)	(7.1)%
Cost of sales	109,693	80.0%	115,549	78.3%	(5,856)	(5.1)%
Gross profit	27,416	20.0%	31,978	21.7%	(4,562)	(14.3)%
Selling, general and administrative expenses	26,640	19.4%	26,503	18.0%	137	0.5%
Amortization of intangible assets	50	—%	50	—%	—	—%
Operating profit (loss)	726	0.5%	5,425	3.7%	(4,699)	(86.6)%
Interest expense, net	773	0.6%	867	0.6%	(94)	(10.8)%
Other expense (income), net	(271)	(0.2)%	(252)	(0.2)%	(19)	7.5%
Income (loss) before income taxes	224	0.2%	4,810	3.3%	(4,586)	(95.3)%
Income tax expense (benefit)	114	0.1%	(279)	(0.2)%	393	(140.9)%
Net income (loss)	$110	0.1%	$5,089	3.4%	$(4,979)	(97.8)%

Effective income tax rate	50.9%	(5.8)%

The following table identifies the components of the change in revenue:

Revenue
2022	$147,527
Increase (decrease) from:
Unit volume and product mix	(8,827)
Average sales price	(2,009)
Foreign currency	418
2023	$137,109

Revenue - Revenue decreased $10.4 million, or 7.1% compared to the prior year, primarily due to lower unit volume in the U.S. and Latin American Consumer markets and the Global Commercial market. The decrease in volume is related to softer consumer demand and continued inventory rebalancing by many retailers which impacted orders in the beginning of the second quarter of 2023. An increase in volume in the Mexican Consumer market partially offset these declines.

Gross profit - As a percentage of revenue, gross profit margin decreased from 21.7% in the prior year to 20.0% in the current year due to unfavorable customer and product mix resulting in lower average margin, the impact of lower volume on fixed cost coverage, and a $0.5 million non-cash lease impairment charge related to the consolidation of warehouses.

Selling, general and administrative expenses - Selling, general and administrative expenses were flat compared to the second quarter of 2022.

Interest expense - Interest expense, net decreased $0.1 million due to a significant decrease in average debt compared to June 30, 2022, offset by higher interest rates compared to the prior year.

Other expense (income), net - Other expense (income), net was flat compared to 2022 and includes currency gains of $0.4 million in the current year.

Income tax expense (benefit) - The effective tax rate on income was 50.9% and (5.8)% for three months ended June 30, 2023 and June 30, 2022, respectively. The effective tax rate was higher in the three months ended June 30, 2023 due to a discrete benefit from the reversal of interest and penalties on unrecognized tax benefits in the prior year that did not recur and a discrete expense in the current year for state income tax.

First Six Months of 2023 Compared with First Six Months of 2022

	SIX MONTHS ENDED JUNE 30
	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Revenue	$265,361	100.0%	$293,878	100.0%	$(28,517)	(9.7)%
Cost of sales	217,035	81.8%	233,670	79.5%	(16,635)	(7.1)%
Gross profit	48,326	18.2%	60,208	20.5%	(11,882)	(19.7)%
Selling, general and administrative expenses	52,559	19.8%	41,936	14.3%	10,623	25.3%
Amortization of intangible assets	100	—%	100	—%	—	—%
Operating profit (loss)	(4,333)	(1.6)%	18,172	6.2%	(22,505)	(123.8)%
Interest expense, net	2,042	0.8%	1,600	0.5%	442	27.6%
Other expense (income), net	(255)	(0.1)%	1,214	0.4%	(1,469)	(121.0)%
Income (loss) before income taxes	(6,120)	(2.3)%	15,358	5.2%	(21,478)	(139.8)%
Income tax expense (benefit)	(1,453)	(0.5)%	3,096	1.1%	(4,549)	(146.9)%
Net income (loss)	$(4,667)	(1.8)%	$12,262	4.2%	$(16,929)	(138.1)%

Effective income tax rate	23.7%	20.2%

The following table identifies the components of the change in revenue:

Revenue
2022	$293,878
Increase (decrease) from:
Unit volume and product mix	(31,122)
Average sales price	2,260
Foreign currency	345
2023	$265,361

Revenue - Revenue decreased by $28.5 million or 9.7% over the prior year due to lower sales volume in the U.S. and Latin American Consumer markets and the Global Commercial market. The decrease in volume is related to softer consumer demand and inventory rebalancing by many retailers which impacted orders in the first half of 2023. Partially offsetting the decreased volume was an increase in the Mexican Consumer market.

Gross profit - Gross profit margin decreased to 18.2% from 20.5% due to unfavorable customer and product mix, and the impact of lower volume on fixed cost coverage.

Selling, general and administrative expenses - Selling, general and administrative expenses increased $10.6 million due primarily to the $10.0 million insurance recovery recognized during the first quarter of 2022 which did not recur. Additionally, there was an increase in employee-related costs in the current year that was partially offset by a decrease in outside services.

Interest expense - Interest expense, net increased $0.4 million due to rising interest rates partially offset by decreased average borrowings outstanding under HBB's revolving credit facility.

Other expense (income), net - Other expense (income), net includes currency gains of $0.5 million in the current year compared to currency losses of $1.8 million in the prior year. The net change is driven by the liquidation of the Brazilian subsidiary, which resulted in $2.1 million of accumulated other comprehensive losses being released into other expense (income), net during the first quarter of 2022.

Income tax expense (benefit) - The effective tax rate was 23.7% compared to 20.2% in the prior year. The effective tax rate was lower for the six months ended June 30, 2022 due to the reversal of interest and penalties on unrecognized tax benefits partially offset by a valuation allowance on certain foreign deferred tax assets related to the Brazil liquidation.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Hamilton Beach Brands Holding Company cash flows are provided by dividends paid or distributions made by its wholly-owned subsidiary, HBB. The only material assets held by it are the investments in HBB. As a result, certain statutory limitations or regulatory or financing agreements could affect the levels of distributions allowed to be made by HBB. Hamilton Beach Brands Holding Company has not guaranteed any of the obligations of HBB.

HBB's principal sources of cash to fund liquidity needs are: (i) cash generated from operations and (ii) borrowings available under HBB's revolving credit facility. HBB's primary use of funds consists of working capital requirements, operating expenses, payment of dividends, capital expenditures, and payments of principal and interest on debt.

HBB has a $150.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires on June 30, 2025. HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months.

The following table presents selected cash flow information:

	SIX MONTHS ENDED JUNE 30
	2023	2022
Net cash provided by (used for) operating activities	$57,260	$(25,456)
Net cash provided by (used for) investing activities	$(1,636)	$(661)
Net cash provided by (used for) financing activities	$(54,641)	$25,727

Operating activities - Net cash provided by operating activities was $57.3 million compared to cash used for operating activities of $25.5 million in the prior year primarily due to the Company's focus on net working capital improvement. Net working capital provided cash of $69.0 million in 2023 compared to a use of cash of $36.1 million in 2022. Trade receivables provided net cash of $26.4 million during 2023 compared to $19.8 million provided in the prior year due to collection initiatives that led to days sales outstanding improvements. Net cash provided by inventory was $20.4 million in 2023 compared to $45.7 million used in 2022, as the Company effectively managed elevated inventory levels during the second half of 2022 and took significant actions to reduce inventory. Net cash provided by accounts payable was $22.2 million in 2023 compared to $10.3 million used in 2022.
Investing activities - Net cash used for investing activities in 2023 increased compared to 2022 related primarily to HBB internal-use software development costs.
Financing activities - Net cash used for financing activities was $54.6 million in 2023 compared to net cash provided by financing activities of $25.7 million in 2022.  The change is due to a decrease in HBB's net borrowing activity on the HBB Facility to fund net working capital.

Capital Resources

The Company expects to continue to borrow against the HBB Facility and make voluntary repayments within the next twelve months. The obligations under the HBB Facility are secured by substantially all of HBB's assets. At June 30, 2023, the borrowing base under the HBB Facility was $132.3 million and borrowings outstanding were $59.9 million. At June 30, 2023, the excess availability under the HBB Facility was $72.4 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, SOFR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective June 30, 2023, for base rate loans and SOFR loans denominated in U.S. dollars were 0.0% and 1.55%, respectively. The applicable margins, effective June 30, 2023, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.0% and 1.55%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the six months ended June 30, 2023 was 4.72% including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $50.0 million at June 30, 2023 at an average fixed interest rate of 1.47%. HBB also entered into delayed-start interest rate swaps. These swaps have notional values totaling $25.0 million as of June 30, 2023, with an average fixed interest rate of 1.78%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to Hamilton Beach Holding, subject to achieving availability thresholds. Dividends to Hamilton Beach Holding are not to exceed $7.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $18.0 million. Dividends to Hamilton Beach Holding are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $30.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At June 30, 2023, HBB was in compliance with all financial covenants in the HBB Facility.
In December 2015, the Company entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. The Company utilizes this arrangement as an integral part of financing working capital. See Note 2 of the unaudited consolidated financial statements.

Contractual Obligations, Contingent Liabilities and Commitments

For a summary of the Company's contractual obligations, contingent liabilities and commitments, refer to “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Contingent Liabilities and Commitments” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as there have been no material changes from those disclosed in the Annual Report.

Off Balance Sheet Arrangements

For a summary of the Company's off balance sheet arrangements, refer to "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Off Balance Sheet Arrangements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as there have been no material changes from those disclosed in the Annual Report.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its receivables. The fair value of the Company's interest rate swap agreements was an asset of $5.2 million at June 30, 2023. A hypothetical 10% relative decrease in interest rates would cause a decrease of $0.2 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% relative increase in interest rates would cause an increase of $0.2 million in the fair value of interest rate swap agreements. Neither would have a material impact to the Company's interest expense, net of $2.0 million for the six months ended June 30, 2023.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a net payable of $0.8 million at June 30, 2023. Assuming a hypothetical 10% weakening of the U.S. dollar at June 30, 2023, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $2.8 million compared with its fair value at June 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified during the quarter ended June 30, 2023, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
The information required by this Item 1 is set forth in Note 6 "Contingencies" included in the unaudited consolidated financial statements contained in Part I of this Form 10-Q and is hereby incorporated herein by reference to such information.

Item 1A    Risk Factors
There are no material changes to the risk factors for the Company from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 April 1 to 30, 2023	—	$—	—	$22,020,771
Month #2 May 1 to 31, 2023	23,772	$10.08	23,772	$21,781,078
Month #3 June 1 to 30, 2023	33,201	$10.10	33,201	$21,445,583
	56,973	$10.10	56,973	$21,445,583

(1) On February 22, 2022, the Company's Board approved a stock repurchase program for the purchase of up to $25 million of the Company's Class A Common outstanding starting February 22, 2022 and ending December 31, 2023.

During the three and six months ended June 30, 2023, the Company repurchased 56,973 shares at prevailing market prices for an aggregate purchase price of $0.6 million. During the six months ended June 30, 2022, the Company repurchased 151,221 shares at prevailing market prices for an aggregate purchase price of $1.6 million. During the year ended December 31, 2022, the Company repurchased 261,049 shares for an aggregate purchase price of $3.0 million.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

31(i)(1)	Certification of Gregory H. Trepp pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Sally M. Cunningham pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Gregory H. Trepp and Sally M. Cunningham
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Numbered in accordance with Item 601 of Regulation S-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hamilton Beach Brands Holding Company (Registrant)
Date:	August 2, 2023	/s/ Sally M. Cunningham
Sally M. Cunningham
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)