Form 10-Q
period 2023-09-30
Hamilton Beach Brands Holding Co
filed 2023-11-01
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38214

HAMILTON BEACH BRANDS HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Delaware			31-1236686
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

4421 WATERFRONT DR.	GLEN ALLEN	VA	23060
(Address of principal executive offices)			(Zip code)

	(804)	273-9777
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01 Per Share	HBB	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                             Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of Class A Common Stock outstanding as of October 27, 2023: 10,368,143
Number of shares of Class B Common Stock outstanding as of October 27, 2023: 3,625,028

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30 2023	DECEMBER 31 2022	SEPTEMBER 30 2022
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$1,624	$928	$1,504
Trade receivables, net	102,178	115,135	97,802
Inventory	160,237	156,038	244,464
Prepaid expenses and other current assets	14,417	12,643	13,295
Total current assets	278,456	284,744	357,065
Property, plant and equipment, net	27,493	27,830	28,363
Right-of-use lease assets	40,590	44,000	44,933
Goodwill	6,253	6,253	6,253
Other intangible assets, net	1,342	1,492	1,542
Deferred income taxes	2,577	3,117	1,800
Deferred costs	14,419	14,348	14,465
Other non-current assets	7,790	7,166	7,432
Total assets	$378,920	$388,950	$461,853
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$116,124	$61,759	$111,485
Accrued compensation	11,025	11,310	10,543
Accrued product returns	5,801	6,474	4,651
Lease liabilities	6,136	5,875	5,678
Other current liabilities	12,776	16,150	12,553
Total current liabilities	151,862	101,568	144,910
Revolving credit agreements	51,276	110,895	146,051
Lease liabilities, non-current	43,303	46,801	47,989
Other long-term liabilities	4,659	5,152	4,954
Total liabilities	251,100	264,416	343,904
Stockholders’ equity
Class A Common stock	112	107	106
Class B Common stock	36	38	39
Capital in excess of par value	68,180	65,008	64,117
Treasury stock	(10,409)	(8,939)	(8,939)
Retained earnings	81,362	80,238	74,597
Accumulated other comprehensive loss	(11,461)	(11,918)	(11,971)
Total stockholders’ equity	127,820	124,534	117,949
Total liabilities and stockholders’ equity	$378,920	$388,950	$461,853

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2023	2022	2023	2022
	(In thousands, except per share data)		(In thousands, except per share data)
Revenue	$153,614	$150,823	$418,975	$444,701
Cost of sales	113,548	115,979	330,583	349,649
Gross profit	40,066	34,844	88,392	95,052
Selling, general and administrative expenses	25,591	25,425	78,150	67,361
Amortization of intangible assets	50	50	150	150
Operating profit (loss)	14,425	9,369	10,092	27,541
Interest expense, net	592	1,289	2,634	2,889
Other expense (income), net	645	432	390	1,646
Income (loss) before income taxes	13,188	7,648	7,068	23,006
Income tax expense (benefit)	2,848	1,741	1,395	4,837
Net income (loss)	$10,340	$5,907	$5,673	$18,169

Basic and diluted earnings (loss) per share	$0.74	$0.43	$0.40	$1.30

Basic weighted average shares outstanding	14,025	13,869	14,060	13,999
Diluted weighted average shares outstanding	14,050	13,892	14,085	14,026

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Net income (loss)	$10,340	$5,907	$5,673	$18,169
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(661)	(1,144)	(182)	(3,260)
(Loss) gain on long-term intra-entity foreign currency transactions	—	(14)	653	1,584
Cash flow hedging activity	249	1,963	(1,213)	5,384
Reclassification of foreign currency adjustments into earnings	—	—	—	2,085
Reclassification of hedging activities into earnings	473	210	1,002	78
Pension plan adjustment	—	(4,013)	—	(4,013)
Reclassification of pension adjustments into earnings	73	305	197	414
Total other comprehensive income (loss), net of tax	134	(2,693)	457	2,272
Comprehensive income (loss)	$10,474	$3,214	$6,130	$20,441

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2023	2022
	(In thousands)
Operating activities
Net income (loss)	$5,673	$18,169
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	3,078	3,552
Deferred income taxes	—	912
Stock compensation expense	3,175	2,533
Brazil foreign currency loss	—	2,085
Other	(172)	898
Net changes in operating assets and liabilities:
Trade receivables	13,678	21,370
Inventory	(3,379)	(63,328)
Other assets	2,333	5,937
Accounts payable	54,013	(20,150)
Other liabilities	(9,716)	(12,151)
Net cash provided by (used for) operating activities	68,683	(40,173)
Investing activities
Expenditures for property, plant and equipment	(2,286)	(1,560)
Other	(150)	—
Net cash provided by (used for) investing activities	(2,436)	(1,560)
Financing activities
Net additions (reductions) to revolving credit agreements	(59,650)	49,604
Purchase of treasury stock	(1,470)	(2,979)
Cash dividends paid	(4,549)	(4,325)
Financing fees paid	—	(47)
Net cash provided by (used for) financing activities	(65,669)	42,253
Effect of exchange rate changes on cash, cash equivalents and restricted cash	81	(204)
Cash, cash equivalents and restricted cash
Increase (decrease) for the period	659	316
Balance at the beginning of the period	1,905	2,150
Balance at the end of the period	$2,564	$2,466

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$1,624	$1,504
Restricted cash included in prepaid expenses and other current assets	24	58
Restricted cash included in other non-current assets	916	904
Total cash, cash equivalents and restricted cash	$2,564	$2,466

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands, except per share data)
Balance, January 1, 2023	$107	$38	$65,008	$(8,939)	$80,238	$(11,918)	$124,534
Net income (loss)	—	—	—	—	(4,777)	—	(4,777)
Issuance of common stock, net of conversions	4	(2)	(2)	—	—	—	—
Share-based compensation expense	—	—	797	—	—	—	797
Cash dividends, $0.105 per share	—	—	—	—	(1,460)	—	(1,460)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(916)	(916)
Reclassification adjustment to net income (loss)	—	—	—	—	—	251	251
Balance, March 31, 2023	111	36	65,803	(8,939)	74,001	(12,583)	118,429
Net income (loss)	—	—	—	—	110	—	110
Purchase of treasury stock	—	—	—	(575)	—	—	(575)
Issuance of common stock, net of conversions	—	—	—	—	—	—	—
Share-based compensation expense	—	—	962	—	—	—	962
Cash dividends, $0.11 per share	—	—	—	—	(1,548)	—	(1,548)
Other comprehensive income (loss), net of tax	—	—	—	—	—	586	586
Reclassification adjustment to net income (loss)	—	—	—	—	—	402	402
Balance, June 30, 2023	111	36	66,765	(9,514)	72,563	(11,595)	118,366
Net income (loss)	—	—	—	—	10,340	—	10,340
Purchase of treasury stock	—	—	—	(895)	—	—	(895)
Issuance of common stock, net of conversions	1	—	(1)	—	—	—	—
Share-based compensation expense	—	—	1,416	—	—	—	1,416
Cash dividends, $0.11 per share	—	—	—	—	(1,541)	—	(1,541)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(412)	(412)
Reclassification adjustment to net income	—	—	—	—	—	546	546
Balance, September 30, 2023	$112	$36	$68,180	$(10,409)	$81,362	$(11,461)	$127,820

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2022	$103	$40	$61,586	$(5,960)	$60,753	$(14,243)	$102,279
Net income (loss)	—	—	—	—	7,173	—	7,173
Issuance of common stock, net of conversions	2	(1)	(1)	—	—	—	—
Share-based compensation expense	—	—	764	—	—	—	764
Cash dividends, $0.10 per share	—	—	—	—	(1,392)	—	(1,392)
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,321	2,321
Reclassification adjustment to net income (loss)	—	—	—	—	—	2,013	2,013
Balance, March 31, 2022	105	39	62,349	(5,960)	66,534	(9,909)	113,158
Net income (loss)	—	—	—	—	5,089	—	5,089
Issuance of common stock, net of conversions	1	—	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	(1,640)	—	—	(1,640)
Share-based compensation expense	—	—	1,042	—	—	—	1,042
Cash dividends, $0.105 per share	—	—	—	—	(1,478)	—	(1,478)
Other comprehensive income (loss), net of tax	—	—	—	—	—	582	582
Reclassification adjustment to net income (loss)	—	—	—	—	—	49	49
Balance, June 30, 2022	106	39	63,390	(7,600)	70,145	(9,278)	116,802
Net income (loss)	—	—	—	—	5,907	—	5,907
Issuance of common stock, net of conversions	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(1,339)	—	—	(1,339)
Share-based compensation expense	—	—	727	—	—	—	727
Cash dividends, $0.105 per share	—	—	—	—	(1,455)	—	(1,455)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(3,208)	(3,208)
Reclassification adjustment to net loss	—	—	—	—	—	515	515
Balance, September 30, 2022	$106	$39	$64,117	$(8,939)	$74,597	$(11,971)	$117,949

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(Tabular amounts in thousands, except as noted and per share amounts)

NOTE 1—Basis of Presentation and Recently Issued Accounting Standards

Basis of Presentation

Hamilton Beach Brands Holding Company (“HBBHC”) is a holding company and operates through its indirect, wholly-owned subsidiary, Hamilton Beach Brands, Inc., a Delaware corporation (“HBB”) (collectively the “Company”). HBB is a leading designer, marketer and distributor of a wide range of branded small electric household and specialty housewares appliances, as well as commercial products for restaurants, fast food chains, bars and hotels. HBB operates in the consumer, commercial and specialty small appliance markets.

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the remainder of the year due to the highly seasonal nature of the Company’s primary markets. A majority of revenue and operating profit typically occurs in the second half of the calendar year when sales of products to retailers and consumers historically increase significantly for the fall holiday-selling season.

Accounting Standards Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. The Company previously qualified as an emerging growth company and elected to use the extended transition period for complying with new and revised financial accounting standards. The amendments were effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. On January 1, 2022, the Company adopted Topic 842. The impacts of the adoption were reflected in the Annual Report on Form 10-K for the year ended December 31, 2022. The Company lost the emerging growth company status as of December 31, 2022, the last day of the fiscal year following the fifth anniversary of its spin-off from NACCO Industries, Inc. The Consolidated Balance Sheet as of September 30, 2022 and the Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 have been revised to reflect the Company’s adoption of Topic 842 on January 1, 2022.

U.S. Pension Plan Termination

In the second quarter of 2022, the Company began the process of terminating its U.S. defined benefit pension plan (the “Plan”), which could take up to an estimated 24 months to complete. Benefit obligations under the Plan will be settled through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations will be transferred to a third-party insurance company. The Plan continues to be overfunded and the Company expects that there will be no further required minimum contributions to the Plan. We currently expect that all surplus assets remaining after the Plan termination will be transferred to a qualified replacement plan. The deferred loss within Accumulated Other Comprehensive Income will be recognized fully when the plan is terminated or as settlements occur, which would trigger accelerated recognition.

Accounts payable - Supplier Finance Program

The Company has an agreement with a third-party administrator to provide an accounts payable tracking system which facilitates a participating supplier’s ability to monitor and voluntarily elect to sell payment obligations from the Company to the designated third-party financial institution. Participating suppliers can sell one or more of the Company’s payment obligations at their sole discretion, and the Company’s rights and obligations to its suppliers are not impacted. The Company has no economic interest in a supplier’s decision to sell one or more of its payment obligations. The Company’s rights and obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to sell amounts under these arrangements. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of September 30, 2023, December 31, 2022 and September 30, 2022, $72.8 million, $23.3 million and $51.2 million, respectively, of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.

NOTE 2—Transfer of Financial Assets
HBB has entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. Under the terms of the agreement, HBB receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables. These transactions, which are accounted for as sold receivables, result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, HBB derecognized $30.7 million and $90.0 million of trade receivables during the three and nine months ending September 30, 2023, respectively, $28.7 million and $81.0 million of trade receivables during the three and nine months ending September 30, 2022, respectively, and $118.5 million during the year ending December 31, 2022. The loss incurred on sold receivables in the consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows.

NOTE 3—Fair Value Disclosure

The following table presents the Company’s assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	SEPTEMBER 30 2023	DECEMBER 31 2022	SEPTEMBER 30 2022
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$929	$837	$894
Long-term	Other non-current assets	4,977	4,539	4,958
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	87	174	522
		$5,993	$5,550	$6,374
Liabilities:
Foreign currency exchange contracts
Current	Other current liabilities	331	101	50
		$331	$101	$50

The Company measures its derivatives at fair value using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. The Company uses a present value technique that incorporates the Secured Overnight Financing Rate (SOFR) swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts. The Company also incorporates the effect of HBB and counterparty credit risk into the valuation.

Other Fair Value Measurement Disclosures

The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair value of HBB’s $150.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”), including book overdrafts, which approximate book value, was determined using current rates offered for similar obligations taking into account HBB’s credit risk, which is Level 2 as defined in the fair value hierarchy.

There were no transfers into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2023.

NOTE 4—Stockholders’ Equity

Capital Stock

The following table sets forth the Company’s authorized capital stock information:

	SEPTEMBER 30 2023	DECEMBER 31 2022	SEPTEMBER 30 2022
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000	70,000
Class A Common issued(1)(2)	11,126	10,663	10,623
Treasury Stock	766	626	626
Class B Common stock, par value $0.01 per share, convertible into Class A Common stock on a one-for-one basis
Class B Common authorized	30,000	30,000	30,000
Class B Common issued(1)	3,625	3,844	3,860

(1) Class B Common converted to Class A Common were 4 and 219 shares during the three and nine months ending September 30, 2023, respectively, and 5 and 140 during the three and nine months ending September 30, 2022.

(2) The Company issued Class A Common of 28 and 244 shares during the three and nine months ending September 30, 2023, respectively, and 26 and 216 shares during the three and nine months ending September 30, 2022.

Stock Repurchase Program: In February 2022, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting February 22, 2022 and ending December 31, 2023. During the three and nine months ended September 30, 2023, the Company repurchased 82,676 and 139,649 shares, respectively, at prevailing market prices for an aggregate purchase price of $0.9 million and $1.5 million, respectively. During the three and nine months ended September 30, 2022, the Company repurchased 109,828 and 261,049 shares, respectively, at prevailing market prices for an aggregate purchase price of $1.4 million and $3.0 million, respectively. During the year ended December 31, 2022, the Company repurchased 261,049 shares for an aggregate purchase price of $3.0 million. As of September 30, 2023, the Company had $20.5 million remaining authorized for repurchase.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

Balance, January 1, 2023	$(8,924)	$4,158	$(7,152)	$(11,918)
Other comprehensive income (loss)	715	(1,881)	—	(1,166)
Reclassification adjustment to net income (loss)	—	252	87	339
Tax effects	(194)	379	(23)	162
Balance, March 31, 2023	(8,403)	2,908	(7,088)	(12,583)
Other comprehensive income (loss)	425	(59)	—	366
Reclassification adjustment to net income (loss)	—	465	83	548
Tax effects	186	(89)	(23)	74
Balance, June 30, 2023	(7,792)	3,225	(7,028)	(11,595)
Other comprehensive income (loss)	(661)	329	—	(332)
Reclassification adjustment to net income (loss)	—	648	95	743
Tax effects	—	(255)	(22)	(277)
Balance, September 30, 2023	$(8,453)	$3,947	$(6,955)	$(11,461)

Balance, January 1, 2022	$(9,877)	$(638)	$(3,728)	$(14,243)
Other comprehensive income (loss)	359	2,691	—	3,050
Reclassification adjustment to net income (loss)	1,267	(126)	50	1,191
Tax effects	727	(609)	(25)	93
Balance, March 31, 2022	(7,524)	1,318	(3,703)	(9,909)
Other comprehensive income (loss)	(726)	1,789	—	1,063
Reclassification adjustment to net income (loss)	—	(49)	109	60
Tax effects	(60)	(407)	(25)	(492)
Balance, June 30, 2022	(8,310)	2,651	(3,619)	(9,278)
Other comprehensive income (loss)	(1,164)	2,584	(5,294)	(3,874)
Reclassification adjustment to net income (loss)	—	290	397	687
Tax effects	6	(701)	1,189	494
Balance, September 30, 2022	$(9,468)	$4,824	$(7,327)	$(11,971)

NOTE 5—Revenue

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services, which includes an estimate for variable consideration.

HBB’s warranty program to the consumer consists generally of an assurance-type limited warranty lasting for varying periods of up to ten years for electric appliances, with the majority of products having a warranty of one to three years. There is no guarantee to the consumer as HBB may repair or replace, in its discretion, products returned under warranty. Accordingly, the Company determined that no separate performance obligation exists.

HBB products are not sold with a general right of return. Subject to certain terms and conditions, however, HBB will agree to accept a portion of products sold that, based on historical experience, are estimated to be returned for reasons such as product failure and excess inventory stocked by the customer. Product returns, customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives are accounted for as variable consideration.

A description of revenue sources and performance obligations for HBB are as follows:

Consumer and Commercial product revenue
Transactions with both consumer and commercial customers generally originate upon the receipt of a purchase order from a customer, which in some cases are governed by master sales agreements, specifying product(s) that the customer desires. Contracts for product revenue have an original duration of one year or less, and payment terms are generally standard and based on customer creditworthiness. Revenue from product sales is recognized at the point in time when control transfers to the customer, which is either when a product is shipped from the Company’s facility, or delivered to customers, depending on the shipping terms. The amount of revenue recognized varies primarily with price concessions and changes in returns. The Company offers price concessions to its customers for incentive offerings, special pricing agreements, price competition, promotions or other volume-based arrangements. The Company evaluated such agreements with its customers and determined returns and price concessions should be accounted for as variable consideration.

Consumer product revenue consists of sales of small electric household and specialty housewares appliances to traditional brick and mortar and ecommerce retailers, distributors and directly to the end consumer. A majority of this revenue is in North America.

Commercial product revenue consists of sales of products for restaurants, fast-food chains, bars and hotels. Approximately one-half of the Company’s commercial sales is in the U.S. and the other half is in markets across the globe.

License revenue
From time to time, the Company enters into exclusive and non-exclusive licensing agreements which grant the right to use certain of HBB’s intellectual property (“IP”) in connection with designing, manufacturing, distributing, advertising, promoting and selling the licensees’ products during the term of the agreement. The IP that is licensed generally consists of trademarks, trade names, patents, trade dress, logos and/or products (the “Licensed IP”). In exchange for granting the right to use the Licensed IP, HBB receives a royalty payment, which is a function of (1) the total net sales of products that use the Licensed IP and (2) the royalty percentage that is stated in the licensing agreement. HBB recognizes revenue at the later of when the subsequent sales occur or when the performance obligation is satisfied (over time).

The following table sets forth Company’s revenue on a disaggregated basis for the three and nine months ended September 30:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2023	2022	2023	2022
Type of good or service:
Consumer products	$138,849	$134,813	$374,842	$395,270
Commercial products	13,159	14,819	40,234	44,992
Licensing	1,606	1,191	3,899	4,439
Total revenues	$153,614	$150,823	$418,975	$444,701

NOTE 6—Contingencies

The Company is involved in various legal and regulatory proceedings and claims that have arisen in the ordinary course of business, including product liability, patent infringement, asbestos related claims, environmental and other claims. Although it is difficult to predict the ultimate outcome of these proceedings and claims, the Company believes the ultimate disposition of these matters will not have a material adverse effect on the financial condition, results of operation or cash flows of the Company. Any costs that the Company estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount of such costs can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.

Proceedings and claims asserted against the Company are subject to inherent uncertainties and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of an adverse impact on the Company’s financial position and on the results of operations and cash flows for the period in which the ruling occurs, or in future periods.

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

HBB’s estimates of investigation and remediation costs may change if it discovers contamination at additional sites or additional contamination at known sites, if the effectiveness of its current remediation efforts change, if applicable federal or state regulations change or if HBB’s estimate of the time required to remediate the sites changes. HBB’s current estimates may differ materially from original estimates.

As of September 30, 2023, December 31, 2022 and September 30, 2022, HBB had accrued undiscounted obligations of $3.4 million, $3.2 million and $3.3 million, respectively, for environmental investigation and remediation activities. HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.4 million related to the environmental investigation and remediation at these sites. As of September 30, 2023, HBB has $0.9 million, classified as restricted cash, associated with reimbursement of environmental investigation and remediation costs from a responsible party in exchange for release from all future obligations for one site. Additionally, HBB has a $1.3 million asset associated with the reimbursement of costs associated with two sites.

NOTE 7—Income Taxes

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.

The effective tax rate was 21.6% and 22.8% on income for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate was lower in the three months ended September 30, 2023 due to a discrete benefit on foreign income in the current year.

The effective tax rate was 19.7% and 21.0% on income for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate was lower for the nine months ended September 30, 2023 due to increased tax benefits from foreign income and credits in the current year. The prior year rate was driven by the reversal of interest and penalties on unrecognized tax benefits partially offset by a valuation allowance on certain foreign deferred tax assets related to the Company’s decision to wind down the Brazilian subsidiary which qualified for substantial liquidation in 2022, which did not recur.

NOTE 8—Subsequent Events

On October 27, 2023, HealthBeacon Private Limited Company (“HealthBeacon”), a Dublin-based medical technology firm and strategic partner of HBB, entered Examinership, an Irish statutory framework for restructuring companies in financial difficulty. Upon the appointment of the interim Examiner, HBB entered into a Facility Agreement with HealthBeacon, pursuant to which HBB will make secured loans to HealthBeacon in increments of at least 0.25 million euros, up to a total amount of 1.85 million euros (approximately $2.0 million), to fund its operations during the Examinership. As of November 1, 2023, 0.3 million euros (approximately $0.3 million) was outstanding under the Facility Agreement. No amount was outstanding as of September 30, 2023. The Facility Agreement requires HealthBeacon to repay the loans no later than 120 days after the commencement of the Examinership, unless extended at the sole discretion of HBB.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except as noted and per share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management’s current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in these forward-looking statements are set forth below under the heading “Forward-Looking Statements.”
HBB is the Company’s single reportable segment and intercompany balances and transactions have been eliminated.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the Company’s critical accounting policies, refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as there have been no material changes from those disclosed in the Annual Report.

RESULTS OF OPERATIONS

The Company’s business is seasonal, and a majority of revenue and operating profit typically occurs in the second half of the year when sales of small electric appliances and kitchenware historically increase significantly for the fall holiday-selling season.

Third Quarter of 2023 Compared with Third Quarter of 2022

	THREE MONTHS ENDED SEPTEMBER 30
					Increase / (Decrease)
	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Revenue	$153,614	100.0%	$150,823	100.0%	$2,791	1.9%
Cost of sales	113,548	73.9%	115,979	76.9%	(2,431)	(2.1)%
Gross profit	40,066	26.1%	34,844	23.1%	5,222	15.0%
Selling, general and administrative expenses	25,591	16.7%	25,425	16.9%	166	0.7%
Amortization of intangible assets	50	—%	50	—%	—	—%
Operating profit (loss)	14,425	9.4%	9,369	6.2%	5,056	54.0%
Interest expense, net	592	0.4%	1,289	0.9%	(697)	(54.1)%
Other expense (income), net	645	0.4%	432	0.3%	213	49.3%
Income (loss) before income taxes	13,188	8.6%	7,648	5.1%	5,540	72.4%
Income tax expense (benefit)	2,848	1.9%	1,741	1.2%	1,107	63.6%
Net income (loss)	$10,340	6.7%	$5,907	3.9%	$4,433	75.0%

Effective income tax rate	21.6%	22.8%

The following table identifies the components of the change in revenue:

Revenue
2022	$150,823
Increase (decrease) from:
Unit volume and product mix	15,499
Average sales price	(13,944)
Foreign currency	1,236
2023	$153,614

Revenue - Revenue increased $2.8 million, or 1.9% compared to the prior year, primarily due to increased unit volume partially offset by lower average sales price. Sales increased in the Latin American and Mexican Consumer markets, while sales decreased in the U.S. and Canadian Consumer markets. The Global Commercial market had decreased sales as demand normalized compared to the third quarter of 2022, when revenue grew 35.8% due to strong post-pandemic demand in the food service and hospitality industries.

Gross profit - As a percentage of revenue, gross profit margin increased from 23.1% in the prior year to 26.1% in the current year as lower average sales price was offset by lower product costs and lower distribution and warehousing costs.

Selling, general and administrative expenses - Selling, general and administrative expenses were flat compared to the third quarter of 2022. An increase in personnel-related expenses was offset by a non-recurring insurance recovery.

Interest expense - Interest expense, net decreased $0.7 million due to a significant decrease in average debt compared to September 30, 2022, partially offset by higher interest rates compared to the prior year.

Other expense (income), net - Other expense (income), net was flat compared to 2022 and includes currency losses of $0.4 million in the current year.

Income tax expense (benefit) - The effective tax rate on income was 21.6% and 22.8% for three months ended September 30, 2023 and 2022, respectively. The effective tax rate was lower in the three months ended September 30, 2023 due to a discrete benefit on foreign income in the current year.

First Nine Months of 2023 Compared with First Nine Months of 2022

	NINE MONTHS ENDED SEPTEMBER 30
	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Revenue	$418,975	100.0%	$444,701	100.0%	$(25,726)	(5.8)%
Cost of sales	330,583	78.9%	349,649	78.6%	(19,066)	(5.5)%
Gross profit	88,392	21.1%	95,052	21.4%	(6,660)	(7.0)%
Selling, general and administrative expenses	78,150	18.7%	67,361	15.1%	10,789	16.0%
Amortization of intangible assets	150	—%	150	—%	—	—%
Operating profit (loss)	10,092	2.4%	27,541	6.2%	(17,449)	(63.4)%
Interest expense, net	2,634	0.6%	2,889	0.6%	(255)	(8.8)%
Other expense (income), net	390	0.1%	1,646	0.4%	(1,256)	(76.3)%
Income (loss) before income taxes	7,068	1.7%	23,006	5.2%	(15,938)	(69.3)%
Income tax expense (benefit)	1,395	0.3%	4,837	1.1%	(3,442)	(71.2)%
Net income (loss)	$5,673	1.4%	$18,169	4.1%	$(12,496)	(68.8)%

Effective income tax rate	19.7%	21.0%

The following table identifies the components of the change in revenue:

Revenue
2022	$444,701
Increase (decrease) from:
Unit volume and product mix	(15,623)
Average sales price	(11,683)
Foreign currency	1,580
2023	$418,975

Revenue - Revenue decreased by $25.7 million or 5.8% over the prior year due to a combination of lower average selling price and lower sales volume in the U.S., Canadian, and Latin American Consumer markets and the Global Commercial market. The decrease in volume is related to softer consumer demand and inventory rebalancing by many retailers. Partially offsetting these revenue decreases was an increase in the Mexican Consumer market.

Gross profit - Gross profit margin decreased to 21.1% from 21.4% due to a decrease in average sales price almost entirely offset by lower product costs and lower distribution and warehousing costs.

Selling, general and administrative expenses - Selling, general and administrative expenses increased $10.8 million due primarily to the $10.0 million insurance recovery recognized during the first quarter of 2022 which did not recur. Additionally, there was an increase in employee-related costs in the current year that was partially offset by a decrease in outside services.

Interest expense - Interest expense, net decreased $0.3 million due to decreased average borrowings outstanding under the HBB Facility, partially offset by higher interest rates.

Other expense (income), net - Other expense (income), net includes currency gains of $0.1 million in the current year compared to currency losses of $2.2 million in the prior year. The net change is driven by the liquidation of the Company’s Brazilian subsidiary, which resulted in $2.1 million of accumulated other comprehensive losses being released into other expense (income), net during the first quarter of 2022. The decrease in other expense (income), net was offset by lower pension income during the nine months ended September 30, 2023.

Income tax expense (benefit) - The effective tax rate was 19.7% compared to 21.0% in the prior year. The effective tax rate was lower for the nine months ended September 30, 2023 due to increased tax benefits from foreign income and credits in the current year. The prior year rate was driven by the reversal of interest and penalties on unrecognized tax benefits partially offset by a valuation allowance on certain foreign deferred tax assets related to the Company’s decision to wind down the Brazilian subsidiary which qualified for substantial liquidation in 2022, which did not recur.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity

HBBHC cash flows are provided by dividends paid or distributions made by HBB. The only material assets held by it are the investments in HBB. As a result, certain statutory limitations or regulatory or financing agreements could affect the levels of distributions allowed to be made by HBB. HBBHC has not guaranteed any of the obligations of HBB.

HBB’s principal sources of cash to fund liquidity needs are: (1) cash generated from operations and (2) borrowings available under the HBB Facility. HBB’s primary use of funds consists of working capital requirements, operating expenses, payment of dividends, repurchase of shares, capital expenditures and payments of principal and interest on debt.

The HBB Facility expires on June 30, 2025. HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months.

The following table presents selected cash flow information:

	NINE MONTHS ENDED SEPTEMBER 30
	2023	2022
Net cash provided by (used for) operating activities	$68,683	$(40,173)
Net cash provided by (used for) investing activities	$(2,436)	$(1,560)
Net cash provided by (used for) financing activities	$(65,669)	$42,253

Operating activities - Net cash provided by operating activities was $68.7 million compared to cash used for operating activities of $40.2 million in the prior year primarily due to the Company’s focus on net working capital improvement. Net working capital provided cash of $64.3 million in 2023 compared to a use of cash of $62.1 million in 2022. Net cash provided by accounts payable was $54.0 million in 2023 compared to $20.2 million used in 2022. Net cash used for inventory was $3.4 million in 2023 compared to $63.3 million used in 2022. This net change was driven by slowed inventory purchases during the fourth quarter of 2022, as the Company effectively managed elevated inventory levels during the second half of 2022. Trade receivables provided net cash of $13.7 million during 2023 compared to $21.4 million provided in the prior year due to timing of collections.

Investing activities - Net cash used for investing activities in 2023 increased compared to 2022 related primarily to internal-use software development costs.
Financing activities - Net cash used for financing activities was $65.7 million in 2023 compared to net cash provided by financing activities of $42.3 million in 2022. The change is due to a decrease in HBB’s net borrowing activity on the HBB Facility to fund net working capital.

Capital Resources

The Company expects to continue to borrow against the HBB Facility and make voluntary repayments within the next twelve months. The obligations under the HBB Facility are secured by substantially all of HBB’s assets. As of September 30, 2023, the borrowing base under the HBB Facility was $148.2 million and borrowings outstanding were $51.3 million. As of September 30, 2023, the excess availability under the HBB Facility was $96.9 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, SOFR or bankers’ acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective September 30, 2023, for base rate loans and SOFR loans denominated in U.S. dollars were 0.0% and 1.55%, respectively. The applicable margins, effective September 30, 2023, for base rate loans and bankers’ acceptance loans denominated in Canadian dollars were 0.0% and 1.55%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the nine months ended September 30, 2023 was 4.49% including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $50.0 million as of September 30, 2023 at an average fixed interest rate of 1.47%. HBB also entered into delayed-start interest rate swaps. These swaps have notional values totaling $25.0 million as of September 30, 2023, with an average fixed interest rate of 1.78%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends, subject to achieving availability thresholds. Dividends are not to exceed $7.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $18.0 million. Dividend amounts are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $30.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. As of September 30, 2023, HBB was in compliance with all financial covenants in the HBB Facility.
In December 2015, the Company entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. See Note 2 of the unaudited consolidated financial statements.

Contractual Obligations, Contingent Liabilities and Commitments

For a summary of the Company’s contractual obligations, contingent liabilities and commitments, refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Contingent Liabilities and Commitments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as there have been no material changes from those disclosed in the Annual Report.

Off Balance Sheet Arrangements

For a summary of the Company’s off balance sheet arrangements, refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as there have been no material changes from those disclosed in the Annual Report.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include, without limitation: (1) the Company’s ability to source and ship products to meet anticipated demand; (2) the Company’s ability to successfully manage constraints throughout the global transportation supply chain; (3) uncertain or unfavorable global economic conditions; (4) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances; (5) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers; (6) bankruptcy of or loss of major retail customers or suppliers; (7) changes in costs, including transportation costs, of sourced products; (8) delays in delivery of sourced products; (9) changes in or unavailability of quality or cost effective suppliers; (10) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which the Company operates or buys and/or sells products; (11) the impact of tariffs on customer purchasing patterns; (12) product liability, regulatory actions or other litigation, warranty claims or returns of products; (13) customer acceptance of, changes in costs of or delays in the development of new products; (14) increased competition, including consolidation within the industry; (15) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of HBB products; (16) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation; and (17) other risk factors, including those described in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2022. Furthermore, the future impact of unfavorable economic conditions, including inflation, rising interest rates, availability of capital markets and consumer spending rates remains uncertain. In uncertain economic environments, the Company cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on its business, results of operations, cash flows and financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

HBB enters into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate.

For the purpose of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase in its receivables. The fair value of the Company’s interest rate swap agreements was an asset of $5.9 million as of September 30, 2023. A hypothetical 10% relative decrease in interest rates would cause a decrease of $0.2 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% relative increase in interest rates would cause an increase of $0.2 million in the fair value of interest rate swap agreements. Neither would have a material impact to the Company’s interest expense, net of $2.6 million for the nine months ended September 30, 2023.

FOREIGN CURRENCY EXCHANGE RATE RISK

HBB operates internationally through its foreign operating subsidiaries and enters into transactions denominated in foreign currencies, principally the Canadian dollar, the Mexican peso and, to a lesser extent, the Chinese yuan and Brazilian real. As such, HBB’s financial results are subject to the variability that arises from exchange rate movements. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. The potential impact of currency fluctuation increases as international expansion increases.

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

For the purpose of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company’s foreign currency exchange contracts was a net payable of $0.2 million as of September 30, 2023. Assuming a hypothetical 10% weakening of the U.S. dollar as of September 30, 2023, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $2.0 million compared with its fair value as of September 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Company management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified during the quarter ended September 30, 2023, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
The information required by this Item 1 is set forth in Note 6 “Contingencies” included in the unaudited consolidated financial statements contained in Part I of this Form 10-Q and is hereby incorporated herein by reference to such information.

Item 1A    Risk Factors
There are no material changes to the risk factors for the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 July 1 to 31, 2023	28,729	$9.85	28,729	$21,162,480
Month #2 August 1 to 31, 2023	33,227	$10.66	33,227	$20,808,417
Month #3 September 1 to 30, 2023	20,720	$12.43	20,720	$20,550,842
	82,676	$10.82	82,676	$20,550,842

(1) On February 22, 2022, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting February 22, 2022 and ending December 31, 2023.

During the three and nine months ended September 30, 2023, the Company repurchased 82,676 and 139,649 shares, respectively, at prevailing market prices for an aggregate purchase price of $0.9 million and $1.5 million, respectively. During the three and nine months ended September 30, 2022, the Company repurchased 109,828 and 261,049 shares, respectively, at prevailing market prices for an aggregate purchase price of $1.4 million and $3.0 million, respectively. During the year ended December 31, 2022, the Company repurchased 261,049 shares for an aggregate purchase price of $3.0 million.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	November 1, 2023	/s/ Sally M. Cunningham
Sally M. Cunningham
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)