Form 10-K
period 2023-12-31
Hamilton Beach Brands Holding Co
filed 2024-03-06
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 001-38214
HAMILTON BEACH BRANDS HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Delaware			31-1236686
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

4421 Waterfront Dr.	Glen Allen	VA	23060
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (804) 273-9777
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
     Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☑	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐    No ☑

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter): $65,108,439

Number of shares of Class A Common Stock outstanding as of March 1, 2024: 10,306,823
Number of shares of Class B Common Stock outstanding as of March 1, 2024: 3,613,096

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2024 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

HAMILTON BEACH BRANDS HOLDING COMPANY

PART I
Item 1. BUSINESS

General

Throughout this Annual Report on Form 10-K and the notes to consolidated financial statements, references to “Hamilton Beach Holding”, “the Company”, “we”, “us” and “our” and similar references are to Hamilton Beach Brands Holding Company and its subsidiaries on a consolidated basis unless otherwise noted or as the context otherwise requires. Hamilton Beach Brands Holding Company is a holding company and operates through its indirect, wholly owned subsidiary, Hamilton Beach Brands, Inc., a Delaware corporation (“HBB”). HBB is the Company’s single reportable segment.

We are a leading designer, marketer and distributor of a wide range of branded small electric household and specialty housewares appliances, as well as commercial products for restaurants, fast food chains, bars and hotels.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) available, free of charge, through our website, www.hamiltonbeachbrands.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.

Recent Developments

On February 5, 2024, we announced that our Hamilton Beach Health® subsidiary acquired HealthBeacon PLC (“HealthBeacon”), a medical technology firm and strategic partner of the Company. HealthBeacon develops connected devices that enable patients with chronic conditions to manage their injectable medication regimens at home and provides other health services. This acquisition is a key step in growing our Hamilton Beach Health® business, which empowers people to take control of their health and wellness through innovative solutions.

Sales and Marketing

We design, market and distribute a wide range of branded, small electric household and specialty housewares appliances, including air fryers, blenders, coffee makers, food processors, indoor electric grills, irons, juicers, mixers, slow cookers, toasters and toaster ovens. We also design, market and distribute commercial products for restaurants, fast food chains, bars and hotels. We generally market our “good” and “better” consumer products under the Hamilton Beach® and Proctor Silex® brands. We participate in the premium market with our owned brands Hamilton Beach® Professional and Weston® farm-to-table and field-to-table food processing equipment. Additionally, we participate in the premium market through multiyear licensing agreements to market and distribute a line of countertop appliances under the Wolf Gourmet® brand, a line of premium garment care products under the CHI® brand and the Bartesian® premium cocktail delivery system. We continue to expand in the home, health and wellness market, selling air purifiers under the Clorox® and TrueAir® brands and Brita® water filtration systems. Our acquisition of HealthBeacon represents a key expansion in our home medical category. Prior to the acquisition, we had an existing strategic alliance to sell Hamilton Beach Health® smart Injection Care Management Systems under our Hamilton Beach Health® brand. We market our commercial products under the Hamilton Beach Commercial® and the Proctor Silex Commercial® brands. We supply private label products on a limited basis. We also license certain of our trademarks to various licensees in categories such as microwave ovens, among others. Sales promotion activities are supported through print and digital marketing vehicles. We promote certain of our innovative products primarily through the use of digital and print advertising.

Customers

Sales in North America are generated predominantly by a network of inside sales employees to mass merchandisers, ecommerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers, distributors, restaurants, bars, hotels and other retail outlets. Walmart Inc. and its global subsidiaries (“Walmart”) accounted for approximately 27%, 26% and 28% of our revenue in 2023, 2022 and 2021, respectively. Amazon.com, Inc. and its subsidiaries (“Amazon.com”) accounted for approximately 24%, 23% and 22% of our revenue in 2023, 2022 and 2021, respectively. Our five largest customers accounted for approximately 64%, 61% and 61% of our revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

Product Warranty

Our warranty program to the consumer consists generally of an assurance-type limited warranty lasting for varying periods of up to ten years for electric appliances, with the majority of products having a warranty of one to three years. There is no guarantee to the consumer as we may repair or replace, at our option, those products returned under warranty.

Seasonality and Working Capital

The market for small electric household and specialty housewares appliances is highly seasonal in nature. The majority of our revenue and operating profit typically occurs in the second half of the year due to the fall holiday-selling season. Due to the seasonality of purchases of our products, we generally use a substantial amount of cash or borrowings under our $150.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) to finance inventory in anticipation of the fall holiday-selling season.

Patents, Trademarks, Copyrights and Licenses

We hold patents and trademarks registered in the United States (“U.S.”) and foreign countries for various products. We believe that our business is not dependent upon any individual patent, copyright or license, but that the Hamilton Beach®, Proctor Silex®, Hamilton Beach® Professional and Weston® trademarks are material to our business.

Product Design and Development

We incurred $12.4 million, $11.8 million and $8.6 million in 2023, 2022 and 2021, respectively, in expenses on product design and development activities.

Key Suppliers and Raw Material

Our products are produced to our specifications by third-party suppliers. We do not maintain long-term purchase contracts with suppliers and operate mainly on a purchase order basis. We negotiate the purchases from our foreign suppliers in U.S. dollars.

During 2023, we purchased substantially all of our finished products from suppliers in China. We purchase our inventory from approximately 60 suppliers, one of which represented more than 10% of purchases during the year ended December 31, 2023. We believe the loss of any one supplier would not have a long-term material adverse effect on our business because there are adequate supplier choices available that can meet our production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect our business until alternative supply arrangements are secured.

The principal raw materials used by our third-party suppliers to manufacture our products are plastic, glass, steel, copper, aluminum and packaging materials. We believe adequate quantities of raw materials are available from various suppliers.

Competition

We believe the principal areas of competition with respect to our products are product design and innovation, quality, price, product features, supply chain excellence, merchandising, promotion and warranty. We compete with many manufacturers and distributors of housewares products. As brick-and-mortar retailers generally purchase a limited selection of branded, small electric appliances, we compete with other suppliers for retail shelf space. In the ecommerce channel, we must compete with a broad list of competitors for brand reputation through compelling content, strong ratings and reviews from consumers.

To meet these competitive challenges, we have focused on continued innovation in our leading brands as well as expanding into new categories using existing core competencies. Our presence in a significant number of housewares product categories across various price points allows us to meet the needs of a wide range of retailers and consumers. Based on publicly available information about the industry, we are one of the largest full-line distributors and marketers of small electric household and specialty housewares appliances in North America, including the U.S., Canada, Mexico and Latin America, based on key product categories. Hamilton Beach® is the #1 small kitchen appliance brand in the U.S., in brick-and-mortar and ecommerce channels, based on units sold. To a lesser degree, our retail product lines compete outside of North America. Our commercial products compete globally and have generated a strong position in these markets.

Government Regulation

Our operations are subject to various laws and regulations administered by federal, state, local and foreign government agencies, including laws and regulations related to health, safety and environmental matters. Based on current information, we do not expect compliance with environmental requirements to have a material adverse effect on our financial condition or results of operations.

As a marketer and distributor of consumer products, we are subject to the Consumer Products Safety Act and the Federal Hazardous Substances Act, which empowers the U.S. Consumer Product Safety Commission (“CPSC”) to seek to exclude products that are found to be unsafe or hazardous from the market. Under certain circumstances, the CPSC could require us to repair, replace or refund the purchase price of one or more of our products, or we may voluntarily do so. In addition, the Food and Drug Administration (“FDA”), and other governmental authorities regulate the development, manufacture, sale and distribution of certain of our products. For certain products in our Hamilton Beach Health® business, government regulations may require detailed inspection of, and controls over, research and development, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage and disposal practices. We are also subject to data privacy and security regulations, tax and securities regulations, accounting and reporting standards and other financial laws and regulations.

Past, current or future regulations, their interpretation, or their application could have a material adverse impact on our operations. For example, current or future regulations may be passed that could prevent, delay, revoke or result in the rejection of regulatory clearance of certain of our products. We cannot predict the effect on our operations resulting from current or future governmental regulation or the interpretation or application of these regulations. In addition, if we fail to comply with any applicable regulatory requirements, penalties could be imposed on us.

In addition, electrical appliances are subject to various mandatory and voluntary standards, including requirements in some jurisdictions that products be listed by Underwriters’ Laboratories, Inc. (“UL”) or other similar recognized laboratories. We endeavor to design our products to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold.

For more information about the risks we face regarding regulatory requirements, see Part I, Item 1A of this Annual Report titled, “Risk Factors - Government regulations could impose costly requirements on our business.”

Human Capital Resources

Our business is dependent upon, and focused on, people—our employees, our customers and the consumers who enjoy our appliances, and the communities in which we live. Our culture is built on and centered around Good Thinking®, which incorporates teamwork, service and inspired thinking into all areas of our business. We believe that this values-based culture is a core strength that provides the foundation for our working environment and our employees. Good Thinking® is more than developing new products; it inspires everything we do.

Within this culture, our people are our most valuable resource, and we expect them to remain the key to our success for decades to come. We strive to create an environment that attracts, engages and develops the talent necessary to enable our performance and growth, including by offering competitive compensation and benefits, providing attractive professional growth opportunities and insisting that everyone be treated with dignity and respect and be afforded equal opportunity. We also recognize the basic human need to feel a sense of inclusion, belonging and meaning. So, we strive to foster an environment in which our people are passionate about our business and our Good Thinking® culture, have a seat at the table and genuinely believe that they are doing meaningful work. We believe that employees with diverse backgrounds, experiences and viewpoints bring value to our Company, especially when coupled with a strong culture of trust in which competing ideas are not only allowed but encouraged to emerge. We strongly believe that this type of environment drives discretionary effort, morale, creativity, initiative and retention—and, in turn, long-term competitive advantage and value creation. Within the framework of our Good Thinking® culture, we operate as One Team and strive to enrich the lives of our customers and consumers by delivering innovative solutions that improve everyday living, all while having a positive, lasting impact on our people and the communities in which we operate.

We are committed to achieving the highest standards of legal and ethical conduct, including by protecting the human rights and fair treatment of our employees. Our policies and programs—including our Code of Corporate Conduct and other compliance policies, our employment-related policies and our Human Rights Policy—are designed to support this effort.

As of December 31, 2023, we employed approximately 700 employees in four countries—Canada, China, Mexico and the United States, of which approximately 98% were full time and the remaining were part time. Approximately 2% of our workforce is covered by collective bargaining agreements, all of whom are based in Canada. There are approximately 500 employees in the United States with about half of those based at our headquarters in Richmond, Virginia, which is home to our product design, development and marketing teams as well as our state-of-the-art test kitchen and UL-certified test laboratory. Most of the remaining employees in the United States support the operation of our Byhalia, Mississippi distribution centers. We consider employee relations to be good.

Occupational Health and Safety
One of our top priorities is protecting the health and safety of our workforce. We are committed to maintaining a safe work environment and operating in a safe, secure and responsible manner. We require all of our personnel to perform their work in a manner that complies with legal requirements protecting the safety and health of all persons from unreasonable risks. In addition to maintaining property and equipment in safe operating conditions, our occupational health and safety framework includes certain safety training programs and safety-related processes and procedures as we strive to ensure the health and safety of our workforce. Employees are encouraged to initiate safety improvements, participate in safety committees and always reinforce safe behaviors.

Talent Acquisition, Development and Retention
The long-term success and growth of our business depend in large part on our ability to execute an effective talent strategy that attracts, engages and grows a highly talented and committed workforce capable of enabling and leading our performance. To meet our talent objectives, we utilize key strategies and processes related to recruitment while we remain focused on continuing to strengthen our onboarding and ongoing learning development. We monitor market compensation and benefits to be able to attract, retain and promote employees and reduce turnover and our associated costs. Through our total rewards programs, we strive to offer competitive compensation, benefits and services to our full-time employees including, incentive plans, recognition plans, defined contribution plans, healthcare benefits, tax-advantaged spending accounts, employee assistance programs and other programs such as sick leave, paid vacation and holidays.

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

Diversity and Inclusion
As an equal opportunity employer, we make decisions without regard to race, color, religion, creed, gender, sexual orientation, gender identity, marital status, national origin, age, veteran status, disability or any other protected class. We strive to cultivate diversity of perspective in our workforce and believe teammates with diverse backgrounds, experiences and viewpoints bring value to our organization and improve our Good Thinking® and, in turn, our decision-making. We strive to create a workplace in which employee differences are embraced and competing perspectives are encouraged to emerge, allowing robust collaboration and teamwork to drive better decision making and more favorable results for all stakeholders. All employees participate in training intended to enhance our awareness of the benefits of a diverse and inclusive workforce, to encourage more meaningful collaboration and to strengthen team effectiveness.

Information about our Executive Officers
The following table sets forth, as of March 6, 2024, the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers.
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Positions

Gregory H. Trepp	62	Director and Chief Executive Officer of Hamilton Beach Holding (from February 2024), Director, President and Chief Executive Officer of Hamilton Beach Holding (from prior to 2019 to February 2024)
R. Scott Tidey	59
President of Hamilton Beach Holding (from February 2024), Senior Vice President, Global Sales of HBB (from January 2023 to February 2024), Senior Vice President, Consumer Sales & Marketing of HBB (from March 2021 to January 2023), Senior Vice President, North America Sales and Marketing of HBB (from prior to 2019 to March 2021)

Sally M. Cunningham	49
Senior Vice President, Chief Financial Officer and Treasurer of Hamilton Beach Holding (from May 2023), Senior Vice President and Chief Financial Officer of Hamilton Beach Holding (from March 2023 to May 2023), Finance Consultant of Azurite, LLC (from November 2021 to February 2023), Senior Vice President and Chief Financial Officer of Ascent Industries Co. (a steel and chemical production and distribution company), (from June 2020 to August 2021), Vice President, Corporate Administration of Ascent Industries Co. (from prior to 2019 to June 2020)

Lawrence K. Workman, Jr.	54
Senior Vice President, General Counsel and Secretary of Hamilton Beach Holding (from July 2021), Vice President, Business Development and Corporate Counsel of Coca-Cola Consolidated, Inc. (a Coca-Cola manufacturing and bottling company), (from prior to 2019 to July 2021)

Item 1A. RISK FACTORS

Our business is subject to various risks and uncertainties. Any of the risks and uncertainties described below could materially adversely affect our business, financial condition and results of operations and should be considered in evaluating us. Although the risks are organized by headings and each risk is described separately, many of the risks are interrelated. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, performance or financial condition in the future. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Industry Risks

Our business is sensitive to the strength of the North American consumer markets and weakness in these markets could adversely affect our business.

The strength of the economy in the U.S., and to a lesser degree in Canada and Mexico, has a significant impact on our performance. Weakness in consumer confidence and poor financial performance by mass merchandisers, ecommerce retailers, warehouse clubs, department stores or any of our other customers could result in reduced revenue and profitability. A general slowdown in the consumer sector could result in additional pricing and marketing support pressures on the Company. Additionally, in periods of uncertain economic conditions, such as inflation, rising interest rates, recessions or economic slowdowns, our customers may purchase less of our products as they manage their inventory levels to adjust to changes in consumers’ spending habits in response to such economic conditions. These circumstances could adversely impact our revenue and profitability.

Our business is dependent on key customers and the loss of, or significant decline in business from, one or more of our key customers could materially reduce our revenue and profitability and our ability to sustain or grow our business.

We rely on several key customers. During fiscal 2023, Walmart and Amazon.com accounted for approximately 27% and 24% of our revenue, respectively. Although we have long-established relationships with many customers, including Walmart and Amazon, we do not have any long-term supply contracts with these customers, and purchases are generally made using individual purchase orders. A loss of or significant reduction in sales to any key customer could result in significant decreases in our revenue and profitability and an inability to sustain or grow our business.

We must receive a continuous flow of new orders from our large, high-volume retail customers. Failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could impair our ability to sustain or grow our business. In addition, we may be unable to continually meet the needs of those customers, which could damage our customer relationships and result in reduced new orders.

As a result of dependence on key customers, we could experience a material adverse effect on our revenue and profitability if any of the following were to occur:
•the insolvency or bankruptcy of any key customer;
•a declining market in which customers materially reduce orders or demand lower prices; or
•a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers.
If we were to lose, or experience a significant decline in business from any major customer, or if any major customers were to go bankrupt, we might be unable to find alternate distribution outlets.

Additionally, as cyber attacks are increasing in frequency, we are vulnerable to a decline in revenue in the event of a cyber attack at any of our key customers. If our key customers’ websites or systems are disrupted for a considerable amount of time, whether due to a cyber attack or other disruption, we could experience lost sales to consumers and the key customers’ inability to submit new purchase orders, which could result in reduced revenue and profitability.

The increasing concentration of our branded small electric household and specialty housewares appliance sales among a few retailers and the trend toward private label brands could materially reduce revenue and profitability.

During fiscal 2023, our five largest customers accounted for a total of approximately 64% of our revenue. With the growing trend towards the concentration of the industry and our branded small electric household and specialty housewares appliance sales among fewer retailers, we are increasingly dependent upon fewer customers whose bargaining strength is growing as a result of this concentration. We sell a substantial quantity of products to mass merchandisers, ecommerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. As a result, these retailers generally have a large selection of small electric household and specialty housewares appliance suppliers from which to choose. In addition, certain of our larger customers use their own private label brands on household appliances that compete directly with some of our products. As the retailers in the small electric household appliance industry become more concentrated, competition for sales to these retailers may increase and cause pricing pressures, which could materially reduce our revenue and profitability.

If we are unable to continue to enhance existing products, as well as develop and market new products that respond to consumer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, which could materially reduce revenue and profitability, which have historically benefited from sales of new products.

We may not be able to compete as effectively with competitors, and ultimately satisfy the needs and preferences of consumers, unless we can continue to enhance existing products and develop new innovative products for the markets in which we compete. Product development requires significant financial, technological and other resources. Product improvements and new product introductions also require significant research, planning, design, development, engineering and testing at the technological and product process levels, and we may not be able to timely develop and introduce product improvements or new products. In addition, the development of new products in our Hamilton Beach Health® business may require significant lead times for research and development, clinical investigations and product approvals, as well as significant capital investments. Competitors’ new products may beat our products to market, be higher quality or more reliable, be more effective with more features, obtain better market acceptance or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful revenue or profit relative to our expectations based on, among other things, commitments to fund advertising, marketing, promotional programs and development.

Our inability to compete effectively with competitors in our industry could result in lost market share and decreased revenue.

The small electric household, specialty housewares appliances and commercial appliance industry does not have substantial entry barriers. As a result, we compete with many manufacturers and distributors of housewares products. Additional competitors may also enter this market and cause competition to intensify. For example, some of our customers have expressed interest in sourcing, or expanding the extent of sourcing, small electric household and commercial appliances directly from manufacturers in Asia. We believe competition is based upon several factors, including product design and innovation, quality, price, product features, merchandising, promotion and warranty. If we fail to compete effectively with these manufacturers and distributors, we could lose market share and experience a decrease in revenue, which would adversely affect our results of operations.

We also compete with established companies, a number of which have substantially greater facilities, personnel, financial and other resources. In addition, we compete with our retail customers, who use their own private label brands, and importers and foreign manufacturers of unbranded products. Some competitors may be willing to reduce prices and accept lower profit margins to compete. As a result of this competition, we could lose market share and revenue.

Changes in consumer shopping trends and changes in distribution channels could result in lost market share and decreased revenue and profitability.

Traditional brick-and-mortar retail channels have experienced low growth or declines in recent years, while the ecommerce channel has experienced significant growth. Consumer shopping preferences have shifted, and may continue to shift in the future, to distribution channels other than traditional brick-and-mortar retail channels. Success in the ecommerce channel requires providing products at the right price, products that earn strong ratings and reviews and meaningful engagement with online consumers. We have invested in industry-leading selling and marketing capabilities, while maintaining our presence in traditional brick-and-mortar retail channels. However, if we are not successful in utilizing ecommerce channels that consumers may prefer, we may experience a loss in market share and decreased revenue and profitability.

The markets for our products are highly seasonal and dependent on consumer spending, which could result in significant variations in revenue and profitability.

Sales of our products are related to consumer spending, including general economic conditions affecting disposable consumer income such as unemployment rates, business conditions, inflation rates, interest rates, levels of consumer confidence, energy prices, mortgage rates, the level of consumer debt and taxation. Declines in consumer spending or a shift in consumer spending away from small electric household and specialty housewares appliances may significantly reduce demand for our products and reduce orders from retailers for our products, which could lead to increased inventories. Additionally, this may result in lower sales volume, higher price concessions and lower gross margins.

In addition, the retail market for small electric household and specialty housewares appliances is highly seasonal in nature. Accordingly, we generally recognize a substantial portion of our revenue in the second half of the year as sales increase significantly with the fall holiday-selling season. Accordingly, quarter-to-quarter comparisons of our past operating results are meaningful only when comparing equivalent time periods, if at all.

Business Risks

Uncertain or unfavorable global economic conditions may have an adverse effect on our business, operating results and financial condition.

Our business has in the past been, and may continue to be, adversely affected by changes in global economic conditions including inflation, rising interest rates, consumer spending rates, availability and costs of raw materials and availability of capital markets and impacts from global military conflicts.

Factors that are largely beyond our control, such as inflation and commodity prices for the raw materials needed by suppliers of our products, may affect the cost of products. Historically, the costs of our products have fluctuated due to cost pressures resulting from economic conditions. As an example, our products require a substantial amount of plastic. Because the primary resource used in plastic is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. When the prices of petroleum, as well as steel, aluminum and copper, increase significantly, supplier price increases may materially reduce our profitability if we are unable to pass price increases on to our customers. The Company has also experienced increased transportation costs in the past due to global supply chain challenges, including the cost of ocean freight from China, and could be subject to future increases in transportation costs. In addition, our ability to meet customers’ demands depends, in part, on our ability to obtain the timely and adequate shipment of our products. Certain transportation industry vendors may experience capacity constraints due to increases in volume, shipping availability, port congestion, labor shortages or other factors. If our transportation industry vendors become capacity constrained, then we may have to identify new vendors or explore alternative order fulfillment methods to ensure we have sufficient shipping capabilities. We cannot predict if we will be able to obtain alternative shipping sources within the time frames that we require and at a comparable cost, which could lead to significant delays in shipping our products and additional costs.

Our distribution network is limited to one distribution center per region, which could result in significant delays or loss of sales if there are disruptions at any of our distribution centers. There are several possibilities that could cause a disruption to our distribution network such as, fires, floods, loss of power, severe weather, impacts from climate change, labor shortages, equipment failures and lack of access to equipment. For example, our U.S. distribution center located in Byhalia, Mississippi is located in a geographic area that is subject to greater risk of tornados. If operations at the Byhalia, Mississippi distribution center are disrupted, it could result in a material loss of revenue and additional costs to bring the facility back to full operating capacity.

Although we take measures to mitigate the impact of increased product and transportation costs through pricing, if inflationary pressures are sustained, or if pricing strategies are ineffective or are not implemented in a timely manner, we may only be able to recover a portion of our increased costs in future periods which may have a material adverse effect on our business, financial condition, results of operations and cash flows. Our ability to raise prices to reflect increased costs may also be limited by competitive conditions in the market for our products.

To the extent that we rely on newly acquired businesses or new product lines to expand our business, these acquisitions or new product lines may not contribute positively to our earnings because anticipated sales volumes and synergies may not materialize, cost savings may be less than expected or acquired businesses may carry unexpected liabilities.

We may acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. For example, in February 2024, our Hamilton Beach Health® business acquired HealthBeacon, a developer of connected devices that enable patients to manage their injectable medication regimens at home. The acquisition of a business, or of the rights to market specific products or use specific product names, may involve a financial commitment by us, either in the form of cash or stock consideration. We may not be able to acquire businesses and develop products that will contribute positively to our earnings. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations or acquired businesses may carry unexpected liabilities.

We depend on third-party suppliers for all of our products, which subjects the Company to risks, including unanticipated increases in expenses, decreases in revenue and disruptions in the supply chain.

We are dependent on third-party suppliers for the manufacturing and distribution of our products. Our ability to select reliable suppliers that provide timely deliveries of quality products will impact our success in meeting customer demand. Any supplier’s inability to timely deliver products that meet desired specifications or any unanticipated changes in suppliers could be disruptive and costly. Any significant failure to obtain quality products, in sufficient quantities, on a timely basis, and at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on our revenue and profitability. Our supply chain is subject to additional risks including, among others:

•currency fluctuations;
•labor unrest;
•potential political, economic or social instability and government restrictions;
•restrictions on transfers of funds;
•import and export duties and quotas;
•changes in domestic and international customs and tariffs, including embargoes and customs restrictions;
•uncertainties involving the costs and ability to transport products;
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
•natural or human induced disasters such as earthquakes, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, power or water shortages, telecommunications failures and medical epidemics or pandemics; and
•potentially adverse tax consequences, including significant changes in tax law.

The foregoing factors could have a material adverse effect on our ability to maintain or increase the supply of products, which may result in material increases in our expenses and decreases in our revenue and profitability.

Given that the majority of our suppliers are based in China, finding suppliers outside of China could result in additional risks, including additional compliance requirements with foreign laws and taxes, obtaining distribution and administrative support and training new personnel.

Certain products rely upon a single third-party supplier.

In some cases, we use a single supplier to source a single product. An unforeseen disruption in the supplier’s operations could impact our ability to deliver products to customers in a timely manner to meet demand. We may experience significant delays while locating a new supplier, if able to at all, which could result in higher costs. Additionally, our reliance on a single supplier with respect to certain products could limit our negotiating leverage with such supplier.

We are subject to changes in our customers’ inventory management strategies.

Retailers may adjust their purchasing patterns to reduce the amount of inventory they carry to more closely match consumers’ spending habits. If our larger customers tighten their inventory on hand and do not provide us with sufficient lead time to react, we may be subject to excess or obsolete inventory, additional storage costs and/or missed sales. Without sufficient lead time, we may not be able to meet retailers demands as we are dependent on third-party suppliers for the manufacturing and distribution of our products and, therefore, must make purchases well in advance to deliver products to our customers. Additionally, if we are unable to source inventory at the correct levels in time with our customers’ orders, we could lose sales and experience a reduction in revenue.

We may not be able to attract, retain and develop key talent.

Employment and retention of qualified personnel is important to the successful conduct of our business. Therefore, our success also depends upon our ability to recruit, hire, train and retain current and additional skilled and experienced management personnel. Our inability to hire and retain personnel with the requisite skills could impair our ability to manage and operate our consolidated business effectively and could significantly reduce our consolidated profitability.

Our business could suffer if information technology systems are disrupted, cease to operate effectively or become subject to a cybersecurity breach.

We rely on information technology systems to operate websites, record and process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship merchandise on a timely basis, maintain cost-efficient operations, and to comply with regulatory, legal, and tax requirements. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of computer hardware and software systems and maintain cybersecurity. In addition, we collect, store, have access to and otherwise process certain confidential or sensitive data.

Our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to damage, interruption or shutdown due to any number of causes outside of our control such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, employee error or malfeasance, security breaches, computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, hacking and other cyberattacks. Additionally, the increase in hybrid working where employees, including third-party employees, access technology infrastructure remotely may create additional information technology and data security risks.If our systems are damaged, or fail to function properly, we may have to make monetary investments to repair or replace the systems and could endure delays in operations. Any material disruption or slowdown of our systems, including our failure to successfully upgrade systems, could cause information, including data related to customer orders, to be lost or delayed. Such a loss or delay could reduce demand and cause our sales and/or profitability to decline.

Cyber attacks are becoming more sophisticated and include computer viruses or other malicious codes, attacks to gain unauthorized access to data and other security breaches that could lead to the loss of valuable business data, misappropriation of our consumers’ or employees’ personal information or a disruption of our critical systems. Although we attempt to monitor and mitigate against cyber risks, including through investing in new technologies and developing third-party cybersecurity risk management capabilities, we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents. While we maintain a cyber insurance policy that provides coverage for security incidents, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on financially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. If unauthorized access does occur, we could also become the subject of regulatory action or litigation from our customers, employees, suppliers and shareholders, which could damage our reputation, require significant expenditures of capital and cause us to lose business and revenue. Additionally, unauthorized access could also cause interruptions in our operations and might require us to spend significant management time and other resources investigating the event and dealing with local and federal law enforcement.

There is no assurance that the measures we have taken to protect our information systems will prevent or limit the impact of a future cyber incident. While we have not experienced any material impacts from a cyber attack, any one or more future cyber attacks could have a material adverse effect on our financial condition and results of operations.

Failure to maintain data privacy could have a material adverse effect on our business, financial condition and results of operations.

The Company is subject to certain laws, rules and regulations enacted to protect businesses and personal data (“Privacy Laws”), which may include the General Data Protection Regulation and the California Consumer Privacy Act, as well as industry self-regulatory codes that create new compliance obligations. The administration, enforcement and regulation of Privacy Laws are quickly evolving and subject to changes in interpretation. Future changes in Privacy Laws may require the Company to incur additional and unexpected expenses and may subject the Company to additional compliance risk. Any failure to comply with Privacy Laws could have a material adverse impact on our financial condition and results of operations.

Financial Risks

Our financing arrangements contain various restrictions that could limit operating flexibility.

Our credit facility contains covenants and other restrictions that, among other things, require us to satisfy certain financial tests, maintain certain financial ratios and restrict our ability to incur additional indebtedness. The restrictions and covenants in our credit facility, and other future financing arrangements may limit our ability to respond to market conditions, provide for capital investment needs, pay dividends or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. Additionally, our exposure to rising interest rates subjects us to increased debt obligations with respect to existing floating rate debt during periods where such rates are in effect.

We are subject to foreign currency exchange risk.

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

Any hedging activities we engage in may only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can mitigate these risks.

Regulatory Risks

We may become subject to claims under foreign laws and regulations, which may be expensive, time-consuming and distracting.

Because we have employees, property and business operations outside of the U.S., we are subject to the laws and the court systems of many jurisdictions. We may become subject to claims outside the U.S. for violations or alleged violations of laws with respect to our current or future foreign operations. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time-consuming and distracting. As a result, any of these risks could significantly reduce our profitability and our ability to operate our businesses effectively.

Our obligations relating to environmental matters may exceed our expectations.

We are subject to laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances. We are investigating or remediating historical contamination at some current and former sites related to our prior manufacturing operations or the operations of businesses that we have acquired. The costs of investigating and remediating historical contamination may increase based on the findings of investigations and the effectiveness of remediation methods. In addition, the discovery of additional contamination at these or other sites could result in significant cleanup costs that could have a material adverse effect on our financial conditions and results of operations. Future changes to environmental laws could require us to incur significant additional expense.

We could, under some circumstances, also be held financially liable for or suffer other adverse effects due to environmental violations or contamination caused by prior owners of businesses we have acquired. In certain circumstances, our financial liability for cleanup costs takes into account agreements with an unrelated third party. Our liability for these costs could increase if the unrelated third party does not, or cannot, perform its obligations under those agreements. In addition, under some of the agreements through which we have sold real estate, we have retained responsibility for certain contingent environmental liabilities arising from pre-closing operations. These liabilities may not arise, if at all, until years after we sold these operations and could require us to incur significant additional expenses, which could materially adversely affect our results of operations and financial condition.

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

Our business subjects us to product liability claims, which could affect our reputation, revenue and profitability.

We face exposure to product liability claims if one of our products is alleged to have caused property damage, bodily injury or other adverse effects up to a defined self-insured loss limit per claim and maintain product liability insurance for claims above this self-insured level. If a product liability claim is brought against us, our revenue and profitability could be affected adversely as a result of negative publicity related to the claim, costs associated with any replacement of the product or expenses related to defending these claims. This could be true even if the claims themselves are ultimately settled for immaterial amounts. In addition, we may not be able to maintain product liability insurance on terms acceptable to us in the future. If the number of product liability claims we experience exceeds historical amounts, if we are unable to maintain product liability insurance or if our product liability claims exceed the amount of our insurance coverage, our results of operations and financial condition could be affected adversely.

Our business involves the potential for product recalls, which could affect our revenue and profitability.

The products that we sell are subject to various mandatory and voluntary standards. As a marketer and distributor of consumer products, we are subject to the Consumer Products Safety Act and the Federal Hazardous Substances Act, which empower the CPSC to seek to exclude from the market those products that are found to be unsafe or hazardous. In addition, the FDA and other governmental authorities regulate the development, manufacture, sale and distribution of certain of our products. Under certain circumstances, the CPSC, the FDA or other government agencies could require us to repair, replace or refund the purchase price of one or more of our products, or we may voluntarily do so. Any repurchases or recalls of our products could be costly to us and could damage our reputation or the value of our brands. If we are required to remove, or we voluntarily remove our products from the market, our reputation or brands could be tarnished, and we might have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the CPSC, the FDA or other applicable government agencies of a potential safety hazard can result in fines being assessed against us.

Additionally, laws regulating certain of our products exist in some states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Our results of operations are also susceptible to adverse publicity regarding the quality and safety of our products. In particular, product recalls may result in a decline in sales for a particular product.

Failure to comply with public health, consumer protection and other regulations could affect our reputation, revenue and profitability.

Some jurisdictions require that products be listed by UL, a not-for-profit organization that sets safety standards for products, or other similar recognized laboratories. We endeavor to design our products to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold. Failure to comply with such certification requirements could result in additional re-design expenses, fines, or product liability claims.

The Company’s good reputation is critical to the success of our business.

The Company has a strong reputation within our portfolio of trusted and well-known brands. Our customers’ and consumers’ perceptions of the Company and our brands as safe, reliable and of high quality are key to our continued success. Additionally, we have strategic alliances and licensing agreements with third-party brands, and our success also relies upon the reputation of these third-party brands. Failure to maintain our reputation and brand image could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Compliance with multiple, and potentially conflicting, international laws and regulations, including anti-corruption laws, may be difficult, burdensome or expensive.

We are subject to many statutes, ordinances, rules and regulations in the U.S. and elsewhere that, if violated by us or our affiliates, partners or vendors, could have a material adverse effect on our business. For example, we are required to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery, anti-corruption and anti-kickback laws adopted in many of the countries in which we do business which prohibit the Company from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business and also require maintenance of adequate record-keeping and internal accounting practices to accurately reflect transactions. Under the FCPA, companies operating in the U.S. may be held liable for actions taken by their strategic or local partners or representatives. If we do not properly implement and maintain practices and controls with respect to compliance with applicable anti-corruption, anti-bribery and anti-kickback laws, or if we fail to enforce those practices and controls properly, we may be held responsible for their actions and may become subject to regulatory sanctions, including administrative costs related to governmental and internal investigations, civil and criminal penalties, injunctions and restrictions on our business and capital raising activities, any of which could materially and adversely affect our business, results of operations and financial condition.

Government regulations could impose costly requirements on our business.

The FDA and other governmental authorities regulate the development, manufacture, sale and distribution of certain of our products, and failure to comply with all applicable rules and regulations may adversely impact us. For certain products in our Hamilton Beach Health® business, government regulations may require detailed inspection of, and controls over, research and development, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage and disposal practices. Failure to comply with any applicable laws or regulations could result in fines or revocation of our operating permits and licenses or, in rare circumstances, market withdrawal of the product.

We may also be dependent on receiving FDA and other governmental or third-party approvals prior to manufacturing, marketing and shipping certain new products in the future, which may be costly and time-consuming. We cannot be certain that any such products will receive FDA or other necessary approvals. Also, receipt of approval in one country does not guarantee approval by the FDA or any other foreign regulatory agency.

U.S. government trade actions could have a material adverse effect on our subsidiaries, financial position, and results of operation.

Over the past several years, the U.S. government has taken a number of trade actions that impact or could impact our operations, including imposing tariffs on certain goods imported into the United States. In addition, several governments, including the European Union, China and India, have imposed tariffs on certain goods imported from the United States. As the majority of our products are imported into the United States from China, many of our product lines are subject to the tariffs imposed under Section 301 of U.S. trade law that have been applied to separate lists of Chinese goods imported into the United States, beginning during the Trump Administration and continuing in the Biden Administration. The Section 301 tariffs on goods covered by lists 1, 2, 3 and 4a affect approximately 25% of our total purchases on an annualized basis. To date, the Biden Administration has effectively maintained and has continued to defend and to enforce these particular trade actions. We are continually evaluating the impact of the current and any possible new tariffs on our supply chain, costs, sales and profitability and are considering strategies to mitigate such impact, including reviewing sourcing options, filing requests for exclusion from the tariffs for certain product lines and working with our suppliers and customers. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. government or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.

Risks Related to Our Common Stock

The amount and frequency of dividend payments made on the Company’s common stock could change.

The Company’s Board of Directors (“Board”) has the authority to determine the amount and frequency of the payment of dividends. Decisions regarding whether or not to pay dividends and the amount of any dividends are based on earnings, capital, future expense requirements, financial conditions, contractual limitations, credit instruments and other factors our Board may consider. In addition, as a holding company, substantially all of our assets are held by our consolidated subsidiaries, and we primarily rely on dividends and other payments or distributions from our consolidated subsidiaries to meet our debt service and other obligations and to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization, which may limit our ability to pay dividends or make other payments. Accordingly, holders of our common stock should not rely on past payment of dividends in a particular amount as an indication of the amount of dividends, if any, that will be paid in the future.

Certain members of the Company’s extended founding family own a substantial amount of Class A Common and Class B Common, and if they were to act in concert, could control the outcome of director elections and other stockholder votes on significant actions.

Hamilton Beach Holding has two classes of common stock: Company Class A common stock (“Class A Common”) and Class B common stock (“Class B Common”). Holders of Class A Common are entitled to cast one vote per share and, as of December 31, 2023, accounted for approximately 22.14% of the voting power of the Company. Holders of Class B Common are entitled to cast ten votes per share and, as of December 31, 2023, accounted for the remaining voting power of the Company. As of December 31, 2023, certain members of the Company’s extended founding family held approximately 32.34% of Class A Common and 92.99% of Class B Common. On the basis of this common stock ownership, certain members of the Company’s extended founding family could exercise 79.56% of the Company’s total voting power. Although there is no voting agreement among such family members, in writing or otherwise, if they were to act in concert, they would exert significant control over the outcome of director elections and other stockholder votes on significant actions, such as certain amendments to the Company’s amended and restated certificate of incorporation and sale of the Company or substantially all of its assets. Because such family members could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

The Company is subject to various cybersecurity risks that could impact our systems and our ability to operate. We have developed processes to assess, identify and manage our risks related to cybersecurity threats which are incorporated into the Company’s overall risk management process. On an ongoing basis we utilize threat prevention systems to monitor, block and protect our information technology systems which are monitored continuously by trained security personnel. Our process to prevent cybersecurity incidents involves layered security architecture to protect our networks, end-user devices, servers, and cloud solutions. On a regular basis, we conduct phishing email simulations and provide training resources to our employees. We have an Incident Response Plan to outline our process to manage cybersecurity threats and incidents. We utilize industry recognized security and compliance experts for regular security assessments. In order to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers, we review their compliance against internationally recognized standards.

As of the filing of this Form 10-K, we are not aware of any cyber attacks that have occurred since the beginning of 2023 that have materially affected, or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We describe whether any risks from cybersecurity threats, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “The Company’s business could suffer if information technology systems are disrupted, cease to operate effectively or become subject to a cybersecurity breach” included within our risk factor disclosures in Item 1A. Risk Factors of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Governance

Cybersecurity is among our Board’s oversight priorities. Through their oversight role, the Board has allocated oversight of cybersecurity risk to our Audit Review Committee of the Board. Our Audit Review Committee plays a vital role in our cybersecurity risk management process and regularly reviews the Company’s cybersecurity and other information technology risks, controls and procedures. At multiple points throughout the year, management provides the Audit Review Committee with updates to our cybersecurity risk management process and our security monitoring and protection systems. The Audit Review Committee is kept informed of new security solutions planned for deployment. As part of their regular review of reports from management, the Audit Review Committee regularly reports cybersecurity risk updates to the Board, which enables the Board to incorporate the insights of such reports into its overall risk oversight analysis.

Our cybersecurity risk management processes are led by our VP, IT Business Solutions who has over 22 years of experience in various roles involving managing information systems and cybersecurity functions and developing cybersecurity strategies. Through these roles the VP, IT Business Solutions has implemented information technology security and privacy policies across multiple infrastructure and application platforms and led identity and access management. In order to enable the Company to prevent, detect, mitigate and remediate cybersecurity incidents, our security monitoring and protection systems are continuously monitored. The VP, IT Business Solutions is kept informed in accordance with our Incident Response Plan and reports matters to the Audit Review Committee as necessary. Additionally, we have a Cyber Security Task Force in place that is comprised of individuals across our various departments within our organization including information systems, legal, finance, internal audit, sales and marketing, engineering and supply chain teams which meets regularly to further advance our cybersecurity strategy.

Item 2. PROPERTIES
The following table presents the principal distribution and office facilities owned or leased:

Owned/
Facility Location	Leased	Function(s) (3)
Glen Allen, Virginia	Leased	Corporate headquarters
Geel, Belgium	(1)	Distribution center
Shenzhen, People’s Republic of China	(1)	Distribution center
Mexico City, Mexico	Leased	Mexico sales and administrative headquarters
Belleville, Ontario, Canada	Leased	Distribution center
Southern Pines, North Carolina	Owned	Service center for customer returns; parts distribution center; call center
Shenzhen, People’s Republic of China	Leased	Administrative office
Markham, Ontario, Canada	Leased	Canada sales and administration headquarters
Shanghai, People’s Republic of China	Leased	Sales office
Tultitlan, Mexico	(1)	Distribution center
Byhalia, Mississippi	Leased	Distribution centers (2)
(1)This facility is not owned or leased by HBB. This facility is managed by a third-party distribution provider.
(2)The Company leases two distribution facilities in Byhalia, Mississippi
(3)Sales offices are also leased in several cities in the U.S., Canada and Mexico.

Item 3. LEGAL PROCEEDINGS

The information required by this Item 3 is set forth in Note 10 “Contingencies” included in our Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common is traded on the New York Stock Exchange under the ticker symbol “HBB.” Because of transfer restrictions, no trading market has developed, or is expected to develop, for our Class B Common. The Class B Common is convertible into Class A Common on a one-for-one basis.
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
As of March 1, 2024, there were 773 Class A Common stockholders of record and 746 Class B Common stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2023, our Board approved a stock repurchase program for the purchase of up to $25 million of our Class A Common outstanding starting January 1, 2024 and ending December 31, 2025. Our previously authorized share buyback program was approved by our Board in February 2022 for the purchase of up to $25 million of our Class A Common outstanding starting February 22, 2022 and ending December 31, 2023.

During the years ended December 31, 2023 and 2022, we repurchased 250,772 and 261,049 shares for an aggregate purchase price of $3.1 million and $3.0 million, respectively. There were no share repurchases during the year ended December 31, 2021. During the fourth quarter of 2023, we repurchased 111,123 shares for an aggregate purchase price of $1.6 million.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 October 1 to 31, 2023	19,769	$12.14	19,769	$20,310,913
Month #2 November 1 to 30, 2023	44,800	$13.99	44,800	$19,684,324
Month #3 December 1 to 31, 2023	46,554	$15.83	46,554	$18,947,187
	111,123	$14.43	111,123	$18,947,187

Item 6. RESERVED

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The following discussion and analysis focuses on our financial results for the years ended December 31, 2023 and 2022 and year-to-year comparisons between these years. A discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities (if any). Actual results could differ from those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition: Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenue. At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promised good or service that is distinct. We have elected to account for shipping and handling activities performed after a customer obtains control of the goods as activities to fulfill the promise to transfer the goods, and therefore these activities are not assessed as a separate service to customers. The amount of revenue recognized varies primarily with price concessions and changes in returns. We offer price concessions to our customers for incentive offerings, special pricing agreements, price competition, promotions or other volume-based arrangements. We determine whether price concessions offered to our customers are a reduction of the transaction price and revenue or are advertising expense, depending on whether we receive a distinct good or service from our customers and, if so, whether we can reasonably estimate the fair value of that distinct good or service. We evaluated such agreements with our customers and determined they should be accounted for as variable consideration.

To estimate variable consideration, we apply both the expected value method and most likely amount method based on the form of variable consideration, according to which method would provide the better prediction. The expected value method involves a probability weighted determination of the expected amount, whereas the most likely amount method identifies the single most likely outcome in a range of possible amounts.

We monitor our estimates of variable consideration, which includes returns and price concessions, and periodically make adjustments to the carrying amounts as appropriate. During 2023, there were no material adjustments to the aforesaid estimates and our past results of operations have not been materially affected by a change in these estimates. Although there can be no assurances, we are not aware of any circumstances that would be reasonably likely to materially change these estimates in the future.

Retirement Benefit Plans: We maintain two defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. Our policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations. The defined benefit pension plan assets consist primarily of government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Historically, we employed a total return on investment approach whereby a mix of equities and fixed income investments were used to maximize the long-term return of plan assets for a prudent level of risk. During 2022, our Board approved the termination of our U.S. defined benefit pension plan (the “Plan”) with an effective date of September 30, 2022. The termination process is still ongoing and is expected to be completed in 2024. In light of the Plan termination process, volatility in the market and the funding status, the Plan transferred a significant portion of its assets to lower risk investments in 2022 to move towards a liability driven investing strategy whereby the assets are primarily fixed income investments. The fixed income investments that were chosen under this strategy, while not precisely the same, are meant to parallel the investments selected in determining the discount rate used to calculate our pension liability.

For the Non-U.S. Plan, the expected long-term rate of return on defined benefit plan assets reflects our expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. In establishing the expected long-term rate of return assumption for plan assets, we consider the historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans as well as a forward-looking rate of return. The historical and forward-looking rates of return are used to determine our estimated rate of return assumption.

Expected returns for the U.S. pension plan are based on a calculated market-related value for U.S. pension plan assets. Expected returns for the non-U.S. pension plan are based on fair market value for non-U.S. pension plan assets. Under this methodology, asset gains and losses resulting from actual returns that differ from our expected returns which are recognized ratably in the market-related value of assets over three years.

The basis for the selection of the discount rate for each plan is determined by matching the timing of the payment of the expected obligations under the defined benefit plans against the corresponding yield of high-quality corporate bonds of equivalent maturities.

Changes to the estimate of any of these factors could result in a change to our pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2023 assumptions are used to calculate 2024 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2024 of approximately $0.3 million for the plans. A one percentage-point change in the discount rate would result in a change in pension expense for 2024 of less than $0.1 million. A one percentage-point increase in the discount rate would have lowered the plans’ projected benefit obligation as of the end of 2023 by approximately $1.0 million; while a one percentage-point decrease in the discount rate would have raised the plans’ projected benefit obligation as of the end of 2023 by approximately $1.1 million.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
RESULTS OF OPERATIONS

Our results of operations were as follows for the years ended December 31:

2023 Compared with 2022

	Year Ended December 31
	2023	% of Revenue	2022	% of Revenue	$ Change	% Change
Revenue	$625,625	100.0%	$640,949	100.0%	$(15,324)	(2.4)%
Cost of sales	481,949	77.0%	511,835	79.9%	(29,886)	(5.8)%
Gross profit	143,676	23.0%	129,114	20.1%	14,562	11.3%
Selling, general and administrative expenses	108,395	17.3%	90,120	14.1%	18,275	20.3%
Amortization of intangible assets	200	—%	200	—%	—	—%
Operating profit (loss)	35,081	5.6%	38,794	6.1%	(3,713)	(9.6)%
Interest expense, net	3,000	0.5%	4,589	0.7%	(1,589)	(34.6)%
Other expense (income), net	385	0.1%	1,776	0.3%	(1,391)	(78.3)%
Income (loss) before income taxes	31,696	5.1%	32,429	5.1%	(733)	(2.3)%
Income tax expense	6,454	1.0%	7,162	1.1%	(708)	(9.9)%
Net income (loss)	25,242	4.0%	25,267	3.9%	(25)	(0.1)%

Effective income tax rate	20.4%	22.1%

The following table identifies the components of the change in revenue for 2023 compared with 2022:

Revenue
2022	$640,949
(Decrease) increase from:
Unit volume and product mix	9,527
Foreign currency	3,254
Average sales price	(28,105)
2023	$625,625

Revenue - Revenue decreased $15.3 million, or 2.4% over the prior year due primarily to lower average selling price. Revenue decreased in the U.S., Canadian, and Latin American Consumer markets. Partially offsetting these revenue decreases was an increase in the Mexican Consumer market. The Global Commercial market had decreased revenue compared to 2022, when revenue grew 50% due to a continued strong rebound in the food service and hospitality industries from pandemic-driven demand softness, as well as the Company's new products, line extensions and sales initiatives.

Gross profit - Gross profit margin increased to 23.0% in the current year compared to 20.1% in the prior year due to lower product costs and favorable product mix.

Selling, general and administrative expenses - Selling, general and administrative expenses increased $18.3 million due primarily to the $10.0 million insurance recovery recognized during the first quarter of 2022 which did not recur. Additionally, there was an increase in employee-related costs in the current year that was partially offset by a decrease in outside services.

Interest expense - Interest expense, net decreased $1.6 million due to decreased average borrowings outstanding under the HBB Facility, partially offset by higher interest rates.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Other expense (income), net - Other expense (income), net decreased $1.4 million. In 2023, other expense (income), net includes currency gains of $0.3 million in the current year compared to currency losses of $1.9 million in 2022. This decrease is driven by the liquidation of the Brazilian subsidiary, which resulted in $2.1 million of accumulated other comprehensive losses being released into other expense (income), net during the first quarter of 2022. Additionally, during 2022, we recorded a $0.3 million pension settlement charge which did not recur.

Income tax expense - The effective tax rate on income was 20.4% and 22.1% for the twelve months ended December 31, 2023 and 2022, respectively. The effective tax rate was lower for the twelve months ended December 31, 2023 due to the favorable impact of foreign operations in the current year.
LIQUIDITY AND CAPITAL RESOURCES

Our cash flows are provided by dividends paid or distributions made by HBB. The only material assets held by us are the investment in our consolidated subsidiary. As a result, certain statutory limitations or regulatory or financing agreements could affect the levels of distributions allowed to be made by its subsidiary. We have not guaranteed any of the obligations of HBB.

Our principal sources of cash to fund liquidity needs are: (1) cash generated from operations and (2) borrowings available under the HBB Facility. Our primary use of funds consists of working capital requirements, operating expenses, payment of dividends, repurchase of shares, capital expenditures and payments of principal and interest on debt. As of December 31, 2023, we had cash and cash equivalents of $15.4 million, compared to $0.9 million as of December 31, 2022. We believe our liquidity and access to capital markets will be adequate to fund our cash requirements for the next 12 months and for the foreseeable future.

The Company has an agreement with a third-party administrator to provide an accounts payable tracking system which facilitates a participating supplier’s ability to monitor and voluntarily elect to sell payment obligations owed by the Company to the designated third-party financial institution. Participating suppliers can sell one or more of the Company’s payment obligations at their sole discretion. The Company has no economic interest in a supplier’s decision to sell one or more of its payment obligations. The Company’s rights and obligations with respect to such payment obligations, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to sell amounts under these arrangements. The agreement has a limit of $60.0 million in payment obligations ($85.0 million during peak season from August to January). There is no requirement to provide assets pledged as security or other forms of guarantees under the agreement. The Company pays the third-party administrator based upon the original payment terms negotiated with participating suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of December 31, 2023 and 2022, the Company has $55.0 million and $23.3 million, respectively, in outstanding payment obligations that are presented in Accounts payable on the Consolidated Balance Sheets. Of these totals, the third-party financial institution has made payments to participating suppliers to settle $48.9 million and $23.3 million, respectively, of our outstanding payment obligations.

We do not rely on the supplier finance program as a means to manage our cash flow, as our payment terms to the third-party financial institution are the same as our terms to our participating suppliers. Therefore, we do not face a material risk if any party terminates the agreement. Our participation has not had a material impact on our Consolidated Balance Sheets, Statement of Cash Flows or liquidity.

The following table presents selected cash flow information:

	Year Ended December 31
	(In thousands)
	2023	2022
Net cash provided by (used for) operating activities	$88,636	$(3,418)
Net cash provided by (used for) investing activities	$(5,174)	$(2,279)
Net cash provided by (used for) financing activities	$(70,072)	$5,575

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
December 31, 2023 Compared with December 31, 2022

    Operating activities - Net cash provided by operating activities was $88.6 million compared to cash used for operating activities of $3.4 million in 2022 primarily due to our focus on net working capital improvement. Net working capital provided cash of $49.5 million in 2023 compared to a use of cash of $39.0 million in 2022. Net cash provided by accounts payable was $37.5 million in 2023 compared to $69.9 million used in 2022. Net cash provided by inventory was $30.8 million in 2023 compared to $26.4 million provided in 2022. Trade receivables used net cash of $18.8 million during 2023 compared to $4.5 million provided in the prior year due to timing of collections.

    Investing activities - Net cash used for investing activities increased in 2023 compared to 2022 related to $1.6 million in secure loan payments made to HealthBeacon and internal-use software development costs.

    Financing activities - Net cash used for financing activities was $70.1 million in 2023 compared to cash provided by financing activities of $5.6 million in 2022. The change is due to our focus on net working capital improvement and a significant reduction in borrowings outstanding on the HBB Facility.

Capital Resources

The HBB Facility expires in June 2025. We expect to continue to borrow against the facility and make voluntary repayments within the next twelve months. Repayment of the HBB Facility is due on June 30, 2025, therefore all borrowings are classified as long term debt as of December 31, 2023. The obligations under the HBB Facility are secured by substantially all of HBB’s assets.

As of December 31, 2023, the borrowing base under the HBB Facility was $148.1 million and borrowings outstanding were $50.0 million. As of December 31, 2023, the excess availability under the HBB Facility was $98.1 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, Secured Overnight Financing Rate (SOFR) or bankers’ acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2023, for base rate loans and SOFR loans denominated in U.S. dollars were 0.00% and 1.55%, respectively. The applicable margins, effective December 31, 2023, for base rate loans and bankers’ acceptance loans denominated in Canadian dollars were 0.00% and 1.55%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the year ended December 31, 2023 was 4.25%, including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends, subject to achieving availability thresholds. Dividends are not to exceed $7.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $18.0 million. Dividend amounts are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $30.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. As of December 31, 2023, we were in compliance with all financial covenants in the HBB Facility.

We maintain an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Contractual Obligations, Contingent Liabilities and Commitments

Following is a table which summarizes the contractual obligations of Hamilton Beach Holding as of December 31, 2023:

	Payments Due by Period
Contractual Obligations	Total	2024	2025	2026	2027	2028	Thereafter

Revolving credit agreements	$50,000	$—	$50,000	$—	$—	$—	$—
Variable interest payments on HBB Facility	3,537	2,474	1,063	—	—	—	—
Purchase and other obligations	214,549	214,364	62	54	69	—	—
Operating lease obligations	59,769	8,306	6,517	5,970	5,677	5,519	27,780
Finance lease obligations	414	92	92	92	91	47	—
Total contractual cash obligations	$328,269	$225,236	$57,734	$6,116	$5,837	$5,566	$27,780

Our variable interest payments are calculated based upon our anticipated payment schedule and the December 31, 2023 base rate and applicable margins, as defined in the HBB Facility. A 0.25% increase in the base rate would increase our estimated total annual interest payments on the HBB Facility by approximately $0.3 million.

Our purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.

An event of default, as defined in the HBB Facility and in our operating and finance lease agreements, could cause an acceleration of the payment schedule. No such event of default for us has occurred or is anticipated to occur.

Given the funded status of the two defined benefit pension plans, we do not expect to contribute to the pension plans in 2024. Pension benefit payments are made from assets of the pension plans.

Off Balance Sheet Arrangements

We have not entered into any off balance sheet financing arrangements.

Recently Issued and Adopted Accounting Standards

Refer to Note 1 to the consolidated financial statements for discussion of recently issued and adopted accounting standards.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
FORWARD-LOOKING STATEMENTS

The statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include, without limitation: (1) uncertain or unfavorable global economic conditions and impacts from global military conflicts; (2) the Company’s ability to source and ship products to meet anticipated demand; (3) the Company’s ability to successfully manage constraints throughout the global transportation supply chain; (4) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances; (5) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers; (6) bankruptcy of or loss of major retail customers or suppliers; (7) changes in costs, including transportation costs, of sourced products; (8) delays in delivery of sourced products; (9) changes in or unavailability of quality or cost effective suppliers; (10) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which the Company operates or buys and/or sells products; (11) the impact of tariffs on customer purchasing patterns; (12) product liability, regulatory actions or other litigation, warranty claims or returns of products; (13) customer acceptance of, changes in costs of or delays in the development of new products; (14) increased competition, including consolidation within the industry; (15) changes in customers’ inventory management strategies; (16) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of the Company’s products; (17) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation; (18) the Company’s ability to identify, acquire or develop, and successfully integrate, new businesses or new product lines; and (19) other risk factors, including those described in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, this Annual Report on Form 10-K. Furthermore, the future impact of unfavorable economic conditions, including inflation, changing interest rates, availability of capital markets and consumer spending rates remains uncertain. In uncertain economic environments, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, results of operations, cash flows and financial position.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We enter into certain financing arrangements that require interest payments based on floating interest rates. As such, our financial results are subject to changes in the market rate of interest. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of its floating rate financing arrangements. We do not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate.

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. We assume that a loss in fair value is an increase to its liabilities. The fair value of our interest rate swap agreements was a receivable of $4.0 million as of December 31, 2023. A hypothetical 10% relative decrease in interest rates would cause a decrease of $0.2 million in the fair value of interest rate swap agreements and the resulting fair value would be a receivable of $3.8 million. Additionally, a hypothetical 10% relative increase in interest rates would cause an increase of $0.2 million in the fair value of interest rate swap agreements and the resulting fair value would be a receivable of $4.2 million. Neither would have a material impact to our interest expense, net of $3.0 million as of December 31, 2023.

FOREIGN CURRENCY EXCHANGE RATE RISK

We operate internationally through our foreign operating subsidiaries and enter into transactions denominated in foreign currencies, principally the Canadian dollar, the Mexican peso and, to a lesser extent, the Chinese yuan and Brazilian real. As such, our financial results are subject to the variability that arises from exchange rate movements. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenue, expenses, assets and liabilities. The potential impact of currency fluctuation increases as international expansion increases.

We use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require us to buy or sell the functional currency in which the applicable subsidiary operates and buy or sell U.S. dollars at rates agreed to at the inception of the contracts.

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. We assume that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of our foreign currency exchange contracts was a net payable of $0.5 million as of December 31, 2023. Assuming a hypothetical 10% weakening of the U.S. dollar as of December 31, 2023, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $2.5 million compared with its fair value as of December 31, 2023.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the two-year period ended December 31, 2023 that would require disclosure pursuant to this Item 9.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As required by Exchange Act Rule 13a-15(b), Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that it maintained effective internal control over financial reporting as of December 31, 2023. The Company’s effectiveness of internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.

Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting identified during the fourth quarter of 2023, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None of the Company's directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended December 31, 2023.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our Directors will be set forth in the 2024 Proxy Statement under the subheadings “Part II — Proposals To Be Voted On At The 2024 Annual Meeting — Proposal 1 — Election of Directors — Director Nominee Information,” which information is incorporated herein by reference.

Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2024 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Board Committees,” and “Part I — Corporate Governance Information — Description of Committees,” which information is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers and holders of more than ten percent of the Company’s equity securities will be set forth in the 2024 Proxy Statement under the subheading “Part IV — Other Important Information — Delinquent Section 16(a) Reports,” which information is incorporated herein by reference.

Information regarding our executive officers is included in this Form 10-K under the subheading “Information about our Executive Officers” of Part I.

We have adopted a code of business conduct and ethics applicable to all Company personnel, including the principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions. The code of business conduct and ethics, entitled the “Code of Corporate Conduct,” is posted on our website at www.hamiltonbeachbrands.com/investors/corporate-governance. If we make any amendments to, or grant any waiver from, the code that are required to be disclosed pursuant to the Securities Exchange Act of 1934, we will make such disclosure on our website.

Item 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation will be set forth in the 2024 Proxy Statement under the headings “Part III — Executive Compensation Information” which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
     STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2024 Proxy Statement under the subheading “Part IV — Other Important Information — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions will be set forth in the 2024 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Review and Approval of Related Person Transactions,” which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services will be set forth in the 2024 Proxy Statement under the heading “Part II — Proposals To Be Voted On At The 2024 Annual Meeting — Proposal 4 — Ratification of the Appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for 2024,” which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Documents that are filed as part of this report
The response to Item 15(a)(1) is set forth beginning at page F-1 of this Form 10-K.
(a)(2) Financial Statement Schedules
The response to Item 15(a)(2) is set forth beginning at page F-35 of this Form 10-K.
(a)(3) and (b) Exhibits required by Item 601 of Regulation S-K

The response to Item 15(a)(3) and (b) is set forth as follows:

(3) Articles of Incorporation and By-laws.

3.1
Amended and Restated Certificate of Incorporation of Hamilton Beach Brands Holding Company is incorporated by reference to Exhibit 3.1 to Hamilton Beach Brands Holding Company’s Registration Statement on Form 8-A, filed by the Company on September 22, 2017, Commission File Number 000-55845.

3.2
Amended and Restated Bylaws of Hamilton Beach Brands Holding Company are incorporated by reference to Exhibit 3.2 to Hamilton Beach Brands Holding Company’s Registration Statement on Form 8-A, filed by the Company on September 22, 2017, Commission File Number 000-55845.

(4) Instruments defining the rights of security holders, including indentures.

4.1
Specimen of Hamilton Beach Brands Holding Company Class A Common Stock certificate is incorporated by reference to Exhibit 4.1 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

4.2
Specimen of Hamilton Beach Brands Holding Company Class B Common Stock certificate is incorporated by reference to Exhibit 4.2 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

4.3	Description of the Company's Securities is attached hereto as Exhibit 4.3.

(10) Material Contracts.

10.1
Stockholders’ Agreement, dated as of September 29, 2017, by and among the Participating Stockholders’ (as defined therein), Hamilton Beach Brands Holding Company, and the Depository (as defined therein) is incorporated by reference to Exhibit 10.4 to Hamilton Beach Brands Holding Company’s Current Report on Form 8-K, filed by the Company on October 4, 2017, Commission File Number 001-38214.

10.2
Amendment to Stockholders’ Agreement, dated as of February 24, 2020, by and among the Depository, Hamilton Beach Brands Holding Company, the new Participating Stockholders identified on the signature pages thereto and the Participating Stockholders under the Stockholders’ Agreement, dated as of September 29, 2017, as amended, by and among the Participating Stockholders, Hamilton Beach Brands Holding Company and the Depository is incorporated by reference to Exhibit 10.38 to Hamilton Beach Brands Holding Company’s Annual Report on Form 10-K/A, filed by the Company on July 24, 2020, Commission File Number 001-38214.

10.3
Amendment to Stockholders’ Agreement, dated as of December 21, 2020, by and among the Depository, Hamilton Beach Brands Holding Company, the new Participating Stockholders identified on the signature pages thereto and the Participating Stockholders under the Stockholders’ Agreement, dated as of September 29, 2017, as amended, by and among the Participating Stockholders, Hamilton Beach Brands Holding Company and the Depository is incorporated by reference to Exhibit 19 filed with Amendment No. 4 to the Statement on Schedule 13D, filed by the reporting persons named therein on February 12, 2021, Commission File Number 005-90132.

10.4
Amendment to Stockholders’ Agreement, dated as of February 11, 2022, by and among the Depository, Hamilton Beach Brands Holding Company, the new Participating Stockholders identified on the signature pages thereto and the Participating Stockholders under the Stockholders’ Agreement, dated as of September 29, 2017, as amended, by and among the Participating Stockholders, Hamilton Beach Brands Holding Company and the Depository is incorporated by reference to Exhibit 18 filed with Amendment No. 2 to the Statement on Schedule 13D, filed by the reporting persons named therein on February 11, 2022, Commission File Number 005-90132.

10.5
Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger and Sole Lead Book runner, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc. (as US Borrower), and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower), as Borrowers, dated as of May 31, 2012 is incorporated by reference to Exhibit 10.1 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed by NACCO Industries, Inc. on June 6, 2012, Commission File Number 001-09172.

10.6
Amended and Restated Guaranty and Security Agreement, dated as of May  31, 2012, among Hamilton Beach Brands, Inc. and Hamilton Beach, Inc., as Grantors, and Wells Fargo Bank, National Association, as Administrative Agent is incorporated by reference to Exhibit 10.2 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed by NACCO Industries, Inc. on June 6, 2012, Commission File Number 001-09172.

10.7
Amended and Restated Canadian Guarantee and Security Agreement, dated as of May  31, 2012, among Hamilton Beach Brands Canada, Inc., as Grantor, and Wells Fargo Bank, National Association, as Administrative Agent is incorporated by reference to Exhibit 10.3 to the NACCO Industries, Inc.’s Current Report on Form 8-K, filed by NACCO Industries, Inc. on June 6, 2012, Commission File Number 001-09172.

10.8
Amendment No. 1 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as US Borrower), and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower), as Borrowers, dated as of July 29, 2014 is incorporated by reference to Exhibit 10.1 to NACCO Industries, Inc.’s Quarterly Report on Form 10-Q, filed by NACCO Industries, Inc. on July 30, 2014, Commission File Number 001-09172.

10.9
Amendment No. 2 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as US Borrower), and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower), as Borrowers, dated as of November 20, 2014 is incorporated by reference to Exhibit 10.66 to NACCO Industries, Inc.’s Annual Report on Form 10-K, filed by NACCO Industries, Inc. on March 9, 2015, Commission File Number 001-09172.

10.10
Amendment No. 3 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as Parent), and Weston Brands, LLC (as Weston) (collectively referred to as US Borrowers), and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower), dated December 23, 2015 is incorporated by reference to Exhibit 10.72 to NACCO Industries, Inc.’s Annual Report on Form 10-K, filed by NACCO Industries, Inc. on March 2, 2016, Commission File Number 001-09172.

10.11
Amendment No. 4 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as Parent), and Weston Brands, LLC (as Weston) (collectively referred to as US Borrowers), and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower), dated June 30, 2016 is incorporated by reference to Exhibit 10.1 to NACCO Industries, Inc.’s Quarterly Report on Form 10-Q, filed by NACCO Industries, Inc. on August 2, 2016, Commission File Number 001-09172.

10.12
Amendment No. 5 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as Parent), and Weston Brands, LLC (as Weston) (collectively referred to as US Borrowers), and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower), dated September 13, 2017 is incorporated by reference to Exhibit 10.29 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

10.13
Amendment No. 6 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc., as Parent, and Weston Brands, LLC, as US Borrowers, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated May 14, 2018 is incorporated by reference to Exhibit 10.1 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on August 1, 2018, Commission File Number 001-38214.

10.14
Amendment No. 7 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as US Borrower), and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower), as Borrowers, dated as of May 15, 2020 is incorporated by reference to Exhibit 10.2 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on July 24, 2020, Commission File Number 001-38214.

10.15
Amendment No. 8 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc., as Parent and U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated November 23, 2020 is incorporated by reference to Exhibit 10.39 to Hamilton Beach Brands Holding Company’s Current Report on Form 8-K, filed by the Company on November 23, 2020, Commission File Number 001-38214.

10.16
Amendment No. 9 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc., as Parent and U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated April 9, 2021 is incorporated by reference to Exhibit 10.1 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on May 5, 2021, Commission File Number 001-38214.

10.17
Amendment No. 10 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated September 17, 2021 is incorporated by reference to Exhibit 10.1 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on November 3, 2021, Commission File Number 001-38214.

10.18
Amendment No. 11 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated June 28, 2022 is incorporated by reference to Exhibit 10.2 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on August 3, 2022, Commission File No. 001-38214.

10.19
Amendment No. 12 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated August 15, 2022 is incorporated by reference to Exhibit 10.1 to Hamilton Beach Brands Holding Company’s Current Report on Form 8-K, filed by the Company on August 18, 2022, Commission File No. 001-38214.

10.20
Consent regarding the Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc., as U.S. Borrower, and Hamilton Beach Brands Canada, Inc., as Canadian Borrower, dated November 15, 2022 is incorporated by reference to Exhibit 10.1 to Hamilton Beach Brands Holding Company’s Current Report on Form 8-K, filed by the Company on November 15, 2022, Commission File Number 001-38214.

10.21*
The Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan (Effective January 1, 2014) is incorporated by reference to Exhibit 10.1 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed by NACCO Industries, Inc. on May 9, 2014, Commission File Number 001-09172.

10.22*
Amendment No. 1 The Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan (Effective January 1, 2014) is incorporated by reference to Exhibit 10.32 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

10.23*
Amendment No. 2 to the Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan, dated as of March 1, 2014 is incorporated by reference to Exhibit 10.3 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on October 30, 2018, Commission File Number 001-38214.

10.24*
Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2015) is incorporated by reference to Exhibit 10.2 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed by NACCO Industries, Inc. on May 18, 2015, Commission File Number 001-09172.

10.25*
Amendment No. 1 to Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2015) is incorporated by reference to Exhibit 10.31 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

10.26*
Amendment No. 2 to the Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan, dated as of March 1, 2015 is incorporated by reference to Exhibit 10.2 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on October 30, 2018, Commission File Number 001-38214.

10.27*
Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan (Effective September 29, 2017) is incorporated by reference to Exhibit 10.34 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

10.28*
Form of Cashless Exercise Award Agreement for the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan is incorporated by reference to Exhibit 10.36 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

10.29*
Form of Non-Cashless Exercise Award Agreement for the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan is incorporated by reference to Exhibit 10.37 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

10.30*
Amendment No. 1 to the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, dated as of September 29, 2017 is incorporated by reference to Exhibit 10.1 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on October 30, 2018, Commission File Number 001-38214.

10.31*
Amended and Restated Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, dated as of March 1, 2020 is incorporated by reference to Appendix A of Hamilton Beach Brands Holding Company’s Definitive Proxy Statement on Form DEF 14A, filed by the Company on March 26, 2020, Commission File Number 001-38214.

10.32*
Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, amended and restated effective March 1, 2022 is incorporated by reference to Exhibit 4.4 to the Hamilton Beach Brands Holding Company’s Registration Statement on Form S-8, filed by the Company on May 18, 2022, Commission File Number 333-265031.

10.33*
Form of Cashless Exercise Award Agreement for the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan is incorporated by reference to Exhibit 10.2 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on May 5, 2021, Commission File Number 001-38214.

10.34*
Hamilton Beach Brands Holding Company Supplemental Executive Long-Term Incentive Bonus Plan (Effective September 29, 2017) is incorporated by reference to Exhibit 10.38 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

10.35*
Form of Award Agreement for the Hamilton Beach Brands Holding Company Supplemental Executive Long-Term Incentive Bonus Plan is incorporated by reference to Exhibit 10.39 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

10.36*
Hamilton Beach Brands Holding Company Non-Employee Director’s Equity Compensation Plan (Effective September 29, 2017) is incorporated by reference to Exhibit 10.35 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

10.37*
Hamilton Beach Brands Holding Company Non-Employee Directors’ Equity Compensation Plan (Amended and Restated Effective May 18, 2021) is incorporated by reference to Exhibit 10.1 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on August 4, 2021, Commission File Number 001-38214 .

10.38*
The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January 1, 2015) is incorporated by reference to Exhibit 10.71 to NACCO Industries, Inc.’s Annual Report on Form 10-K, filed by NACCO Industries, Inc. on March 9, 2015, Commission File Number 001-09172.

10.39*
Amendment No. 1 to The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January 1, 2015) is incorporated by reference to Exhibit 10.77 to NACCO Industries, Inc.’s Annual Report on Form 10-K, filed by NACCO Industries, Inc. on March 2, 2016, Commission File Number 001-09172.

10.40*
Amendment No. 2 to The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January 1, 2015) is incorporated by reference to Exhibit 10.33 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

10.41*
Consulting Agreement, dated as of December 14, 2018 between Alfred M. Rankin, Jr. and Hamilton Beach Brands Holding Company, effective January 1, 2019 is incorporated by reference to Exhibit 99 of Hamilton Beach Brands Holding Company’s Current Report on Form 8-K, filed by the Company on December 28, 2018, Commission File Number 001-38214.

(21) Subsidiaries of the registrant.

21.1	A list of the subsidiaries of the Company is attached hereto as Exhibit 21.

(23) Consents of experts and counsel.

23.1	Consent of Ernst & Young LLP.

(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Gregory H. Trepp pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).
31(i)(2)	Certification of Sally M. Cunningham pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).

(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Gregory H. Trepp and Sally M. Cunningham

(97) Policy relating to recovery of erroneously awarded compensation

97.1	Policy relating to recovery of erroneously awarded compensation

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hamilton Beach Brands Holding Company
(Registrant)

	Signature	Title	Date
By:	/s/ Sally M. Cunningham	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)	March 6, 2024
Sally M. Cunningham

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory H. Trepp
Gregory H. Trepp	Chief Executive Officer (Principal Executive Officer), Director	March 6, 2024

/s/ Sally M. Cunningham
Sally M. Cunningham	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)	March 6, 2024

/s/ Mark R. Belgya
Mark R. Belgya	Director	March 6, 2024

/s/ J.C. Butler, Jr.
J.C. Butler, Jr.	Director	March 6, 2024

/s/ Paul D. Furlow
Paul D. Furlow	Director	March 6, 2024

/s/ John P. Jumper
John P. Jumper	Director	March 6, 2024

/s/ Dennis W. LaBarre
Dennis W. LaBarre	Director	March 6, 2024

/s/ Michael S. Miller
Michael S. Miller	Director	March 6, 2024

/s/ Alfred M. Rankin, Jr.
Alfred M. Rankin, Jr.	Director	March 6, 2024

Signature	Title	Date

/s/ Thomas T. Rankin
Thomas T. Rankin	Director	March 6, 2024

/s/ James A. Ratner
James A. Ratner	Director	March 6, 2024

/s/ Clara R. Williams
Clara R. Williams	Director	March 6, 2024

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2023

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hamilton Beach Brands Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Beach Brands Holding Company (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2023, and the related notes and Financial Statement Schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2024 expressed an unqualified opinion thereon.

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
As described in Notes 1 and 9 to the consolidated financial statements, the Company offers price concessions to certain of its customers, which results in variable consideration. The Company recognizes a reduction to revenue and a corresponding accrual for price concessions as the related products are sold based on the estimated amount of customer sales incentives to be deducted by trade customers. This estimate is made by applying either the expected value method or most likely amount method according to which method would provide the better prediction.

Auditing the valuation of the customer price concession accrual was complex and involved especially challenging judgment because the calculation involves subjective management assumptions about estimates of expected price concessions. For example, the adjustment to the price concession accrual reflects management’s assumptions about future deductions to be taken by customers which is subjective in nature as it relies upon retrospective analysis of price concessions claimed by customers and management’s knowledge of its customer base, and changes in those assumptions can have a material effect on the customer price concession accrual.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls that address the risk of material misstatement relating to the customer price concession accrual. For example, we tested controls over management’s review of adjustments to the customer price concession accrual, as well as their review of significant assumptions such as the amount of future deductions to be taken by customers. We also tested controls over the completeness and accuracy of data underlying the accrual including the validation of third-party sales data.

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

Cleveland, Ohio
March 6, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hamilton Beach Brands Holding Company

Opinion on Internal Control Over Financial Reporting

We have audited Hamilton Beach Brands Holding Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hamilton Beach Brands Holding Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated March 6, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cleveland, Ohio
March 6, 2024

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2023	2022	2021
	(In thousands, except per share data)
Revenue	$625,625	$640,949	$658,394
Cost of sales	481,949	511,835	521,892
Gross profit	143,676	129,114	136,502
Selling, general and administrative expenses	108,395	90,120	104,763
Amortization of intangible assets	200	200	200
Operating profit (loss)	35,081	38,794	31,539
Interest expense, net	3,000	4,589	2,854
Other expense (income), net	385	1,776	(272)
Income (loss) before income taxes	31,696	32,429	28,957
Income tax expense (benefit)	6,454	7,162	7,651
Net income (loss)	$25,242	$25,267	$21,306

Basic earnings (loss) per share	$1.80	$1.81	$1.54
Diluted earnings (loss) per share	$1.80	$1.81	$1.53

Basic weighted average shares outstanding	14,036	13,970	13,880
Diluted weighted average shares outstanding	14,060	13,996	13,930
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2023	2022	2021
	(In thousands)
Net income (loss)	$25,242	$25,267	$21,306
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,859	(2,997)	726
Gain (loss) on long-term intra-entity foreign currency transactions	653	1,865	(828)
Cash flow hedging activity	(3,365)	4,450	320
Reclassification of foreign currency adjustments into earnings	—	2,085	—
Reclassification of hedging activities into earnings	1,631	346	386
Pension plan adjustment	103	(4,053)	2,210
Reclassification of pension adjustments into earnings	370	629	419
Total other comprehensive income (loss), net of tax	$1,251	$2,325	$3,233
Comprehensive income (loss)	$26,493	$27,592	$24,539
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2023	2022
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$15,370	$928
Trade receivables, net	135,434	115,135
Inventory	126,554	156,038
Prepaid expenses and other current assets	9,457	12,643
Total current assets	286,815	284,744
Property, plant and equipment, net	27,401	27,830
Right-of-use lease assets	39,423	44,000
Goodwill	6,253	6,253
Other intangible assets, net	1,292	1,492
Deferred tax assets	2,581	3,117
Deferred costs	14,613	14,348
Other non-current assets	6,324	7,166
Total assets	$384,702	$388,950
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$99,704	$61,759
Accrued compensation	14,948	11,310
Accrued product returns	6,232	6,474
Lease liabilities	6,155	5,875
Other current liabilities	12,549	16,150
Total current liabilities	139,588	101,568
Revolving credit agreements	50,000	110,895
Lease liabilities, non-current	41,937	46,801
Other long-term liabilities	5,910	5,152
Total liabilities	237,435	264,416
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—
Class A Common stock, par value $0.01 per share; 11,161 and 10,663 shares issued as of December 31, 2023 and 2022, respectively	112	107
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis; 3,616 and 3,844 shares issued as of December 31, 2023 and 2022, respectively	36	38
Capital in excess of par value	70,401	65,008
Treasury stock	(12,013)	(8,939)
Retained earnings	99,398	80,238
Accumulated other comprehensive loss	(10,667)	(11,918)
Total stockholders’ equity	147,267	124,534
Total liabilities and stockholders’ equity	$384,702	$388,950
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2023	2022	2021
	(In thousands)
Operating activities
Net income (loss)	$25,242	$25,267	$21,306
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	4,362	4,883	4,913
Deferred income taxes	(906)	372	2,110
Stock compensation expense	5,394	3,424	3,237
Brazil foreign currency loss	—	2,085	—
Other	(358)	(129)	1,025
Net changes in operating assets and liabilities:
Affiliate payable	—	—	(505)
Trade receivables	(18,768)	4,532	27,631
Inventory	30,761	26,399	(9,077)
Other assets	10,856	6,274	(4,729)
Accounts payable	37,493	(69,911)	(20,037)
Other liabilities	(5,440)	(6,614)	(8,017)
Net cash provided by (used for) operating activities	88,636	(3,418)	17,857
Investing activities
Expenditures for property, plant and equipment	(3,419)	(2,279)	(11,844)
Issuance of secured loan	(1,605)	—	—
Other	(150)	—	—
Net cash provided by (used for) investing activities	(5,174)	(2,279)	(11,844)
Financing activities
Net additions (reductions) to revolving credit agreements	(60,916)	14,383	(1,550)
Purchase of treasury stock	(3,074)	(2,979)	—
Cash dividends paid	(6,082)	(5,782)	(5,468)
Financing fees paid	—	(47)	(114)
Other financing	—	—	(134)
Net cash provided by (used for) financing activities	(70,072)	5,575	(7,266)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,084	(123)	(33)
Cash, cash equivalents and restricted cash
Increase (decrease) for the year	14,474	(245)	(1,286)
Balance at the beginning of the year	1,905	2,150	3,436
Balance at the end of the year	$16,379	$1,905	$2,150

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$15,370	$928	$1,125
Restricted cash included in prepaid expenses and other current assets	72	62	48
Restricted cash included in other non-current assets	937	915	977
Total cash, cash equivalents and restricted cash	$16,379	$1,905	$2,150
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands, except per share data)
Balance, January 1, 2021	$100	$41	$58,485	$(5,960)	$44,915	$(17,476)	$80,105
Net income (loss)	—	—	—	—	21,306	—	21,306
Issuance of common stock, net of conversions	3	(1)	(2)	—	—	—	—
Stock compensation expense	—	—	3,103	—	—	—	3,103
Cash dividends, $0.395 per share	—	—	—	—	(5,468)	—	(5,468)
Other comprehensive income (loss)	—	—	—	—	—	2,428	2,428
Reclassification adjustment to net income	—	—	—	—	—	805	805
Balance, December 31, 2021	$103	$40	$61,586	$(5,960)	$60,753	$(14,243)	$102,279
Net income (loss)	—	—	—	—	25,267	—	25,267
Issuance of common stock, net of conversions	4	(2)	(2)	—	—	—	—
Purchase of treasury stock	—	—	—	(2,979)	—	—	(2,979)
Stock compensation expense	—	—	3,424	—	—	—	3,424
Cash dividends, $0.415 per share	—	—	—	—	(5,782)	—	(5,782)
Other comprehensive income (loss)	—	—	—	—	—	(735)	(735)
Reclassification adjustment to net income (loss)	—	—	—	—	—	3,060	3,060
Balance, December 31, 2022	$107	$38	$65,008	$(8,939)	$80,238	$(11,918)	$124,534
Net income (loss)	—	—	—	—	25,242	—	25,242
Issuance of common stock, net of conversions	5	(2)	(1)	—	—	—	2
Purchase of treasury stock	—	—	—	(3,074)	—	—	(3,074)
Stock compensation expense	—	—	5,394	—	—	—	5,394
Cash dividends, $0.435 per share	—	—	—	—	(6,082)	—	(6,082)
Other comprehensive income (loss)	—	—	—	—	—	(750)	(750)
Reclassification adjustment to net income (loss)	—	—	—	—	—	2,001	2,001
Balance, December 31, 2023	$112	$36	$70,401	$(12,013)	$99,398	$(10,667)	$147,267
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Throughout this Annual Report on Form 10-K and the notes to consolidated financial statements, references to “Hamilton Beach Holding”, “the Company”, “we”, “us” and “our” and similar references are to Hamilton Beach Brands Holding Company and its subsidiaries on a consolidated basis unless otherwise noted or as the context otherwise requires. Hamilton Beach Brands Holding Company is a holding company and operates through its indirect, wholly owned subsidiary Hamilton Beach Brands, Inc., a Delaware corporation (“HBB”). HBB is the Company’s single reportable segment.

We are a leading designer, marketer and distributor of a wide range of branded small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Intercompany balances and transactions have been eliminated.

Segment Information

As of December 31, 2023, HBB is the Company’s single reportable operating segment. The Company’s reportable segment is determined based on (1) financial information reviewed by the chief operating decision maker (“CODM”) (2) operational structure of the Company which is designed and managed to share resources across the entire suite of products offered by the business, and (3) the basis upon which the CODM makes resource allocation decisions. Since the Company operates in one reportable segment, all required financial segment information can be found in the consolidated financial statements.

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
The Company maintains significant trade receivables balances with several large retail customers. As of December 31, 2023 and 2022, receivables from the Company’s five largest customers represented 72% and 73%, respectively, of HBB’s net trade receivables. The Company’s significant credit concentration is uncollateralized; however, historically, minimal credit losses have been incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Accounts payable - Supplier Finance Program

The Company has an agreement with a third-party administrator to provide an accounts payable tracking system which facilitates a participating supplier’s ability to monitor and voluntarily elect to sell payment obligations owed by the Company to the designated third-party financial institution. Participating suppliers can sell one or more of the Company’s payment obligations at their sole discretion. The Company has no economic interest in a supplier’s decision to sell one or more of its payment obligations. The Company’s rights and obligations with respect to such payment obligations, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to sell amounts under these arrangements. The agreement has a limit of $60.0 million in payment obligations ($85.0 million during peak season from August to January). There is no requirement to provide assets pledged as security or other forms of guarantees under the agreement. The Company pays the third-party administrator based upon the original payment terms negotiated with participating suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of December 31, 2023 and 2022, the Company has $55.0 million and $23.3 million, respectively, in outstanding payment obligations that are presented in Accounts payable on the Consolidated Balance Sheets. Of these totals, the third-party financial institution has made payments to participating suppliers to settle $48.9 million and $23.3 million, respectively, of our outstanding payment obligations.

Transfer of Financial Assets

The Company has entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables. These transactions, which are accounted for as sold receivables, result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $128.7 million, $118.5 million and $140.7 million of trade receivables during 2023, 2022 and 2021, respectively. The losses incurred on sold receivables in the consolidated results of operations for the years ended December 31, 2023, 2022 and 2021 were not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities.

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

Environmental Liabilities

The Company and environmental consultants are investigating or remediating historical environmental contamination at some current and former sites operated by the Company or by businesses has acquired. Liabilities for environmental matters are recorded in the period when it is determined to be probable and reasonably estimable that the Company will incur costs. When only a range of amounts is reasonably estimable and no amount within the range is more probable than another, the Company records the low end of the range. Environmental liabilities are recorded on an undiscounted basis and associated expense is recorded in selling, general and administrative expenses. When recovery of a portion of an environmental liability is probable, such amounts are recognized as a reduction to selling, general and administrative expenses and included in prepaid expenses and other current assets (current portion) and other non-current assets until settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenue. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promised good or service that is distinct. The Company has elected to account for shipping and handling activities performed after a customer obtains control of the goods as activities to fulfill the promise to transfer the goods, and therefore these activities are not assessed as a separate service to customers. The amount of revenue recognized varies primarily with price concessions and changes in returns. The Company offers price concessions to its customers for incentive offerings, special pricing agreements, price competition, promotions or other volume-based arrangements. The Company determines whether price concessions offered to its customers are a reduction of the transaction price and revenue or are advertising expense, depending on whether the Company receives a distinct good or service from its customers and, if so, whether the Company can reasonably estimate the fair value of that distinct good or service. The Company evaluated such agreements with its customers and determined they should be accounted for as variable consideration.

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

Product Development Costs

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs, included in selling, general and administrative expenses, amounted to $12.4 million, $11.8 million and $8.6 million in 2023, 2022 and 2021, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon SOFR (Secured Overnight Financing Rate). For cash flow hedges, the Company formally assesses, both at inception and on a quarterly basis thereafter, whether the designated derivative instrument is highly effective in offsetting changes in cash flows of the hedged item. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in AOCI. Deferred gains or losses are reclassified from AOCI to the Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense, net. The Company discontinues hedge accounting prospectively when the derivative is not highly effective as a hedge, the underlying hedged transaction is no longer probable or the hedging instrument expires, is sold, terminated or exercised.

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

Stock Compensation

Pursuant to the Executive Long-Term Equity Incentive Plan (the “Executive Plan”) established in September 2017, and amended and restated in March 2022, the Company grants shares of Class A Common, subject to transfer restrictions, as a means of retaining and rewarding selected employees for long-term performance. Shares awarded under the Executive Plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends after three, five or ten years from the award date or at the earliest of (1) three years after the participant’s retirement date, or (2) the participant’s death or permanent disability. The Company issued 169,227, 150,062 and 158,272 shares of Class A Common in the years ended December 31, 2023, 2022 and 2021, respectively. After the issuance of these shares, there were 553,341 shares of Class A Common available for issuance under this plan. Stock compensation expense related to the Executive Plan was $4.2 million, $2.3 million and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, and was based on the fair value of Class A Common on the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the annual retainer for each non-employee director is paid in transfer-restricted shares of Class A Common. For the year ended December 31, 2023, $110,000 ($150,000 for the Chairman) of the non-employee director’s annual retainer of $175,000 ($250,000 for the Chairman) was paid in transfer-restricted shares of Class A Common. For the year ended December 31, 2022, $110,000 ($150,000 for the Chairman) of the non-employee director’s annual retainer of $175,000 ($250,000 for the Chairman) was paid in transfer-restricted shares of Class A Common. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the transfer restriction period ends at the earliest of (1) ten years after the Quarter Date with respect to which such Required Shares were issued or transferred, (2) the date of the director’s death or date the director terminates service as a director due to permanent disability, (3) five years (or earlier with the approval of the Board) after the director’s date of retirement from the Board, or (4) the date the director has both retired from the Board and has reached age 70. Pursuant to this plan, the Company issued 100,238, 90,223 and 57,735 shares in the years ended December 31, 2023, 2022 and 2021, respectively. In addition to the mandatory retainer fee received in transfer-restricted stock, directors may elect to receive shares of Class A Common in lieu of cash for up to 100% of the balance of their annual retainer, committee retainer and any committee chairman’s fees. These voluntary shares are not subject to any restrictions. There were no shares issued under voluntary elections in 2023 and 2022. Total shares issued under voluntary elections were 1,768 in 2021. After the issuance of these shares, there were 93,408 shares of Class A Common available for issuance under this plan. Stock compensation expense related to these awards was $1.2 million, $1.1 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Stock compensation expense represents fair value based on the market price of the shares of Class A Common on the grant date.

Leases

The Company adopted Topic 842 on January 1, 2022. The Company determines whether an arrangement is a lease at inception, considering whether the contract conveys a right to control the use of the identified asset for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are included in Right-of-use lease assets, Lease liabilities and Lease liabilities, non-current on the Consolidated Balance Sheets.

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

The Company has operating leases for real estate, equipment and production specific tooling assets used by our third-party suppliers. The Company has finance leases for certain equipment. The Company has elected not to record short-term leases with initial terms of twelve months or less in its Consolidated Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for finance leases is recognized on a straight-line basis over the lease term unless a purchase option is exercised to transfer title at the end of the lease term in which case the expense is amortized over the useful life of the asset. Variable lease payments that do not depend on an index or a rate, such as the Company’s proportionate share of actual costs for utilities, common area maintenance, insurance and property taxes, are excluded from the measurement of the lease liability, unless subject to fixed minimum requirements, and are recognized as variable lease cost when the obligation for that payment is incurred. The Company combines lease and non-lease components as a single component for all asset classes. Lease expense is classified as cost of sales or selling, general and administrative expenses in its Consolidated Statements of Operations based on the use of the leased item.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company’s estimated incremental borrowing rate reflects a secured rate based on recent debt issuances, its estimated credit rating, lease term, as well as publicly available data for instruments with similar characteristics.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Treasury Stock

The Company records the aggregate purchase price of treasury stock at cost and includes treasury stock as a reduction to stockholders’ equity.

Income Taxes

Tax law requires certain items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible for tax purposes, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities using currently enacted tax rates. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date. The Company is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted law and tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes or changes in the Company’s structure or tax status.

The Company’s tax assets, liabilities and tax expense are supported by historical earnings and losses and the Company’s best estimates and assumptions of future earnings by jurisdiction. The Company assesses whether a valuation allowance should be established against the Company’s deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses. When the Company determines, based on all available evidence, that it is more likely than not that deferred tax assets will not be realized, a valuation allowance is established.

Accounting Standards Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)," which requires an entity to recognize and present financial assets at the net amount expected to be collected. This guidance replaces the current incurred loss impairment methodology for recognizing credit losses for financial assets and requires consideration of a broader range of reasonable and supportable information for estimating credit losses. The Company considers a combination of factors, such as historical losses, the aging of trade receivables, customers’ financial strength, credit standing and payment and default history in determining the appropriate estimate of expected credit losses. The Company adopted ASU 2016-13 and related amendments for the fiscal year beginning January 1, 2023; however, the adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The new accounting rules create certain disclosure requirements for a buyer in a supplier finance program. The new accounting rules require qualitative and quantitative disclosures including key terms of the program, balance sheet presentation of related amounts, and the obligation amount the buyer has confirmed as valid to the finance provider, including a rollforward of the obligation. Only the amount of the obligation outstanding is required to be disclosed in interim periods. The accounting rules do not impact the recognition, measurement, or financial statement presentation of supplier finance program obligations. The Company adopted this guidance in the first quarter of 2023. The new accounting rules did not have an impact on the Company’s financial condition, results of operations or cash flows. The Company included a new disclosure in accordance with the new accounting rules. The annual requirement for the rollforward of the obligation is not effective until the fiscal year beginning January 1, 2024. The Company is planning to adopt at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements on an annual and interim basis. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Updates should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently in the process of evaluating the impact of the new requirements but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances income tax disclosure requirements primarily involving more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively but retrospective application is permitted. The Company is currently in the process of evaluating the impact of the new requirements but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

NOTE 2 - Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2023	2022
Land	$226	$226
Furniture and fixtures	10,885	11,617
Building and improvements	9,704	9,713
Machinery and equipment	33,626	32,660
Internal-use capitalized software	14,981	14,921
Construction in progress, including internal-use capitalized software not yet in service	3,177	959
Property, plant and equipment, at cost	72,599	70,096
Less allowances for depreciation and amortization	45,198	42,266
	$27,401	$27,830

Depreciation expense from property, plant and equipment, net for the years ended December 31, 2023, 2022 and 2021 was $4.2 million, $4.7 million, and $4.7 million, respectively.

NOTE 3 - Intangible Assets

Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of December 31, 2023
Trademarks	$3,100	$(1,808)	$1,292
	$3,100	$(1,808)	$1,292

Balance as of December 31, 2022
Trademarks	3,100	(1,608)	1,492
	$3,100	$(1,608)	$1,492

Amortization expense for intangible assets was $0.2 million for each of the years presented in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Expected annual amortization expense of intangible assets for the next five years is $0.2 million. The remaining useful life of the trademark intangible asset is approximately 6.5 years.

NOTE 4 - Current and Long-Term Financing

Financing arrangements exist at the subsidiary level. Hamilton Beach Brands Holding Company has not guaranteed any borrowings of its subsidiaries.

The following table summarizes HBB’s available and outstanding borrowings:

	December 31
	2023	2022
Total outstanding borrowings:
Revolving credit agreements	$50,000	$110,895
Total outstanding borrowings	$50,000	$110,895

Total available borrowings, net of limitations, under revolving credit agreements	$148,097	$149,227

Unused available borrowings	$98,097	$38,332

Weighted average stated interest rate on total borrowings	6.84%	3.80%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements)	4.25%	3.49%

Including swap settlements, interest paid on total debt was $3.0 million, $4.5 million and $2.8 million during 2023, 2022 and 2021, respectively. Interest capitalized was not material in 2023, 2022 and 2021.

HBB has a $150.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2025. Repayment of the HBB Facility is due on June 30, 2025, therefore all borrowings are classified as long-term debt as of December 31, 2023. The obligations under the HBB Facility are secured by substantially all of HBB’s assets. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. As of December 31, 2023, HBB was in compliance with all financial covenants in the HBB Facility.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, SOFR or bankers’ acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2023, for base rate loans and SOFR loans denominated in U.S. dollars were 0.00% and 1.55%, respectively. The applicable margins, effective December 31, 2023, for base rate loans and bankers’ acceptance loans denominated in Canadian dollars were 0.00% and 1.55%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability.

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
NOTE 5 - Fair Value Disclosure

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

Other Fair Value Measurement Disclosures

The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair value of the HBB Facility, including book overdrafts, which approximate book value, were determined using current rates offered for similar obligations taking into account HBB’s credit risk, which is Level 2 as defined in the fair value hierarchy.

There were no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2023 and 2022.

NOTE 6 - Derivative Financial Instruments

Foreign Currency Derivatives

HBB held forward foreign currency exchange contracts with total notional amounts of $16.9 million and $11.3 million as of December 31, 2023 and 2022, respectively, denominated primarily in Canadian dollars and Mexican pesos. The fair value of these contracts approximated a payable of $0.5 million as of December 31, 2023 and a receivable of $0.1 million as of December 31, 2022.

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

The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements for HBB as of December 31, in millions:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2023	2022	2023	2022	December 31, 2023
Interest rate swaps	$25.0	$50.0	1.6%	0.9%	Extending to January 2024
Interest rate swaps	$25.0	$—	1.4%	—%	Extending to January 2028
Delayed start interest rate swaps	$25.0	$50.0	1.8%	1.6%	Extending to January 2029

The fair value of HBB’s interest rate swap agreements was a receivable of $4.0 million as of December 31, 2023 and a receivable of $5.4 million as of December 31, 2022. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in AOCI. The interest rate swap agreements held by HBB on December 31, 2023 are expected to continue to be effective as hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The following table summarizes the fair value of derivative instruments as of December 31, as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2023	2022	Balance sheet location	2023	2022
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$511	$837	Other current liabilities	$—	$—
Long-term	Other non-current assets	3,501	4,539	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	—	174	Other current liabilities	538	101
Total derivatives		$4,012	$5,550		$538	$101

NOTE 7 - Leasing Arrangements

On January 1, 2022, the Company adopted ASU 2016-02, “Leases (Topic 842)”, which at commencement of the Company’s leases, requires recognition of right-of-use assets and corresponding liabilities based on the present value of future lease payments over the lease term. Some of the Company’s leases, primarily those for real estate assets, may contain both lease and non-lease components, the Company has elected to combine and account for lease and non-lease components as a single lease component. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets and lease expense for these leases are recognized on a straight-line basis over the lease term. The Company’s leases have remaining lease terms of one month to 11 years, some of which include options to extend the leases for up to 5 years. The renewal option is included in the lease term if it is concluded that it is reasonably certain that the Company will exercise that option.

The assets associated with the Company’s leases primarily consist of real estate and equipment. Real estate leases are comprised of warehouses, corporate headquarters and sales offices. Equipment leases include office and warehouse equipment as well as Company specific tooling used by third-party suppliers in the production process. Payments under these lease arrangements may be fixed or variable.

	December 31
	2023	2022
Operating lease cost	$8,380	$7,841
Finance lease cost
Amortization of leased assets	29	—
Interest on lease liabilities	14	—
Finance lease cost	43	—
Variable lease cost (1)	354,024	357,569
Short term lease cost (2)	280	834
Total lease cost	$362,727	$366,244

(1) Primarily related to production specific tooling assets provided by third-party suppliers which are included in product purchases.
(2) Leases with an initial term of 12 months or less

During the second quarter of 2023, the Company recognized a $0.5 million impairment charge related to the consolidation of warehouses and the intention to sub-lease to a third-party, which is included within cost of sales in the Consolidated Statement of Operations. The impairment was measured using a discounted cash flow based on the marketed rate of the warehouse and the time expected to identify a sub-lessor.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The following table presents supplemental cash flow and non-cash information related to leases:

	December 31
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities – operating cash flows from leases	$8,429	$7,750
Right-of-use assets obtained in exchange for lease obligations of operating leases – non-cash activity	$981	$5,430
Right-of-use assets obtained in exchange for lease obligations of finance leases – non-cash activity	$377	$—

The following table reconciles the undiscounted future lease payments for operating and finance leases to the lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2023:

Undiscounted Future Lease Payments
2024	$8,398
2025	6,609
2026	6,062
2027	5,768
2028	5,566
Thereafter	27,780
Total lease payments	60,183
Less: impact of discounting	12,091
Present value of lease payments	$48,092

The following table summarizes the weighted-average lease term and discount rate.

	December 31
	2023	2022
Weighted average remaining lease term - operating leases	9.0	9.7
Weighted average remaining lease term - finance leases	4.5	0.0
Weighted average discount rate - operating leases (1)	5.0%	4.8%
Weighted average discount rate - finance leases (1)	7.6%	—%
(1) The discount rates used to present value the lease liabilities are based on estimates of the Company’s incremental borrowing rate.

As of December 31, 2023, the Company did not have any additional material operating or finance leases that had not yet commenced.

NOTE 8 - Stockholders' Equity and Earnings Per Share

Capital Stock

The authorized capital stock of the Company consists of Class A Common, Class B Common and one series of Preferred stock. Voting, dividend, conversion and liquidation rights of the Preferred stock are established by the Board upon issuance of such Preferred stock.

The Company’s Class A Common is traded on the New York Stock Exchange under the ticker symbol “HBB.” Because of transfer restrictions on Class B Common, no trading market has developed, or is expected to develop, for the Class B Common.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Subject to the rights of the holders of any series of preferred stock, each share of Class A Common will entitle the holder of the share to one vote on all matters submitted to stockholders, and each share of the Company’s Class B Common will entitle the holder of the share to ten votes on all such matters. Subject to the rights of the preferred stockholders, each share of Class A Common and Class B Common will be equal in respect of rights to dividends, except that in the case of dividends payable in stock, only Class A Common will be distributed with respect to Class A Common and only Class B Common will be distributed with respect to Class B Common. As the liquidation and dividend rights are identical, any distribution of earnings would be allocated to Class A and Class B stockholders on a proportionate basis, and accordingly the net income per share for each class of common stock is identical.

The following table sets forth the Company’s authorized capital stock information:

	December 31
	2023	2022
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000
Preferred stock outstanding	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000
Class A Common issued(1)(2)	11,161	10,663
Treasury Stock	877	626
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis
Class B Common authorized	30,000	30,000
Class B Common issued(1)	3,616	3,844
(1)    Class B Common converted to Class A Common were 228 shares during 2023 and 156 shares 2022.
(2)     The Company issued Class A Common of 270 during 2023 and 240 during 2022 related to the Company’s stock compensation plan.

Stock Repurchase Program

In November 2023, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting January 1, 2024 and ending December 31, 2025. The Company's previously authorized share buyback program was approved by the Company’s Board in February 2022 for the purchase of up to $25 million of the Company’s Class A Common outstanding starting February 22, 2022 and ending December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company repurchased 250,772 and 261,049 shares for an aggregate purchase price of $3.1 million and $3.0 million, respectively. There were no share repurchases during the year ended December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total
Balance, January 1, 2021	$(9,775)	$(1,344)	$(6,357)	$(17,476)
Other comprehensive income (loss)	(181)	418	2,970	3,207
Reclassification adjustment to net income (loss)	—	557	654	1,211
Tax effects	79	(269)	(995)	(1,185)
Balance, December 31, 2021	$(9,877)	$(638)	$(3,728)	$(14,243)
Other comprehensive income (loss)	(865)	5,950	(5,444)	(359)
Reclassification adjustment to net income (loss)	1,267	478	851	2,596
Tax effects	551	(1,632)	1,169	88
Balance, December 31, 2022	$(8,924)	$4,158	$(7,152)	$(11,918)
Other comprehensive income (loss)	2,792	(4,529)	141	(1,596)
Reclassification adjustment to net income (loss)	—	2,231	474	2,705
Tax effects	(280)	564	(142)	142
Balance, December 31, 2023	$(6,412)	$2,424	$(6,679)	$(10,667)

Earnings per share

The weighted average number of shares of Class A Common and Class B Common outstanding used to calculate basic and diluted earnings (loss) per share were as follows:

	2023	2022	2021
Basic weighted average shares outstanding	14,036	13,970	13,880
Dilutive effect of share-based compensation awards	24	26	50
Diluted weighted average shares outstanding	14,060	13,996	13,930

Basic earnings (loss) per share	$1.80	$1.81	$1.54
Diluted earnings (loss) per share	$1.80	$1.81	$1.53

NOTE 9 - Revenue

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services, which includes an estimate for variable consideration.

The Company’s warranty program to the consumer consists generally of an assurance-type limited warranty lasting for varying periods of up to ten years for electric appliances, with the majority of products having a warranty of one to three years. There is no guarantee to the consumer as the Company may repair or replace, in its discretion, products returned under warranty. Accordingly, the Company determined that no separate performance obligation exists.

The Company’s products are not sold with a general right of return. Subject to certain terms and conditions, however, the Company will agree to accept a portion of products sold that, based on historical experience, are estimated to be returned for reasons such as product failure and excess inventory stocked by the customer. Product returns, customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives are accounted for as variable consideration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
A description of revenue sources and performance obligations for the Company are as follows:

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

Consumer product revenue consists of sales of small electric household and specialty housewares appliances to traditional brick-and-mortar and ecommerce retailers, distributors and directly to the end consumer. A majority of this revenue is in North America.

Commercial product revenue consists of sales of products for restaurants, fast-food chains, bars and hotels. Approximately one-half of the Company’s commercial sales is in the U.S. and the other half is in markets across the globe.

License revenue
From time to time, the Company enters into exclusive and non-exclusive licensing agreements which grant the right to use certain of the Company’s intellectual property (“IP”) in connection with designing, manufacturing, distributing, advertising, promoting and selling the licensees’ products during the term of the agreement. The IP that is licensed generally consists of trademarks, trade names, patents, trade dress, logos and/or products (the “Licensed IP”). In exchange for granting the right to use the Licensed IP, the Company receives a royalty payment, which is a function of (1) the total net sales of products that use the Licensed IP and (2) the royalty percentage that is stated in the licensing agreement. The Company recognizes revenue at the later of when the subsequent sales occur or when the performance obligation is satisfied (over time).

The following table presents the Company’s revenue on a disaggregated basis for the year ending:

	Year Ended
	December 31
	2023	2022	2021

Consumer products	$568,006	$573,898	$612,795
Commercial products	52,327	61,455	40,978
Licensing	5,292	5,596	4,621
Total revenues	$625,625	$640,949	$658,394

Walmart Inc. and its global subsidiaries accounted for approximately 27%, 26% and 28% of the Company’s revenue in 2023, 2022 and 2021, respectively. Amazon.com, Inc. and its subsidiaries accounted for approximately 24%, 23% and 22% of The Company’s revenue in 2023, 2022 and 2021 respectively. The Company’s five largest customers accounted for approximately 64%, 61% and 61% of its revenue in 2023, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
NOTE 10 - Contingencies

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

Environmental matters

The Company is investigating or remediating historical environmental contamination at some current and former sites operated by it or by businesses it acquired. Based on the current stage of the investigation or remediation at each known site, the Company estimates the total investigation and remediation costs and the period of assessment and remediation activity required for each site. The estimate of future investigation and remediation costs is primarily based on variables associated with site clean-up, including, but not limited to, physical characteristics of the site, the nature and extent of the contamination and applicable regulatory programs and remediation standards. No assessment can fully characterize all subsurface conditions at a site. There is no assurance that additional assessment and remediation efforts will not result in adjustments to estimated remediation costs or the time frame for remediation at these sites.

The Company’s estimates of investigation and remediation costs may change if it discovers contamination at additional sites or additional contamination at known sites, if the effectiveness of its current remediation efforts change, if applicable federal or state regulations change or if the Company’s estimate of the time required to remediate the sites changes. The Company’s current estimates may differ materially from original estimates.

As of December 31, 2023 and December 31, 2022, the Company had accrued undiscounted obligations of $3.4 million and $3.2 million respectively, for environmental investigation and remediation activities. The increase in the amount accrued as of December 31, 2023 compared to December 31, 2022 is due to a change in the expected type and extent of investigation and remediation activities associated with some of the sites. The Company estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.5 million related to the environmental investigation and remediation at these sites. As of December 31, 2023, the Company has $1.0 million, classified as restricted cash, associated with reimbursement of environmental investigation and remediation costs from a responsible party in exchange for release from all future obligations for one site. Additionally, the Company has a $1.3 million asset associated with the reimbursement of costs associated with two sites, which is included in prepaid expenses and other current assets (current portion) and other non-current assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
NOTE 11 - Income Taxes

The components of income (loss) before income taxes and the income tax expense (benefit) for the years ended December 31 are as follows:

	2023	2022	2021
Income (loss) before income taxes
Domestic	$24,008	$34,400	$27,187
Foreign	7,688	(1,971)	1,770
	$31,696	$32,429	$28,957
Income tax expense (benefit)
Current income tax expense (benefit):
Federal	$3,412	$6,297	$2,520
State	1,452	2,463	1,015
Foreign	2,496	(1,970)	2,006
Total current	7,360	6,790	5,541
Deferred income tax expense (benefit):
Federal	910	(669)	1,815
State	(9)	(153)	556
Foreign	(1,807)	1,194	(261)
Total deferred	(906)	372	2,110
	$6,454	$7,162	$7,651
The Company made $3.1 million, $5.3 million and $6.4 million federal income tax payments during 2023, 2022 and 2021, respectively, to the IRS. The Company made foreign and state income tax payments of $3.2 million, $4.0 million and $2.6 million during 2023, 2022 and 2021, respectively. Income tax refunds totaled $0.1 million in 2023 and $0.5 million in 2022. No income tax refunds were received in 2021.

A reconciliation of the federal statutory and effective income tax rate for the years ended December 31 is as follows:

	2023		2022		2021
	$	%	$	%	$	%
Income (loss) before income taxes	$31,696		$32,429		$28,957
Statutory taxes at 21%	$6,656	21.0%	$6,810	21.0%	$6,081	21.0%
State and local income taxes	1,224	3.9%	1,850	5.7%	1,357	4.7%
Valuation allowances	13	0.1%	642	2.0%	297	1.0%
Other non-deductible expenses	402	1.3%	384	1.2%	579	2.0%
Credits	(860)	(2.7)%	(900)	(2.8)%	(681)	(2.4)%
Effect of foreign operations	(946)	(3.0)%	(526)	(1.6)%	(399)	(1.4)%
Unrecognized tax benefits	422	1.3%	(1,179)	(3.6)%	687	2.4%
Other, net	(457)	(1.5)%	81	0.2%	(270)	(0.9)%
Income tax provision	$6,454	20.4%	$7,162	22.1%	$7,651	26.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
A detailed summary of the total deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2023	2022
Deferred tax assets
Tax carryforwards	$2,206	$2,195
Lease liabilities	2,208	2,219
Inventory	1,420	1,216
Accrued expenses and reserves	3,131	1,696
Other employee benefits	316	2,835
Other	302	1,155
Total deferred tax assets	9,583	11,316
Less: Valuation allowances	(2,780)	(2,153)
	6,803	9,163
Deferred tax liabilities
Right-of-use lease assets	70	69
Accrued pension benefits	3,349	3,130
Depreciation and amortization	803	2,847
Total deferred tax liabilities	4,222	6,046
Net deferred tax asset	$2,581	$3,117

Certain items have been reclassified from their prior year classifications to conform to the current year presentation. These reclassifications had no effect on net income or stockholder's equity as previously reported.

As of December 31, 2023 and 2022, respectively, the Company maintained valuation allowances with respect to certain deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions that the Company believes are not likely to be realized.

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2023
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$2,780	$2,780	2024 - Indefinite

	December 31, 2022
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$1,923	$1,923	2023 - Indefinite

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
As of December 31, 2023, the cumulative unremitted earnings of the Company’s foreign subsidiaries are approximately $19.3 million. The Company has recorded the tax impact for the unremitted earnings as allowed under the Tax Cuts and Jobs Act (the “Tax Act”), a portion of which is classified in other long-term liabilities as the Company has elected to make payments over eight years. The Company continues to conclude all material entities’ foreign earnings will be indefinitely reinvested in its foreign operations and will remain offshore in order to meet the capital and business needs outside of the U.S. As a result, the Company does not provide a deferred tax liability with respect to the cumulative unremitted earnings. It is not practicable to determine the deferred tax liability associated with these undistributed earnings due to the availability of foreign tax credits and the complexity of the rules governing the utilization of such credits under the new rules under the Tax Act. The Company recognizes any tax impacts of global intangible low-taxed income (GILTI) as period costs similar to other special deductions, and not as deferred taxes for basis differences.
The following is a reconciliation of the Company’s total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2023, 2022 and 2021. Approximately $1.4 million, $0.2 million and $3.8 million of these gross amounts as of December 31, 2023, 2022 and 2021, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2023	2022	2021
Balance as of January 1	$256	$3,855	$4,114
Additions (reductions) based on tax positions related to prior years	769	(3,476)	(110)
Additions based on tax positions related to the current year	493	71	40
Reductions for lapse of statute of limitations	(71)	(194)	—
Reductions due to settlements with taxing authorities	—	—	(189)
Balance as of December 31	$1,447	$256	$3,855

The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized no income or expense as of December 31, 2023. The Company recognized income of $1.5 million related to the reversal of interest and penalties as of December 31, 2022. The Company recognized expense of $1.1 million related to interest and penalties as of December 31, 2021. There were no accruals for interest and penalties as of December 31, 2023 and 2022. The total amount of interest and penalties accrued was $1.9 million as of December 31, 2021.

In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The Company is generally open for examination of foreign jurisdictions for the tax year 2017 and beyond. In addition, the Company has extended the U.S. federal statute of limitations for tax years 2017 through 2019 related to a specific issue. Other than the extension related to a specific issue, the Company does not have any material taxing jurisdictions in which the statute of limitations has been extended beyond the applicable time frame allowed by law.

NOTE 12 - Retirement Benefit Plans

Defined Benefit Plans

The Company maintains two defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. The Company’s U.S. plan was frozen, effective December 31, 1996, for participation and benefit accrual purposes (except cash balance interest credits required by law). Similarly, the Company’s non-U.S. plan was frozen, effective December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
During 2022, the Board approved the termination of our U.S. defined benefit pension plan (the “Plan”) with an effective date of September 30, 2022. The termination process is still ongoing and is expected to be completed in 2024. Benefit obligations under the Plan will be settled through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations will be transferred to a third-party insurance company. The Company currently expects that all surplus assets remaining after the Plan termination will be transferred to a qualified replacement plan. The deferred loss within Accumulated Other Comprehensive Income will be recognized fully when the plan is terminated or as settlements occur, which would trigger accelerated recognition.
The weighted-average assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2023	2022	2021
U.S. Plan
Discount rate for pension benefit obligation	5.01%	5.34%	2.46%
Discount rate for net periodic benefit (income) expense	5.34%	3.22%	1.87%
Expected long-term rate of return on assets for net periodic pension (income) expense	4.00%	6.44%	7.25%
Non-U.S. Plan
Discount rate for pension benefit obligation	4.63%	5.15%	2.90%
Discount rate for net periodic benefit (income) expense	5.15%	2.90%	2.38%
Expected long-term rate of return on assets for net periodic pension (income) expense	6.00%	4.75%	4.75%

Set forth below is a detail of the net periodic pension (income) expense, included in other expense (income), net for the defined benefit plans for the years ended December 31:

	2023	2022	2021
U.S. Plan
Interest cost	$674	$478	$338
Expected return on plan assets	(1,082)	(1,820)	(2,033)
Amortization of actuarial loss	358	520	591
Settlement loss	—	347	—
Net periodic pension (income) expense	$(50)	$(475)	$(1,104)

Non-U.S. Plan
Interest cost	$162	$127	$118
Expected return on plan assets	(258)	(261)	(260)
Amortization of actuarial loss (gain)	118	(16)	63
Net periodic pension (income) expense	$22	$(150)	$(79)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Set forth below is the detail of other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) for the years ended December 31:

	2023	2022	2021
U.S. Plan
Current year actuarial loss (gain)	$(33)	$5,558	$(2,228)
Settlement loss	—	(347)	—
Amortization of actuarial loss	(358)	(520)	(591)
Total recognized in other comprehensive loss (income)	$(391)	$4,691	$(2,819)
Non-U.S. Plan
Current year actuarial loss (gain)	$(108)	$(114)	$(742)
Amortization of actuarial (loss) gain	(118)	16	(63)
Total recognized in other comprehensive loss (income)	$(226)	$(98)	$(805)
The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans as of December 31:

	2023		2022
	U.S. Plan	Non-U.S. Plan	U.S. Plan	Non-U.S. Plan
Change in benefit obligation
Projected benefit obligation at beginning of year	$14,495	$3,238	$17,004	$4,607
Interest cost	674	162	478	127
Actuarial (gain) loss	(350)	186	(952)	(979)
Benefits paid	(1,903)	(265)	(1,497)	(265)
Settlements	—	—	(538)	—
Foreign currency exchange rate changes	—	80	—	(252)
Projected benefit obligation at end of year	$12,916	$3,401	$14,495	$3,238
Accumulated benefit obligation at end of year	$12,916	$3,401	$14,495	$3,238
Change in plan assets
Fair value of plan assets at beginning of year	$26,294	$4,401	$33,019	$5,772
Actual return on plan assets	765	551	(4,690)	(598)
Benefits paid	(1,903)	(265)	(1,497)	(265)
Settlements	—	—	(538)	—
Other	—	(142)	—	(178)
Foreign currency exchange rate changes	—	109	—	(330)
Fair value of plan assets at end of year	$25,156	$4,654	$26,294	$4,401
Funded status at end of year	$12,240	$1,253	$11,799	$1,163
Amounts recognized in the balance sheets consist of:
Deferred costs	$12,240	$1,253	$11,799	$1,163
Components of accumulated other comprehensive loss consist of:
Actuarial loss	$(8,910)	$(95)	$(9,301)	$(321)
Deferred taxes	2,265	63	2,378	92
	$(6,645)	$(32)	$(6,923)	$(229)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The Company recognizes as a component of benefit cost (income), as of the measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of the projected benefit obligations or the plan assets, defined as the “corridor.” Amounts outside the corridor are amortized over the average expected remaining lifetime of inactive participants for the pension plans. The gain (loss) amounts recognized in AOCI are not expected to be fully recognized until the plan is terminated or as settlements occur, which would trigger accelerated recognition.
The Company’s policy is to make contributions to fund its pension plans within the range allowed by applicable regulations. The Company does not expect to contribute to its U.S. and non-U.S. pension plans in 2024.
Pension benefit payments are made from assets of the pension plans.
Given the Company’s plan to terminate the Plan, the below reflects the timing and value of the estimated benefit payments for lump sums expected to be paid out to participants and the amount expected to be paid for annuity contracts in anticipation of terminating the plan. Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plan	Non-U.S. Plan
2024	$13,241	$237
2025	—	244
2026	—	252
2027	—	263
2028	—	262
2029-2033	—	1,235
	$13,241	$2,493
Historically, the Company employed a total return on investment approach whereby a mix of equities and fixed income investments were used to maximize the long-term return of plan assets for a prudent level of risk. In light of the Plan termination process, volatility in the market and the Plan’s funding status, the Plan transferred a significant portion of its assets to lower risk investments in 2022 to move towards a liability driven investing strategy whereby the assets are primarily fixed income investments. The fixed income investments that were chosen under this strategy, while not precisely the same, are meant to parallel the investments selected in determining the discount rate used to calculate the Company’s pension liability.
For the Non-U.S. Plan, the expected long-term rate of return on defined benefit plan assets reflects the Company’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. In establishing the expected long-term rate of return assumption for plan assets, the Company considers the historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans as well as a forward-looking rate of return. The historical and forward-looking rates of return are used to determine the Company’s estimated rate of return assumption were based upon the rates of return earned or expected to be earned by investments in the equivalent benchmark market indices for each of the asset classes.
Expected returns for U.S. pension plans are based on a calculated market-related value for U.S. pension plan assets. Under this methodology, asset gains and losses resulting from actual returns that differ from the Company’s expected returns are recognized in the market-related value of assets ratably over three years. Expected returns for non-U.S. pension plans are based on fair market value for non-U.S. pension plan assets.
The pension plans maintain investment policies that, among other things, establish a portfolio asset allocation methodology with percentage allocation bands for individual asset classes. The investment policies provide that investments are reallocated between asset classes as balances exceed or fall below the appropriate allocation bands.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets as of December 31:

	2023 Actual Allocation	2022 Actual Allocation	Target Allocation Range
Fixed income securities	96.2%	95.9%	95.0% - 100.0%
Money market	3.8%	4.1%	0.0% - 5.0%
The following is the actual allocation percentage and target allocation percentage for the Non-U.S. pension plan assets as of December 31:

	2023 Actual Allocation	2022 Actual Allocation	Target Allocation Range
Canadian equity securities	31.4%	40.0%	25.0% - 35.0%
Non-Canadian equity securities	31.2%	40.6%	25.0% - 35.0%
Fixed income securities	37.4%	19.4%	30.0% - 50.0%
Money market	—%	—%	0.0% - 5.0%
The fair value of each major category of the Company’s U.S. pension plan assets are valued using quoted market prices in active markets for identical assets, or Level 1 in the fair value hierarchy. The fair value of each major category of the Company’s Non-U.S. pension plan assets are valued using observable inputs, either directly or indirectly, other than quoted market prices in active markets for identical assets. Following are the values as of December 31:

	U.S. Plan		Non-U.S. Plan
	2023	2022	2023	2022
U.S. equity securities	$—	$—	$1,193	$1,060
Non-U.S. equity securities	—	—	1,720	2,488
Fixed income securities	24,202	25,213	1,741	853
Money market	954	1,081	—	—
Total	$25,156	$26,294	$4,654	$4,401

Defined Contribution Plans

HBB maintains a defined contribution (401(k)) plan for substantially all U.S. employees and similar plans for employees outside of the U.S. The Company’s U.S. plan provides employer safe harbor contributions based on plan provisions and both defined contribution retirement plans provide for a separate employer contribution. These plans permit additional profit-sharing contributions, determined annually, that are based on a formula that includes (1) the effect of actual operating profit results compared with targeted operating profit results and (2) the age and/or compensation of the participants. Total costs, including Company contributions, for these plans were $5.0 million in 2023, $5.2 million in 2022 and $5.0 million in 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
NOTE 13 - Data by Geographic Region
Revenue and property, plant and equipment related to operations outside the U.S., based on customer and asset location, are as follows:

	U.S.	Other	Consolidated
2023
Revenue from unaffiliated customers	$493,711	$131,914	$625,625
Property, plant and equipment, net	$23,068	$4,333	$27,401
2022
Revenue from unaffiliated customers	$504,449	$136,500	$640,949
Property, plant and equipment, net	$24,207	$3,623	$27,830
2021
Revenue from unaffiliated customers	$524,093	$134,301	$658,394
Property, plant and equipment, net	$26,604	$3,881	$30,485
No single country outside of the U.S. comprised 10% or more of HBB’s revenue from unaffiliated customers. There is one single country outside of the U.S. that comprised 10% or more of HBB’s property, plant and equipment, net.

NOTE 14 - Subsequent Events
On February 2, 2024, the Company acquired HealthBeacon PLC (“HealthBeacon”), a medical technology firm and strategic partner of the Company, for 6.9 million euros (approximately $7.5 million). As a result, the secured loans made under the Facility Agreement with HealthBeacon were extinguished. As of December 31, 2023, the outstanding loan balance including accrued interest was 1.5 million euros ($1.6 million) and is included in prepaid expenses and other current assets. The funding of the loan by the Company is included in cash used in investing activities in the Consolidated Statement of Cash Flows.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HAMILTON BEACH BRANDS HOLDING COMPANY
YEAR ENDED DECEMBER 31, 2023, 2022 AND 2021

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe		Balance at End of Period (B)
(In thousands)
2023
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$957	$79	$—	$—	(A)	$1,036
Deferred tax valuation allowances	$2,153	$6	—	$(621)	(C)	$2,780
2022
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,036	$(79)	$—	$—	(A)	$957
Deferred tax valuation allowances	$2,095	$568	$—	$510	(C)	$2,153
2021
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,144	$(179)	$—	$(71)	(A)	$1,036
Deferred tax valuation allowances	$2,102	$170	$—	$177	(C)	$2,095

(A)Write-offs, net of recoveries and foreign exchange rate adjustments.
(B)Balances which are not required to be presented and those which are immaterial have been omitted.
(C)Foreign exchange rate adjustments and utilization of foreign entity losses.