Form 10-Q
period 2024-06-30
Hamilton Beach Brands Holding Co
filed 2024-07-31
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding as of July 26, 2024: 10,287,081
Number of shares of Class B Common Stock outstanding as of July 26, 2024: 3,609,973

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	JUNE 30 2024	DECEMBER 31 2023	JUNE 30 2023
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$37,213	$15,370	$2,071
Trade receivables, net	85,038	135,434	89,898
Inventory	130,197	126,554	137,224
Prepaid expenses and other current assets	12,544	9,457	13,793
Total current assets	264,992	286,815	242,986
Property, plant and equipment, net	35,395	27,401	27,241
Right-of-use lease assets	37,486	39,423	41,546
Goodwill	7,099	6,253	6,253
Other intangible assets, net	2,210	1,292	1,392
Deferred income taxes	2,005	2,581	2,853
Deferred costs	14,523	14,613	14,419
Other non-current assets	6,186	6,324	6,687
Total assets	$369,896	$384,702	$343,377
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$96,452	$99,704	$84,098
Revolving credit agreements	50,000	—	—
Accrued compensation	8,244	14,948	7,729
Accrued product returns	6,338	6,232	5,605
Lease liabilities	5,838	6,155	6,088
Other current liabilities	10,773	12,549	11,980
Total current liabilities	177,645	139,588	115,500
Revolving credit agreements	—	50,000	59,911
Lease liabilities, non-current	40,489	41,937	44,480
Other long-term liabilities	6,030	5,910	5,120
Total liabilities	224,164	237,435	225,011
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—	—
Class A Common stock	114	112	111
Class B Common stock	36	36	36
Capital in excess of par value	73,483	70,401	66,765
Treasury stock	(16,552)	(12,013)	(9,514)
Retained earnings	101,078	99,398	72,563
Accumulated other comprehensive loss	(12,427)	(10,667)	(11,595)
Total stockholders’ equity	145,732	147,267	118,366
Total liabilities and stockholders’ equity	$369,896	$384,702	$343,377

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2024	2023	2024	2023
	(In thousands, except per share data)		(In thousands, except per share data)
Revenue	$156,240	$137,109	$284,517	$265,361
Cost of sales	115,744	109,693	213,967	217,035
Gross profit	40,496	27,416	70,550	48,326
Selling, general and administrative expenses	30,397	26,640	61,344	52,559
Amortization of intangible assets	143	50	193	100
Operating profit (loss)	9,956	726	9,013	(4,333)
Interest expense, net	115	773	271	2,042
Other expense (income), net	883	(271)	1,056	(255)
Income (loss) before income taxes	8,958	224	7,686	(6,120)
Income tax expense (benefit)	2,972	114	2,862	(1,453)
Net income (loss)	$5,986	$110	$4,824	$(4,667)

Basic and diluted earnings (loss) per share	$0.42	$0.01	$0.34	$(0.33)

Basic weighted average shares outstanding	14,113	14,081	14,137	14,077
Diluted weighted average shares outstanding	14,127	14,110	14,152	14,077

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Net income (loss)	$5,986	$110	$4,824	$(4,667)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,868)	410	(2,965)	479
(Loss) gain on long-term intra-entity foreign currency transactions	—	201	—	653
Cash flow hedging activity	1,555	(25)	1,592	(1,462)
Reclassification of hedging activities into earnings	(991)	342	(519)	529
Reclassification of pension adjustments into earnings	61	60	132	124
Total other comprehensive income (loss), net of tax	(1,243)	988	(1,760)	323
Comprehensive income (loss)	$4,743	$1,098	$3,064	$(4,344)

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30
	2024	2023
	(In thousands)
Operating activities
Net income (loss)	$4,824	$(4,667)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,628	2,128
Stock compensation expense	3,084	1,759
Other	1,610	(611)
Net changes in operating assets and liabilities:
Trade receivables	49,582	26,393
Inventory	(7,657)	20,390
Other assets	(2,622)	396
Accounts payable	(3,076)	22,240
Other liabilities	(11,302)	(10,768)
Net cash provided by (used for) operating activities	37,071	57,260
Investing activities
Expenditures for property, plant and equipment	(1,540)	(1,486)
Acquisition of business, net of cash acquired	(7,412)	—
Issuance of secured loan	(600)	—
Repayment of secured loan	2,205	—
Other	—	(150)
Net cash provided by (used for) investing activities	(7,347)	(1,636)
Financing activities
Net additions (reductions) to revolving credit agreements	—	(51,058)
Purchase of treasury stock	(4,539)	(575)
Cash dividends paid	(3,144)	(3,008)
Net cash provided by (used for) financing activities	(7,683)	(54,641)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(252)	182
Cash, cash equivalents and restricted cash
Increase (decrease) for the period	21,789	1,165
Balance at the beginning of the period	16,379	1,905
Balance at the end of the period	$38,168	$3,070

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$37,213	$2,071
Restricted cash included in prepaid expenses and other current assets	50	63
Restricted cash included in other non-current assets	905	936
Total cash, cash equivalents and restricted cash	$38,168	$3,070

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands, except per share data)
Balance, January 1, 2024	$112	$36	$70,401	$(12,013)	$99,398	$(10,667)	$147,267
Net income (loss)	—	—	—	—	(1,162)	—	(1,162)
Purchase of treasury stock	—	—	—	(554)	—	—	(554)
Issuance of common stock, net of conversions	2	—	(2)	—	—	—	—
Share-based compensation expense	—	—	1,904	—	—	—	1,904
Cash dividends, $0.11 per share	—	—	—	—	(1,531)	—	(1,531)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,060)	(1,060)
Reclassification adjustment to net income (loss)	—	—	—	—	—	543	543
Balance, March 31, 2024	114	36	72,303	(12,567)	96,705	(11,184)	145,407
Net income (loss)	—	—	—	—	5,986	—	5,986
Purchase of treasury stock	—	—	—	(3,985)	—	—	(3,985)
Share-based compensation expense	—	—	1,180	—	—	—	1,180
Cash dividends, $0.115 per share	—	—	—	—	(1,613)	—	(1,613)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(313)	(313)
Reclassification adjustment to net income (loss)	—	—	—	—	—	(930)	(930)
Balance, June 30, 2024	$114	$36	$73,483	$(16,552)	$101,078	$(12,427)	$145,732

Balance, January 1, 2023	$107	$38	$65,008	$(8,939)	$80,238	$(11,918)	$124,534
Net income (loss)	—	—	—	—	(4,777)	—	(4,777)
Issuance of common stock, net of conversions	4	(2)	(2)	—	—	—	—
Share-based compensation expense	—	—	797	—	—	—	797
Cash dividends, $0.105 per share	—	—	—	—	(1,460)	—	(1,460)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(916)	(916)
Reclassification adjustment to net income (loss)	—	—	—	—	—	251	251
Balance, March 31, 2023	111	36	65,803	(8,939)	74,001	(12,583)	118,429
Net income (loss)	—	—	—	—	110	—	110
Purchase of treasury stock	—	—	—	(575)	—	—	(575)
Share-based compensation expense	—	—	962	—	—	—	962
Cash dividends, $0.11 per share	—	—	—	—	(1,548)	—	(1,548)
Other comprehensive income (loss), net of tax	—	—	—	—	—	586	586
Reclassification adjustment to net income (loss)	—	—	—	—	—	402	402
Balance, June 30, 2023	$111	$36	$66,765	$(9,514)	$72,563	$(11,595)	$118,366

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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

Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the remainder of the year due to the highly seasonal nature of the Company’s primary markets. A majority of revenue and operating profit typically occurs in the second half of the calendar year when sales of products to retailers and consumers historically increase significantly for the fall holiday-selling season.

We maintain a $150.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires on June 30, 2025, within one year after the issuance of these financial statements. Given the market conditions including unfavorable pricing terms, we have not yet completed our refinancing of the HBB Facility and accordingly, all amounts outstanding have been classified as current liabilities. Based on the current status of the refinancing and our history of successfully refinancing our debt, we believe that it is probable that the HBB Facility will be refinanced before its maturity. We believe funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet our operating needs and commitments arising during the next twelve months.

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

U.S. Pension Plan Termination

During 2022, the Board approved the termination of our U.S. defined benefit pension plan (the “Plan”) with an effective date of September 30, 2022. Benefit obligations under the Plan will be settled through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations will be transferred to a third-party insurance company. The Company currently expects that all surplus assets remaining after the Plan termination will be transferred to a qualified replacement plan. The surplus assets as of December 31, 2023 were $12.2 million. The deferred loss of $6.5 million as of June 30, 2024 within Accumulated Other Comprehensive Income will be recognized fully when the plan is terminated or as settlements occur, which would trigger accelerated recognition. The termination process is expected to be completed in the third quarter of 2024.

Accounts payable - Supplier Finance Program

The Company has an agreement with a third-party administrator to provide an accounts payable tracking system which facilitates a participating supplier’s ability to monitor and voluntarily elect to sell payment obligations owed by the Company to the designated third-party financial institution. Participating suppliers can sell one or more of the Company’s payment obligations at their sole discretion. The Company has no economic interest in a supplier’s decision to sell one or more of its payment obligations. The Company’s rights and obligations with respect to such payment obligations, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to sell amounts under these arrangements. The agreement has a limit of $60.0 million in payment obligations ($85.0 million during peak season from August to January). There is no requirement to provide assets pledged as security or other forms of guarantees under the agreement. The Company pays the third-party administrator based upon the original payment terms negotiated with participating suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of June 30, 2024, December 31, 2023 and June 30, 2023, the Company has $56.5 million, $55.0 million and $48.8 million, respectively, in outstanding payment obligations that are presented in Accounts payable on the Consolidated Balance Sheets. Of these totals, the third-party financial institution has made payments to participating suppliers to settle $48.0 million, $48.9 million and $44.9 million, respectively, of our outstanding payment obligations.

NOTE 2—Transfer of Financial Assets
The Company has entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables. These transactions, which are accounted for as sold receivables, result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $40.5 million and $70.6 million of trade receivables during the three and six months ending June 30, 2024, respectively, $29.6 million and $59.3 million of trade receivables during the three and six months ending June 30, 2023, respectively, and $128.7 million during the year ending December 31, 2023. The loss incurred on sold receivables in the consolidated results of operations for the three and six months ended June 30, 2024 and 2023 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows.

NOTE 3—Fair Value Disclosure

The following table presents the Company’s assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	JUNE 30 2024	DECEMBER 31 2023	JUNE 30 2023
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$1,169	$511	$1,067
Long-term	Other non-current assets	3,442	3,501	4,153
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	325	—	—
		$4,936	$4,012	$5,220
Liabilities:
Foreign currency exchange contracts
Current	Other current liabilities	—	538	807
		$—	$538	$807

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

The $150.0 million fair value of the HBB Facility, including book overdrafts, which approximate book value, was determined using current rates offered for similar obligations taking into account the Company’s credit risk, which is Level 2 as defined in the fair value hierarchy.

There were no transfers into or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2024.

NOTE 4—Stockholders’ Equity

Capital Stock

The following table sets forth the Company’s authorized capital stock information:

	JUNE 30 2024	DECEMBER 31 2023	JUNE 30 2023
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000	70,000
Class A Common issued (1)(2)	11,442	11,161	11,094
Treasury Stock (3)	1,127	877	683
Class B Common stock, par value $0.01 per share, convertible into Class A Common stock on a one-for-one basis
Class B Common authorized	30,000	30,000	30,000
Class B Common issued (1)	3,611	3,616	3,629

(1) Class B Common converted to Class A Common were 1 and 5 shares during the three and six months ending June 30, 2024, respectively, and 0 and 215 during the three and six months ending June 30, 2023, respectively.

(2) The Company issued Class A Common of 14 and 276 shares during the three and six months ending June 30, 2024, respectively, and 24 and 216 during the three and six months ending June 30, 2023, respectively.

(3) On March 5, 2024, a total of 30 mandatory cashless-exercise-award shares of Class A Common were surrendered to the Company by the participants of our Executive Long-Term Equity Incentive Compensation Plan (the “Incentive Plan”) in order to satisfy the participants’ tax withholding obligations with respect to shares of Class A Common awarded under the Incentive Plan on March 5, 2024.

Stock Repurchase Program: In November 2023, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting January 1, 2024 and ending December 31, 2025. This program replaced the previous stock repurchase plan that started February 22, 2022 and ended December 31, 2023. During the three and six months ended June 30, 2024, the Company repurchased 220,212 shares at prevailing market prices for an aggregate purchase price of $4.0 million. During the three and six months ended June 30, 2023, the Company repurchased 56,973 shares at prevailing market prices for an aggregate purchase price of $0.6 million. During the year ended December 31, 2023, the Company repurchased 250,772 shares for an aggregate purchase price of $3.1 million. As of June 30, 2024, the Company had $21.0 million remaining authorized for repurchase.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

Balance, January 1, 2024	$(6,412)	$2,424	$(6,679)	$(10,667)
Other comprehensive income (loss)	(1,097)	29	—	(1,068)
Reclassification adjustment to net income (loss)	—	647	94	741
Tax effects	—	(167)	(23)	(190)
Balance, March 31, 2024	(7,509)	2,933	(6,608)	(11,184)
Other comprehensive income (loss)	(1,868)	2,104	—	236
Reclassification adjustment to net income (loss)	—	(1,325)	83	(1,242)
Tax effects	—	(215)	(22)	(237)
Balance, June 30, 2024	$(9,377)	$3,497	$(6,547)	$(12,427)

Balance, January 1, 2023	$(8,924)	$4,158	$(7,152)	$(11,918)
Other comprehensive income (loss)	715	(1,881)	—	(1,166)
Reclassification adjustment to net income (loss)	—	252	87	339
Tax effects	(194)	379	(23)	162
Balance, March 31, 2023	(8,403)	2,908	(7,088)	(12,583)
Other comprehensive income (loss)	425	(59)	—	366
Reclassification adjustment to net income (loss)	—	465	83	548
Tax effects	186	(89)	(23)	74
Balance, June 30, 2023	$(7,792)	$3,225	$(7,028)	$(11,595)

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

Most of the Company’s products are not sold with a general right of return. Subject to certain terms and conditions, however, the Company will agree to accept a portion of products sold that, based on historical experience, are estimated to be returned for reasons such as product failure and excess inventory stocked by the customer. Product returns, customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives are accounted for as variable consideration.

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

The following table sets forth Company’s revenue on a disaggregated basis for the three and six months ended June 30:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2024	2023	2024	2023
Type of good or service:
Consumer products	$139,785	$122,561	$252,535	$235,993
Commercial products	14,420	13,671	27,873	27,075
Licensing	1,345	877	2,960	2,293
Leasing	690	—	1,149	—
Total revenues	$156,240	$137,109	$284,517	$265,361

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

As of June 30, 2024, December 31, 2023 and June 30, 2023, the Company had accrued undiscounted obligations of $3.2 million, $3.4 million and $3.5 million, respectively, for environmental investigation and remediation activities. The Company estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.5 million related to the environmental investigation and remediation at these sites. As of June 30, 2024, the Company has $1.0 million, classified as restricted cash, associated with reimbursement of environmental investigation and remediation costs from a responsible party in exchange for release from all future obligations for one site. Additionally, the Company has a $1.2 million asset associated with the reimbursement of costs associated with two sites.

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

The effective tax rate was 33.2% and 50.9% on income for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate was lower in the three months ended June 30, 2024 due to a decrease in unfavorable discrete items, partially offset by a valuation allowance on foreign losses.

The effective tax rate was 37.2% on income and 23.7% on loss for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate was higher for the six months ended June 30, 2024 due to a valuation allowance on foreign losses subject to a foreign statutory rate lower than the US tax rate.

NOTE 8—Acquisitions

On February 2, 2024, we completed the acquisition of HealthBeacon PLC (“HealthBeacon”), a medical technology firm and strategic partner of the Company, for €6.9 million (approximately $7.5 million). The transaction was funded with cash on hand.

The acquisition of HealthBeacon was accounted for as a business combination using the acquisition method of accounting. The results of operations for HealthBeacon are included in the accompanying Consolidated Statements of Operations from the acquisition date (February 2, 2024) until June 30, 2024. HealthBeacon had $0.8 million and $1.4 million in revenue and $1.5 million and $2.6 million in operating loss that was included in our consolidated financial statements for the three and six months ended June 30, 2024, respectively. Pro forma financial information has not been presented, as revenue and expenses related to the acquisition do not have a material impact on the Company’s unaudited consolidated financial statements.

The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2024, the purchase price allocation for HealthBeacon is preliminary as we assess and gather additional information regarding the fair value of the assets acquired and liabilities assumed as of the acquisition date. We may revise our preliminary estimates during the measurement period as third-party valuations are finalized, additional information becomes available and as additional analyses are performed. These differences could have a material impact on our results of operations and financial position.

The valuations of property, plant and equipment and intangible assets were updated in the second quarter of 2024. Property, plant, and equipment decreased by $0.8 million and intangible assets decreased by less than $0.1 million resulting in $0.8 million of goodwill.

During the three and six months ended June 30, 2024, we incurred transaction costs of approximately $0.1 million and $1.1 million, respectively, which are included in Selling, general and administrative expenses.

The following table presents the preliminary value of assets acquired and liabilities assumed and will be finalized pending completion of purchase accounting matters:

Preliminary Fair Values as of February 2, 2024
Cash and cash equivalents	$147
Current assets	1,452
Property, plant and equipment, net	6,634
Goodwill	847
Other intangible assets, net	1,111
Total assets acquired	10,191
Liabilities, current	2,016
Liabilities, non-current	616
Total liabilities acquired	2,632
Purchase Price	$7,559

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

Second Quarter of 2024 Compared with Second Quarter of 2023

	THREE MONTHS ENDED JUNE 30
					Increase / (Decrease)
	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Revenue	$156,240	100.0%	$137,109	100.0%	$19,131	14.0%
Cost of sales	115,744	74.1%	109,693	80.0%	6,051	5.5%
Gross profit	40,496	25.9%	27,416	20.0%	13,080	47.7%
Selling, general and administrative expenses	30,397	19.5%	26,640	19.4%	3,757	14.1%
Amortization of intangible assets	143	0.1%	50	—%	93	186.0%
Operating profit (loss)	9,956	6.4%	726	0.5%	9,230	1,271.3%
Interest expense, net	115	0.1%	773	0.6%	(658)	(85.1)%
Other expense (income), net	883	0.6%	(271)	(0.2)%	1,154	(425.8)%
Income (loss) before income taxes	8,958	5.7%	224	0.2%	8,734	3,899.1%
Income tax expense (benefit)	2,972	1.9%	114	0.1%	2,858	2,507.0%
Net income (loss)	$5,986	3.8%	$110	0.1%	$5,876	5,341.8%

Effective income tax rate	33.2%	50.9%

The following table identifies the components of the change in revenue:

Revenue
2023	$137,109
Increase (decrease) from:
Unit volume and product mix	26,180
Average sales price	(7,265)
Foreign currency	216
2024	$156,240

Revenue - Revenue increased $19.1 million or 14.0% increase compared to the prior year due to increased unit volume and a more favorable product mix primarily driven by increased revenue in the US Consumer market. Additionally, sales increased in the Latin American and Mexican Consumer and Global Commercial markets, while sales decreased in the Canadian Consumer market.

Gross profit - As a percentage of revenue, gross profit margin increased to 25.9% compared to 20.0% in the prior year primarily due to lower product costs and a favorable product mix.

Selling, general and administrative expenses - Selling, general and administrative expenses increased by $3.8 million compared to the second quarter of 2023. The increase was primarily due to the addition of HealthBeacon’s selling, general and administrative expenses as well as overall increases in employee-related costs and advertising expenses.

Interest expense, net - Interest expense, net decreased $0.7 million due to decreased average borrowings outstanding under the HBB Facility and lower interest rates compared to the second quarter of 2023.

Other expense (income), net - Other expense (income), net includes currency losses of $0.6 million in the current year compared to currency gains of $0.4 million in the prior year.

Income tax expense (benefit) - The effective tax rate on income was 33.2% and 50.9% for three months ended June 30, 2024 and 2023, respectively. The effective tax rate was lower in the three months ended June 30, 2024 due to a decrease in unfavorable discrete items, partially offset by a valuation allowance on foreign losses.

First Six Months of 2024 Compared with First Six Months of 2023

	SIX MONTHS ENDED JUNE 30
	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Revenue	$284,517	100.0%	$265,361	100.0%	$19,156	7.2%
Cost of sales	213,967	75.2%	217,035	81.8%	(3,068)	(1.4)%
Gross profit	70,550	24.8%	48,326	18.2%	22,224	46.0%
Selling, general and administrative expenses	61,344	21.6%	52,559	19.8%	8,785	16.7%
Amortization of intangible assets	193	0.1%	100	—%	93	93.0%
Operating profit (loss)	9,013	3.2%	(4,333)	(1.6)%	13,346	(308.0)%
Interest expense, net	271	0.1%	2,042	0.8%	(1,771)	(86.7)%
Other expense (income), net	1,056	0.4%	(255)	(0.1)%	1,311	(514.1)%
Income (loss) before income taxes	7,686	2.7%	(6,120)	(2.3)%	13,806	(225.6)%
Income tax expense (benefit)	2,862	1.0%	(1,453)	(0.5)%	4,315	(297.0)%
Net income (loss)	$4,824	1.7%	$(4,667)	(1.8)%	$9,491	(203.4)%

Effective income tax rate	37.2%	23.7%

The following table identifies the components of the change in revenue:

Revenue
2023	$265,361
Increase (decrease) from:
Unit volume and product mix	38,340
Average sales price	(20,220)
Foreign currency	1,036
2024	$284,517

Revenue - Revenue increased by $19.2 million compared to the prior year due to increased unit volume and a more favorable product mix primarily driven by increased revenue in the US Consumer market. Additionally, sales increased in the Latin American and Mexican Consumer and Global Commercial markets, while sales decreased in the Canadian Consumer market.

Gross profit - Gross profit margin increased to 24.8% from 18.2% primarily due to lower product costs and a favorable product mix.

Selling, general and administrative expenses - Selling, general and administrative expenses increased $8.8 million compared to 2023. The increase was primarily due to the addition of HealthBeacon’s selling, general and administrative expenses along with $1.1 million of transaction costs, an increase in employee-related costs including non-cash stock incentive compensation due to stock price appreciation, and increased advertising expenses.

Interest expense, net - Interest expense, net decreased $1.8 million due to decreased average borrowings outstanding under the HBB Facility, and lower interest rates compared to 2023.

Other expense (income), net - Other expense (income), net includes currency losses of $0.7 million in the current year compared to currency gains of $0.5 million in the prior year.

Income tax expense (benefit) - The effective tax rate was 37.2% compared to 23.7% in the prior year. The effective tax rate was higher for the six months ended June 30, 2024 due to a valuation allowance on foreign losses subject to a foreign statutory rate lower than the US tax rate.
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

The HBB Facility expires on June 30, 2025, within one year after the issuance of these financial statements. Given the market conditions including unfavorable pricing terms, we have not yet completed our refinancing of the HBB Facility and accordingly, all amounts outstanding have been classified as current liabilities. Based on the current status of the refinancing and our history of successfully refinancing our debt, we believe that it is probable that the HBB Facility will be refinanced before its maturity. We believe funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet our operating needs and commitments arising during the next twelve months.

The following table presents selected cash flow information:

	SIX MONTHS ENDED JUNE 30
	2024	2023
Net cash provided by (used for) operating activities	$37,071	$57,260
Net cash provided by (used for) investing activities	$(7,347)	$(1,636)
Net cash provided by (used for) financing activities	$(7,683)	$(54,641)

Operating activities - Net cash provided by operating activities was $37.1 million compared to $57.3 million in the prior year. Net working capital provided cash of $38.8 million in 2024 compared to cash provided of $69.0 million in 2023. The 2024 and 2023 periods benefited from a continued focus on collections initiatives that led to improvements in days sales outstanding (DSO). The 2023 period benefited from significant excess inventory reduction activities.

Investing activities - Net cash used for investing activities in 2024 increased compared to 2023 related primarily to the acquisition of HealthBeacon offset by the extinguishment of our secured loan to HealthBeacon in the first quarter of 2024 which provided net cash of $1.6 million.
Financing activities - Net cash used for financing activities was $7.7 million in 2024 compared to net cash used for financing activities of $54.6 million in 2023. The change is due to a decrease in HBB’s net borrowing activity on the HBB Facility.

Capital Resources

The HBB Facility expires on June 30, 2025. The entire outstanding balance has been classified as a current liability due to the fact the facility expires within one year and has not yet been refinanced. The Company does not expect to make voluntary repayments under the HBB Facility within the next twelve months as the rate of return to invest excess cash exceeds the average interest rate of the HBB Facility. A material decrease in interest rates could cause us to re-evaluate.

The obligations under the HBB Facility are secured by substantially all of HBB’s assets. As of June 30, 2024, the borrowing base under the HBB Facility was $124.2 million and borrowings outstanding were $50.0 million. As of June 30, 2024, the excess availability under the HBB Facility was $74.2 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, SOFR or bankers’ acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective June 30, 2024, for base rate loans and SOFR loans denominated in U.S. dollars were 0.0% and 1.55%, respectively. The applicable margins, effective June 30, 2024, for base rate loans and bankers’ acceptance loans denominated in Canadian dollars were 0.0% and 1.55%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the six months ended June 30, 2024 was 3.17% including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. We have interest rate swaps with notional values totaling $50.0 million as of June 30, 2024 at an average fixed interest rate of 1.59%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends, subject to achieving availability thresholds. Dividends are not to exceed $7.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $18.0 million. Dividend amounts are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $30.0 million. The HBB Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. As of June 30, 2024, we were in compliance with all financial covenants in the HBB Facility.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

We enter into certain financing arrangements that require interest payments based on floating interest rates. As such, our financial results are subject to changes in the market rate of interest. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of our floating rate financing arrangements. We do not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate.

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. We assume that a loss in fair value is an increase in our receivables. The fair value of the Company’s interest rate swap agreements was an asset of $4.6 million as of June 30, 2024. A hypothetical 10% relative decrease in interest rates would cause a decrease of $0.2 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% relative increase in interest rates would cause an increase of $0.2 million in the fair value of interest rate swap agreements. Neither would have a material impact to the Company’s interest expense, net of $0.3 million for the six months ended June 30, 2024.

FOREIGN CURRENCY EXCHANGE RATE RISK

We operate internationally through our foreign operating subsidiaries and enters into transactions denominated in foreign currencies, principally the Canadian dollar, the Mexican peso and, to a lesser extent, the Chinese yuan, Brazilian real and the European Union euro. As such, our financial results are subject to the variability that arises from exchange rate movements. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. The potential impact of currency fluctuation increases as international expansion increases.

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

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. We assume that a loss in fair value is either a decrease to our assets or an increase to our liabilities. The fair value of our foreign currency exchange contracts was a net receivable of $0.3 million as of June 30, 2024. Assuming a hypothetical 10% weakening of the U.S. dollar as of June 30, 2024, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.6 million compared with its fair value as of June 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Company management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes, except as noted below, in the Company’s internal control over financial reporting identified during the quarter ended June 30, 2024, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 April 1 to 30, 2024	—	$—	—	$25,000,000
Month #2 May 1 to 31, 2024	117,729	$18.46	117,729	$22,827,298
Month #3 June 1 to 30, 2024	102,483	$17.68	102,483	$21,015,285
	220,212	$18.09	220,212	$21,015,285

(1) In November 2023, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting January 1, 2024 and ending December 31, 2025.

During the three and six months ended June 30, 2024, the Company repurchased 220,212 shares at prevailing market prices for an aggregate purchase price of $4.0 million. During the three and six months ended June 30, 2023, the Company repurchased 56,973 shares at prevailing market prices for an aggregate purchase price of $0.6 million. During the year ended December 31, 2023, the Company repurchased 250,772 shares for an aggregate purchase price of $3.1 million.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None of the Company’s directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended June 30, 2024.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

3.1
Amendment to the Amended and Restated Certificate of Incorporation of Hamilton Beach Brands Holding Company is incorporated by reference to Exhibit 3.1 to Hamilton Beach Brands Holding Company’s Current Report on Form 8-K, filed by the Company on May 13, 2024, Commission File Number 001-38214.

10.1
Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, amended and restated effective March 1, 2024 is incorporated by reference to Exhibit 4.4 to the Hamilton Beach Brands Holding Company’s Registration Statement on Form S-8, filed by the Company on May 9, 2024, Commission File Number 333-279263.

10.2
Hamilton Beach Brands Holding Company Non-Employee Directors’ Equity Compensation Plan, amended and restated effective May 9, 2024 is incorporated by reference to Exhibit 4.4 to the Hamilton Beach Brands Holding Company’s Registration Statement on Form S-8, filed by the Company on May 9, 2024, Commission File Number 333-279260.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	July 31, 2024	/s/ Sally M. Cunningham
Sally M. Cunningham
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)