Form 10-Q
period 2024-09-30
Hamilton Beach Brands Holding Co
filed 2024-10-30
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding as of October 25, 2024: 10,098,373
Number of shares of Class B Common Stock outstanding as of October 25, 2024: 3,606,543

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30 2024	DECEMBER 31 2023	SEPTEMBER 30 2023
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$22,602	$15,370	$1,624
Trade receivables, net	99,049	135,434	102,178
Inventory	164,802	126,554	160,237
Prepaid expenses and other current assets	18,912	9,457	14,417
Total current assets	305,365	286,815	278,456
Property, plant and equipment, net	35,238	27,401	27,493
Right-of-use lease assets	36,627	39,423	40,590
Goodwill	7,099	6,253	6,253
Other intangible assets, net	2,179	1,292	1,342
Deferred income taxes	2,187	2,581	2,577
Deferred costs	15,434	14,613	14,419
Other non-current assets	4,540	6,324	7,790
Total assets	$408,669	$384,702	$378,920
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$128,489	$99,704	$116,124
Revolving credit agreements	50,000	—	—
Accrued compensation	12,622	14,948	11,025
Accrued product returns	6,616	6,232	5,801
Lease liabilities	5,584	6,155	6,136
Other current liabilities	10,130	12,549	12,776
Total current liabilities	213,441	139,588	151,862
Revolving credit agreements	—	50,000	51,276
Lease liabilities, non-current	39,528	41,937	43,303
Other long-term liabilities	5,749	5,910	4,659
Total liabilities	258,718	237,435	251,100
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—	—
Class A Common stock	115	112	112
Class B Common stock	36	36	36
Capital in excess of par value	77,779	70,401	68,180
Treasury stock	(21,878)	(12,013)	(10,409)
Retained earnings	101,430	99,398	81,362
Accumulated other comprehensive loss	(7,531)	(10,667)	(11,461)
Total stockholders’ equity	149,951	147,267	127,820
Total liabilities and stockholders’ equity	$408,669	$384,702	$378,920

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2024	2023	2024	2023
	(In thousands, except per share data)		(In thousands, except per share data)
Revenue	$156,667	$153,614	$441,184	$418,975
Cost of sales	112,765	113,548	326,732	330,583
Gross profit	43,902	40,066	114,452	88,392
Selling, general and administrative expenses	33,251	25,591	94,595	78,150
Amortization of intangible assets	31	50	224	150
Operating profit (loss)	10,620	14,425	19,633	10,092
Interest expense, net	59	592	330	2,634
Pension termination expense	7,595	—	7,595	—
Other expense (income), net	298	645	1,354	390
Income (loss) before income taxes	2,668	13,188	10,354	7,068
Income tax expense (benefit)	732	2,848	3,594	1,395
Net income (loss)	$1,936	$10,340	$6,760	$5,673

Basic and diluted earnings (loss) per share	$0.14	$0.74	$0.48	$0.40

Basic weighted average shares outstanding	13,852	14,025	14,042	14,060
Diluted weighted average shares outstanding	13,863	14,050	14,056	14,085

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Net income (loss)	$1,936	$10,340	$6,760	$5,673
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(516)	(661)	(3,481)	(182)
(Loss) gain on long-term intra-entity foreign currency transactions	—	—	—	653
Cash flow hedging activity	(741)	249	851	(1,213)
Reclassification of hedging activities into earnings	(237)	473	(756)	1,002
Pension plan adjustment	695	—	695	—
Reclassification related to pension termination activity into earnings	5,658	—	5,658	—
Reclassification of pension adjustments into earnings	37	73	169	197
Total other comprehensive income (loss), net of tax	4,896	134	3,136	457
Comprehensive income (loss)	$6,832	$10,474	$9,896	$6,130

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2024	2023
	(In thousands)
Operating activities
Net income (loss)	$6,760	$5,673
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	3,744	3,078
Stock compensation expense	7,381	3,175
Pension termination expense	7,595	—
Other	3,206	(172)
Net changes in operating assets and liabilities:
Trade receivables	34,599	13,678
Inventory	(43,687)	(3,379)
Other assets	(3,321)	2,333
Accounts payable	29,425	54,013
Other liabilities	(10,525)	(9,716)
Net cash provided by (used for) operating activities	35,177	68,683
Investing activities
Expenditures for property, plant and equipment	(2,347)	(2,286)
Acquisition of business, net of cash acquired	(7,412)	—
Issuance of secured loan	(600)	—
Repayment of secured loan	2,205	—
Purchase of U.S. Treasury bill	(4,884)	—
Other	—	(150)
Net cash provided by (used for) investing activities	(13,038)	(2,436)
Financing activities
Net additions (reductions) to revolving credit agreements	—	(59,650)
Purchase of treasury stock	(9,865)	(1,470)
Cash dividends paid	(4,728)	(4,549)
Net cash provided by (used for) financing activities	(14,593)	(65,669)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(390)	81
Cash, cash equivalents and restricted cash
Increase (decrease) for the period	7,156	659
Balance at the beginning of the period	16,379	1,905
Balance at the end of the period	$23,535	$2,564

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$22,602	$1,624
Restricted cash included in prepaid expenses and other current assets	63	24
Restricted cash included in other non-current assets	870	916
Total cash, cash equivalents and restricted cash	$23,535	$2,564

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands, except per share data)
Balance, January 1, 2024	$112	$36	$70,401	$(12,013)	$99,398	$(10,667)	$147,267
Net income (loss)	—	—	—	—	(1,162)	—	(1,162)
Purchase of treasury stock	—	—	—	(554)	—	—	(554)
Issuance of common stock, net of conversions	2	—	(2)	—	—	—	—
Share-based compensation expense	—	—	1,904	—	—	—	1,904
Cash dividends, $0.11 per share	—	—	—	—	(1,531)	—	(1,531)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,060)	(1,060)
Reclassification adjustment to net income (loss)	—	—	—	—	—	543	543
Balance, March 31, 2024	114	36	72,303	(12,567)	96,705	(11,184)	145,407
Net income (loss)	—	—	—	—	5,986	—	5,986
Purchase of treasury stock	—	—	—	(3,985)	—	—	(3,985)
Share-based compensation expense	—	—	1,180	—	—	—	1,180
Cash dividends, $0.115 per share	—	—	—	—	(1,613)	—	(1,613)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(313)	(313)
Reclassification adjustment to net income (loss)	—	—	—	—	—	(930)	(930)
Balance, June 30, 2024	114	36	73,483	(16,552)	101,078	(12,427)	145,732
Net income (loss)	—	—	—	—	1,936	—	1,936
Purchase of treasury stock	—	—	—	(5,326)	—	—	(5,326)
Issuance of common stock, net of conversions	1	—	(1)	—	—	—	—
Share-based compensation expense	—	—	4,297	—	—	—	4,297
Cash dividends, $0.115 per share	—	—	—	—	(1,584)	—	(1,584)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(562)	(562)
Reclassification adjustment to net income	—	—	—	—	—	5,458	5,458
Balance, September 30, 2024	$115	$36	$77,779	$(21,878)	$101,430	$(7,531)	$149,951

Balance, January 1, 2023	$107	$38	$65,008	$(8,939)	$80,238	$(11,918)	$124,534
Net income (loss)	—	—	—	—	(4,777)	—	(4,777)
Issuance of common stock, net of conversions	4	(2)	(2)	—	—	—	—
Share-based compensation expense	—	—	797	—	—	—	797
Cash dividends, $0.105 per share	—	—	—	—	(1,460)	—	(1,460)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(916)	(916)
Reclassification adjustment to net income (loss)	—	—	—	—	—	251	251
Balance, March 31, 2023	111	36	65,803	(8,939)	74,001	(12,583)	118,429
Net income (loss)	—	—	—	—	110	—	110
Purchase of treasury stock	—	—	—	(575)	—	—	(575)
Share-based compensation expense	—	—	962	—	—	—	962
Cash dividends, $0.11 per share	—	—	—	—	(1,548)	—	(1,548)
Other comprehensive income (loss), net of tax	—	—	—	—	—	586	586
Reclassification adjustment to net income (loss)	—	—	—	—	—	402	402
Balance, June 30, 2023	111	36	66,765	(9,514)	72,563	(11,595)	118,366
Net income (loss)	—	—	—	—	10,340	—	10,340
Issuance of common stock, net of conversions	1	—	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	(895)	—	—	(895)
Share-based compensation expense	—	—	1,416	—	—	—	1,416
Cash dividends, $0.11 per share	—	—	—	—	(1,541)	—	(1,541)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(412)	(412)
Reclassification adjustment to net loss	—	—	—	—	—	546	546
Balance, September 30, 2023	$112	$36	$68,180	$(10,409)	$81,362	$(11,461)	$127,820

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the remainder of the year due to the highly seasonal nature of the Company’s primary markets. A majority of revenue and operating profit typically occurs in the second half of the calendar year when sales of products to retailers and consumers historically increase significantly for the fall holiday-selling season.

We maintain a $150.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires on June 30, 2025, within one year after the issuance of these financial statements. We have not yet completed our refinancing of the HBB Facility and, accordingly, all amounts outstanding have been classified as current liabilities. Based on the status of the refinancing and our history of successfully refinancing our debt, we believe that it is probable that the HBB Facility will be refinanced before its maturity. We believe funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet our operating needs and commitments arising during the next twelve months.

Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements on an annual and interim basis. The amendments are effective for the annual period ending December 31, 2024, and the interim periods thereafter. Early adoption is permitted. Updates should be applied retrospectively to all prior periods presented in the financial statements. Adoption of this ASU may result in additional disclosure, but it will not impact the Company’s consolidated financial position, results of operations or cash flows.

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

U.S. Pension Plan Termination

During 2022, the Board approved the termination of our U.S. defined benefit pension plan (the “U.S. Pension Plan”) with an effective date of September 30, 2022. During the third quarter of 2024, the Company remeasured the U.S. Pension Plan since benefit obligations were settled through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract in August 2024, under which future benefit obligations were transferred to a third-party insurance company. The remaining benefit obligations through October 2024 will be settled during the fourth quarter of 2024. The remaining balance as of September 30, 2024 is a deferred loss of $0.1 million within Accumulated Other Comprehensive Income. The Company currently expects that all surplus assets remaining after the U.S. Pension Plan termination will be transferred to a qualified replacement plan once all remaining benefit obligations are settled. The surplus assets as of the remeasurement date of August 31, 2024 were $13.3 million which are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. The remeasurement resulted in pre-tax settlement charges of $7.6 million ($5.7 million post-tax) during the three months ended September 30, 2024, which were released from Accumulated Other Comprehensive Income into earnings and are included within Pension termination expense on the Consolidated Statements of Operations.

Accounts payable - Supplier Finance Program

The Company has an agreement with a third-party administrator to provide an accounts payable tracking system which facilitates a participating supplier’s ability to monitor and voluntarily elect to sell payment obligations owed by the Company to the designated third-party financial institution. Participating suppliers can sell one or more of the Company’s payment obligations at their sole discretion. The Company has no economic interest in a supplier’s decision to sell one or more of its payment obligations. The Company’s rights and obligations with respect to such payment obligations, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to sell amounts under these arrangements. The agreement has a limit of $60.0 million in payment obligations ($85.0 million during peak season from August to January). There is no requirement to provide assets pledged as security or other forms of guarantees under the agreement. The Company pays the third-party administrator based upon the original payment terms negotiated with participating suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of September 30, 2024, December 31, 2023 and September 30, 2023, the Company has $70.1 million, $55.0 million and $72.8 million, respectively, in outstanding payment obligations that are presented in Accounts payable on the Consolidated Balance Sheets. Of these totals, the third-party financial institution has made payments to participating suppliers to settle $60.8 million, $48.9 million and $63.8 million, respectively, of our outstanding payment obligations.

U.S. Treasury Bills

During the third quarter of 2024, the Company invested $9.8 million of excess cash on hand into two U.S. Treasury Bills with original maturities of three and six months. U.S. Treasury Bills with an original maturity of 3 months or less are included within cash and cash equivalents on the Consolidated Balance Sheets and those greater than 3 months but less than one year are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. The Company has classified these U.S. Treasury Bills as held-to-maturity as it intends to hold these securities until maturity. Held-to-maturity debt securities are recorded at amortized cost. Discounts from and premiums to par value on held-to-maturity debt securities are accreted/amortized into interest income over the life of the respective security using the effective interest method. The Company evaluates for other than temporary impairment on an ongoing basis. No impairment has been recognized for investments in debt securities for any period presented. As of September 30, 2024, the amortized cost and net carrying value of the securities recognized in cash and cash equivalents and prepaid expenses and other current assets were $5.0 million and $4.9 million, respectively.

NOTE 2—Transfer of Financial Assets
The Company has entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables. These transactions, which are accounted for as sold receivables, result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $33.5 million and $104.1 million of trade receivables during the three and nine months ending September 30, 2024, respectively, $30.7 million and $90.0 million of trade receivables during the three and nine months ending September 30, 2023, respectively, and $128.7 million during the year ending December 31, 2023. The loss incurred on sold receivables in the consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows.

NOTE 3—Fair Value Disclosure

The following table presents the Company’s assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	SEPTEMBER 30 2024	DECEMBER 31 2023	SEPTEMBER 30 2023
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$798	$511	$929
Long-term	Other non-current assets	2,141	3,501	4,977
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	614	—	87
		$3,553	$4,012	$5,993
Liabilities:
Foreign currency exchange contracts
Current	Other current liabilities	77	538	331
		$77	$538	$331

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

Other Fair Value Measurement Disclosures

The carrying amounts of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturities of these instruments, with the exception of U.S. Treasury bills classified as cash and cash equivalents which are measured at amortized cost.

The $150.0 million fair value of the HBB Facility, including book overdrafts, which approximate book value, was determined using current rates offered for similar obligations taking into account the Company’s credit risk, which is Level 2 as defined in the fair value hierarchy.

There were no transfers into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2024.

NOTE 4—Stockholders’ Equity

Capital Stock

The following table sets forth the Company’s authorized capital stock information:

	SEPTEMBER 30 2024	DECEMBER 31 2023	SEPTEMBER 30 2023
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000	70,000
Class A Common issued (1)(2)	11,459	11,161	11,126
Treasury Stock (3)	1,349	877	766
Class B Common stock, par value $0.01 per share, convertible into Class A Common stock on a one-for-one basis
Class B Common authorized	30,000	30,000	30,000
Class B Common issued (1)	3,608	3,616	3,625

(1) Class B Common converted to Class A Common were 3 and 8 shares during the three and nine months ending September 30, 2024, respectively, and 4 and 219 during the three and nine months ending September 30, 2023, respectively.

(2) The Company issued Class A Common of 14 and 290 shares during the three and nine months ending September 30, 2024, respectively, and 28 and 244 during the three and nine months ending September 30, 2023, respectively.

(3) On March 5, 2024, a total of 30 mandatory cashless-exercise-award shares of Class A Common were surrendered to the Company by the participants of our Executive Long-Term Equity Incentive Compensation Plan (the “Incentive Plan”) in order to satisfy the participants’ tax withholding obligations with respect to shares of Class A Common awarded under the Incentive Plan on March 5, 2024.

Stock Repurchase Program: In November 2023, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting January 1, 2024 and ending December 31, 2025. This program replaced the previous stock repurchase plan that started February 22, 2022 and ended December 31, 2023. During the three and nine months ended September 30, 2024, the Company repurchased 221,529 and 441,741 shares, respectively, at prevailing market prices for an aggregate purchase price of $5.3 million and $9.3 million, respectively. During the three and nine months ended September 30, 2023, the Company repurchased 82,676 and 139,649 shares, respectively, at prevailing market prices for an aggregate purchase price of $0.9 million and $1.5 million, respectively. During the year ended December 31, 2023, the Company repurchased 250,772 shares for an aggregate purchase price of $3.1 million. As of September 30, 2024, the Company had $15.7 million remaining authorized for repurchase.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

Balance, January 1, 2024	$(6,412)	$2,424	$(6,679)	$(10,667)
Other comprehensive income (loss)	(1,097)	29	—	(1,068)
Reclassification adjustment to net income (loss)	—	647	94	741
Tax effects	—	(167)	(23)	(190)
Balance, March 31, 2024	(7,509)	2,933	(6,608)	(11,184)
Other comprehensive income (loss)	(1,868)	2,104	—	236
Reclassification adjustment to net income (loss)	—	(1,325)	83	(1,242)
Tax effects	—	(215)	(22)	(237)
Balance, June 30, 2024	(9,377)	3,497	(6,547)	(12,427)
Other comprehensive income (loss)	(516)	(944)	932	(528)
Reclassification adjustment to net income (loss)	—	(310)	7,649	7,339
Tax effects	—	276	(2,191)	(1,915)
Balance, September 30, 2024	$(9,893)	$2,519	$(157)	$(7,531)

Balance, January 1, 2023	$(8,924)	$4,158	$(7,152)	$(11,918)
Other comprehensive income (loss)	715	(1,881)	—	(1,166)
Reclassification adjustment to net income (loss)	—	252	87	339
Tax effects	(194)	379	(23)	162
Balance, March 31, 2023	(8,403)	2,908	(7,088)	(12,583)
Other comprehensive income (loss)	425	(59)	—	366
Reclassification adjustment to net income (loss)	—	465	83	548
Tax effects	186	(89)	(23)	74
Balance, June 30, 2023	(7,792)	3,225	(7,028)	(11,595)
Other comprehensive income (loss)	(661)	329	—	(332)
Reclassification adjustment to net income (loss)	—	648	95	743
Tax effects	—	(255)	(22)	(277)
Balance, September 30, 2023	$(8,453)	$3,947	$(6,955)	$(11,461)

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

Commercial product revenue consists of sales of products for restaurants, fast-food chains, bars and hotels. Approximately two-thirds of the Company’s commercial sales is in the U.S. and the remaining is in markets across the globe.

License revenue
From time to time, the Company enters into exclusive and non-exclusive licensing agreements which grant the right to use certain of the Company’s intellectual property (“IP”) in connection with designing, manufacturing, distributing, advertising, promoting and selling the licensees’ products during the term of the agreement. The IP that is licensed generally consists of trademarks, trade names, patents, trade dress, logos and/or products (the “Licensed IP”). In exchange for granting the right to use the Licensed IP, the Company receives a royalty payment, which is a function of (1) the total net sales of products that use the Licensed IP and (2) the royalty percentage that is stated in the licensing agreement. The Company recognizes revenue at the later of when the subsequent sales occur or when the performance obligation is satisfied over time. Additionally, the Company enters into agreements which grant the right to use software for healthcare management. The Company receives a license payment which is recognized when the performance obligation is satisfied over time or as usage occurs based on the contract with the customer.

Lease revenue
The Company leases connected devices to specialty pharmacy networks and pharmaceutical companies and is accounted for under Accounting Standards Codification 842, Leases as operating leases.

The following table sets forth Company’s revenue on a disaggregated basis for the three and nine months ended September 30:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2024	2023	2024	2023
Type of good or service:
Consumer products	$141,862	$138,849	$394,397	$374,842
Commercial products	12,041	13,159	39,914	40,234
Licensing	1,841	1,606	4,801	3,899
Leasing	923	—	2,072	—
Total revenues	$156,667	$153,614	$441,184	$418,975

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

As of September 30, 2024, December 31, 2023 and September 30, 2023, the Company had accrued undiscounted obligations of $3.5 million, $3.4 million and $3.4 million, respectively, for environmental investigation and remediation activities. The Company estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.7 million related to the environmental investigation and remediation at these sites. As of September 30, 2024, the Company has $0.9 million, classified as restricted cash, associated with reimbursement of environmental investigation and remediation costs from a responsible party in exchange for release from all future obligations for one site. Additionally, the Company has a $1.6 million asset associated with the reimbursement of costs associated with two sites.

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

The effective tax rate was 27.4% and 21.6% for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate was higher in the three months ended September 30, 2024 due to a valuation allowance on foreign losses in the current year and a tax benefit on foreign income in the prior year that did not recur.

The effective tax rate was 34.7% and 19.7% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate was higher for the nine months ended September 30, 2024 due to a valuation allowance on foreign losses in the current year and tax benefits on foreign income and credits in the prior year that did not recur.

NOTE 8—Acquisitions

On February 2, 2024, we completed the acquisition of HealthBeacon PLC (“HealthBeacon”), a medical technology firm and strategic partner of the Company, for €6.9 million (approximately $7.5 million). The transaction was funded with cash on hand.

The acquisition of HealthBeacon was accounted for as a business combination using the acquisition method of accounting. The results of operations for HealthBeacon are included in the accompanying Consolidated Statements of Operations from the acquisition date until September 30, 2024. HealthBeacon had $1.2 million and $2.6 million in revenue and $1.1 million and $3.7 million in operating loss that was included in our consolidated financial statements for the three and nine months ended September 30, 2024, respectively. Pro forma financial information has not been presented, as revenue and expenses related to the acquisition do not have a material impact on the Company’s unaudited consolidated financial statements.

The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2024, the purchase price allocation for HealthBeacon is preliminary as we assess and gather additional information regarding the fair value of the assets acquired and liabilities assumed as of the acquisition date. We may revise our preliminary estimates during the measurement period as third-party valuations are finalized, additional information becomes available and as additional analyses are performed.

There were no adjustments as allowed within the measurement period during the three months ended September 30, 2024.

During the three and nine months ended September 30, 2024, we incurred transaction costs of approximately $0.2 million and $1.3 million, respectively, which are included in Selling, general and administrative expenses.

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

Third Quarter of 2024 Compared with Third Quarter of 2023

	THREE MONTHS ENDED SEPTEMBER 30
					Increase / (Decrease)
	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Revenue	$156,667	100.0%	$153,614	100.0%	$3,053	2.0%
Cost of sales	112,765	72.0%	113,548	73.9%	(783)	(0.7)%
Gross profit	43,902	28.0%	40,066	26.1%	3,836	9.6%
Selling, general and administrative expenses	33,251	21.2%	25,591	16.7%	7,660	29.9%
Amortization of intangible assets	31	—%	50	—%	(19)	(38.0)%
Operating profit (loss)	10,620	6.8%	14,425	9.4%	(3,805)	(26.4)%
Interest expense, net	59	—%	592	0.4%	(533)	(90.0)%
Pension termination expense	7,595	4.8%	—	—%	7,595	n/m
Other expense (income), net	298	0.2%	645	0.4%	(347)	(53.8)%
Income (loss) before income taxes	2,668	1.7%	13,188	8.6%	(10,520)	(79.8)%
Income tax expense (benefit)	732	0.5%	2,848	1.9%	(2,116)	(74.3)%
Net income (loss)	$1,936	1.2%	$10,340	6.7%	$(8,404)	(81.3)%

Effective income tax rate	27.4%	21.6%

The following table identifies the components of the change in revenue:

Revenue
2023	$153,614
Increase (decrease) from:
Unit volume and product mix	8,425
Average sales price	(4,029)
Foreign currency	(1,343)
2024	$156,667

Revenue - Revenue increased $3.1 million compared to the prior year due to a more favorable product mix and increased unit volume primarily driven by increased revenue in the US Consumer and Mexican Consumer markets. Additionally, the acquisition of HealthBeacon added a new revenue stream during the year and contributed $1.2 million in revenue for the three months ended September 30, 2024. These increases were partially offset by decreased revenue in the Latin American, Canadian Consumer, and Global Commercial markets.

Gross profit - As a percentage of revenue, gross profit margin increased to 28.0% compared to 26.1% in the prior year primarily due to a favorable product mix and lower product costs.

Selling, general and administrative expenses (SG&A) - Selling, general and administrative expenses increased by $7.7 million compared to the third quarter of 2023. The increase was primarily driven by higher employee-related costs, including $2.9 million of increased non-cash equity incentive compensation due to stock price appreciation, the addition of $1.8 million of HealthBeacon SG&A expenses, and the absence of a $0.9 million non-recurring insurance recovery in the prior year.

Interest expense, net - Interest expense, net decreased $0.5 million due to decreased average borrowings outstanding under the HBB Facility and lower interest rates compared to the third quarter of 2023.

Pension termination expense - During the third quarter of 2024, a one-time non-cash expense of $7.6 million was incurred in connection with the termination of the Company’s U.S. defined benefit pension plan related to the reclassification of historical unrecognized losses from Accumulated Other Comprehensive Income.

Other expense (income), net - Other expense (income), net includes currency losses of $0.2 million in the current year compared to currency losses of $0.4 million in the prior year.

Income tax expense (benefit) - The effective tax rate was 27.4% and 21.6% for three months ended September 30, 2024 and 2023, respectively. The effective tax rate was higher in the three months ended September 30, 2024 due to a valuation allowance on foreign losses in the current year and a tax benefit on foreign income in the prior year that did not recur.

First Nine Months of 2024 Compared with First Nine Months of 2023

	NINE MONTHS ENDED SEPTEMBER 30
	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Revenue	$441,184	100.0%	$418,975	100.0%	$22,209	5.3%
Cost of sales	326,732	74.1%	330,583	78.9%	(3,851)	(1.2)%
Gross profit	114,452	25.9%	88,392	21.1%	26,060	29.5%
Selling, general and administrative expenses	94,595	21.4%	78,150	18.7%	16,445	21.0%
Amortization of intangible assets	224	0.1%	150	—%	74	49.3%
Operating profit (loss)	19,633	4.5%	10,092	2.4%	9,541	94.5%
Interest expense, net	330	0.1%	2,634	0.6%	(2,304)	(87.5)%
Pension termination expense	7,595	1.7%	—	—%	7,595	n/m
Other expense (income), net	1,354	0.3%	390	0.1%	964	247.2%
Income (loss) before income taxes	10,354	2.3%	7,068	1.7%	3,286	46.5%
Income tax expense (benefit)	3,594	0.8%	1,395	0.3%	2,199	157.6%
Net income (loss)	$6,760	1.5%	$5,673	1.4%	$1,087	19.2%

Effective income tax rate	34.7%	19.7%

The following table identifies the components of the change in revenue:

Revenue
2023	$418,975
Increase (decrease) from:
Unit volume and product mix	46,765
Average sales price	(24,249)
Foreign currency	(307)
2024	$441,184

Revenue - Revenue increased by $22.2 million compared to the prior year due to increased unit volume and a more favorable product mix primarily driven by increased revenue in the US Consumer, Mexico Consumer, and Latin American markets. Additionally, the acquisition of HealthBeacon added a new revenue stream during the year and contributed $2.6 million in revenue for the nine months ended September 30, 2024. These increases were partially offset by decreased revenue in the Canadian Consumer market and Global Commercial market.

Gross profit - Gross profit margin increased to 25.9% from 21.1% primarily due to lower product costs and a favorable product mix.

Selling, general and administrative expenses (SG&A) - Selling, general and administrative expenses increased $16.4 million compared to 2023. The increase is primarily due to the addition of $5.6 million of HealthBeacon SG&A expenses, higher employee-related costs, including $4.2 million of increased non-cash equity incentive compensation due to stock price appreciation, an increase in outside services and non-recurring items, which include $1.3 million of HealthBeacon transaction costs and the absence of a $0.9 million insurance recovery that occurred in the prior year.

Interest expense, net - Interest expense, net decreased $2.3 million due to decreased average borrowings outstanding under the HBB Facility, and lower interest rates compared to 2023.

Pension termination expense - During the third quarter of 2024, a one-time non-cash expense of $7.6 million was incurred in connection with the termination of the Company’s U.S. defined benefit pension plan related to the reclassification of historical unrecognized losses from Accumulated Other Comprehensive Income.

Other expense (income), net - Other expense (income), net includes currency losses of $0.8 million in the current year compared to currency gains of $0.1 million in the prior year.

Income tax expense (benefit) - The effective tax rate was 34.7% compared to 19.7% in the prior year. The effective tax rate was higher for the nine months ended September 30, 2024 due to a valuation allowance on foreign losses in the current year and tax benefits on foreign income and credits in the prior year that did not recur.
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

Our principal sources of cash to fund liquidity needs are: (1) cash generated from operations and (2) borrowings available under the HBB Facility. Our primary use of funds consists of working capital requirements, operating expenses, payment of dividends, repurchase of shares, capital expenditures, payments of principal and interest on debt and acquisitions.

The HBB Facility expires on June 30, 2025, within one year after the issuance of these financial statements. We have not yet completed our refinancing of the HBB Facility and, accordingly, all amounts outstanding have been classified as current liabilities. Based on the status of the refinancing and our history of successfully refinancing our debt, we believe that it is probable that the HBB Facility will be refinanced before its maturity. We believe funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet our operating needs and commitments arising during the next twelve months.

The following table presents selected cash flow information:

	NINE MONTHS ENDED SEPTEMBER 30
	2024	2023
Net cash provided by (used for) operating activities	$35,177	$68,683
Net cash provided by (used for) investing activities	$(13,038)	$(2,436)
Net cash provided by (used for) financing activities	$(14,593)	$(65,669)

Operating activities - Net cash provided by operating activities was $35.2 million, representing more normalized post-pandemic working capital, compared to $68.7 million in the prior year, which benefited from significant excess inventory reduction activities. Net working capital provided cash of $20.3 million in 2024 compared to cash provided of $64.3 million in 2023. The 2024 period benefited from the Company's continued focus on working capital management which led to improvements in days sales outstanding and days payable outstanding. The change in net cash provided by operating activities reflects the net working capital changes partially offset by adjustments to net income for the non-cash stock compensation and pension termination expenses.

Investing activities - Net cash used for investing activities in 2024 increased compared to 2023 related primarily to the acquisition of HealthBeacon offset by the extinguishment of our secured loan to HealthBeacon in the first quarter of 2024 which provided net cash of $1.6 million. Additionally, the Company used excess cash on hand to invest in a six-month U.S. Treasury bill during the third quarter of 2024.
Financing activities - Net cash used for financing activities was $14.6 million in 2024 compared to net cash used for financing activities of $65.7 million in 2023. The change is due to a decrease in HBB’s net borrowing activity on the HBB Facility. This decrease was partially offset by increased purchases of treasury stock.

Capital Resources

The HBB Facility expires on June 30, 2025. The entire outstanding balance has been classified as a current liability due to the fact the facility expires within one year and has not yet been refinanced. The Company does not expect to make voluntary repayments under the HBB Facility as the rate of return to invest excess cash exceeds the average interest rate of the HBB Facility. A material decrease in interest rates could cause us to re-evaluate.

The obligations under the HBB Facility are secured by substantially all of HBB’s assets. As of September 30, 2024, the borrowing base under the HBB Facility was $148.5 million and borrowings outstanding were $50.0 million. As of September 30, 2024, the excess availability under the HBB Facility was $98.5 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables, inventory and trademarks of the borrowers, as defined in the HBB Facility. Borrowings bear interest at a floating rate, which can be a base rate, SOFR or bankers’ acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective September 30, 2024, for base rate loans and SOFR loans denominated in U.S. dollars were 0.0% and 1.55%, respectively. The applicable margins, effective September 30, 2024, for base rate loans and bankers’ acceptance loans denominated in Canadian dollars were 0.0% and 1.55%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility for the nine months ended September 30, 2024 was 3.18% including the floating rate margin and the effect of the interest rate swap agreements described below.

To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. We have interest rate swaps with notional values totaling $50.0 million as of September 30, 2024 at an average fixed interest rate of 1.59%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends, subject to achieving availability thresholds. Dividends are not to exceed $7.0 million during any calendar year to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $18.0 million. Dividend amounts are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of at least $30.0 million. The HBB Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. As of September 30, 2024, we were in compliance with all financial covenants in the HBB Facility.
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

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. We assume that a loss in fair value is an increase in our receivables. The fair value of the Company’s interest rate swap agreements was an asset of $2.9 million as of September 30, 2024. A hypothetical 10% relative decrease in interest rates would cause a decrease of $0.2 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% relative increase in interest rates would cause an increase of $0.2 million in the fair value of interest rate swap agreements. Neither would have a material impact to the Company’s interest expense, net of $0.3 million for the nine months ended September 30, 2024.

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

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. We assume that a loss in fair value is either a decrease to our assets or an increase to our liabilities. The fair value of our foreign currency exchange contracts was a net receivable of $0.5 million as of September 30, 2024. Assuming a hypothetical 10% weakening of the U.S. dollar as of September 30, 2024, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.2 million compared with its fair value as of September 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Company management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes, except as noted below, in the Company’s internal control over financial reporting identified during the quarter ended September 30, 2024, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
On February 2, 2024, we acquired HealthBeacon, as discussed in Note 8: Acquisitions in Part I, Item 1 in this Quarterly Report on Form 10-Q. We are currently integrating HealthBeacon into our operations and internal control processes, and, as permitted by the SEC rules and regulations, we have not yet included HealthBeacon in our assessment of the effectiveness of our internal control over financial reporting. We anticipate HealthBeacon will be included in management’s evaluation of internal control over financial reporting as of December 31, 2025.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 July 1 to 31, 2024	79,788	$18.36	79,788	$19,550,595
Month #2 August 1 to 31, 2024	91,484	$26.54	91,484	$17,122,631
Month #3 September 1 to 30, 2024	50,257	$28.52	50,257	$15,689,476
	221,529	$24.04	221,529	$15,689,476

(1) In November 2023, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting January 1, 2024 and ending December 31, 2025.

During the three and nine months ended September 30, 2024, the Company repurchased 221,529 and 441,741 shares, respectively, at prevailing market prices for an aggregate purchase price of $5.3 million and $9.3 million, respectively. During the three and nine months ended September 30, 2023, the Company repurchased 82,676 and 139,649 shares, respectively, at prevailing market prices for an aggregate purchase price of $0.9 million and $1.5 million, respectively. During the year ended December 31, 2023, the Company repurchased 250,772 shares for an aggregate purchase price of $3.1 million.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None of the Company’s directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended September 30, 2024.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

31(i)(1)	Certification of R. Scott Tidey pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Sally M. Cunningham pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by R. Scott Tidey and Sally M. Cunningham
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Numbered in accordance with Item 601 of Regulation S-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hamilton Beach Brands Holding Company (Registrant)
Date:	October 30, 2024	/s/ Sally M. Cunningham
Sally M. Cunningham
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)