Form 10-K
period 2024-12-31
Hamilton Beach Brands Holding Co
filed 2025-02-26
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter): $110,166,670

Number of shares of Class A Common Stock outstanding as of February 21, 2025: 9,913,551
Number of shares of Class B Common Stock outstanding as of February 21, 2025: 3,601,557

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2025 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

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

We are a leading designer, marketer and distributor of a wide range of brand name small electric household and specialty housewares appliances, and commercial products for restaurants, fast food chains, bars and hotels, and a provider of connected devices and software for home healthcare management.

Our operations are managed and reported in two operating segments, each of which is a reportable segment for financial reporting purposes: (1) Home and Commercial Products and (2) Health. During the years ended December 31, 2023 and 2022, the Company had one operating and one reportable segment.

Home and Commercial Products
Our Home and Commercial Products segment includes consumer product revenue, primarily concentrated in North America, consisting of sales of small electric household and specialty housewares appliances to traditional brick and mortar and ecommerce retailers, distributors and directly to the end consumer. Also included in this segment is commercial product revenue consisting of sales of products for restaurants, fast-food chains, bars and hotels. Approximately two-thirds of the Company’s commercial sales are in the United States (“U.S.”) and the remaining is in markets across the globe.

Health
Our Health segment includes lease revenue in the U.S. and globally associated with leases of connected devices to specialty pharmacy networks and pharmaceutical companies, as well as licensing revenue associated with agreements which grant customers the right to use software for healthcare management.

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

Sales and Marketing

We design, market and distribute a wide range of branded, small electric household and specialty housewares appliances, including air fryers, blenders, coffee makers, food processors, indoor electric grills, irons, juicers, mixers, slow cookers, toasters and toaster ovens. We also design, market and distribute commercial products for restaurants, fast food chains, bars and hotels. We generally market our “good” and “better” consumer products under the Hamilton Beach® and Proctor Silex® brands. We participate in the premium market with our owned brands Hamilton Beach® Professional and Weston® farm-to-table and field-to-table food processing equipment. Additionally, we participate in the premium market through multiyear licensing agreements to market and distribute CHI® premium garment care products, Clorox™ home appliances, Brita Hub™ countertop electric water filtration appliances, the Bartesian® premium cocktail delivery system and Numilk® plant-based milk makers. We market our commercial products under the Hamilton Beach Commercial® and the Proctor Silex Commercial® brands. We also license certain of our trademarks to various licensees in categories such as microwave ovens, among others. We continue to expand in the home, health and wellness markets. In February 2024, our Hamilton Beach Health® brand acquired HealthBeacon PLC (“HealthBeacon”) a medical technology firm and strategic partner of the Company. HealthBeacon develops digitally connected devices that enable patients to manage at home chronic conditions that require the use of injectable medications, and it provides other health services. The primary system offered is the Smart Sharps Bin™ from Hamilton Beach Health®. Sales promotion activities are supported primarily through digital marketing vehicles.

Customers

Sales from our Home and Commercial Products segment are generated predominantly by a network of inside sales employees to mass merchandisers, ecommerce retailers, national department stores, variety store chains, warehouse clubs, specialty home retailers, distributors, restaurants, bars, hotels and other retail outlets. Sales from our Health segment are generated through pharmaceutical and specialty pharmacy companies.

Walmart Inc. and its global subsidiaries (“Walmart”) accounted for approximately 29%, 27% and 26% of our consolidated revenue in 2024, 2023 and 2022, respectively. Amazon.com, Inc. and its subsidiaries (“Amazon.com”) accounted for approximately 24%, 24% and 23% of our revenue in 2024, 2023 and 2022, respectively. Our five largest customers accounted for approximately 65%, 64% and 61% of our revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

Product Warranty

Our warranty program to the consumer consists generally of an assurance-type limited warranty lasting for varying periods of up to ten years for electric appliances, with the majority of products having a warranty of one to three years. There is no guarantee to the consumer as we may repair or replace, at our option, those products returned under warranty.

Seasonality and Working Capital

The market for small electric household and specialty housewares appliances is fairly steady throughout the year, however our revenue typically increases during the second half of the year and peaks during the fourth quarter due to the fall holiday-selling season. We generally use cash on hand or borrowings under our $125 million senior secured floating-rate revolving credit facility (the “HBB Facility”) to finance inventory over the course of the year in anticipation of the fall holiday-selling season.

Patents, Trademarks, Copyrights and Licenses

We hold patents and trademarks registered in the U.S. and foreign countries for various products. We believe that our business is not dependent upon any individual patent, copyright or license, but that the Hamilton Beach® and Proctor Silex® trademarks are material to our business.

Product Design and Development

We incurred $13.7 million, $12.4 million and $11.8 million in 2024, 2023 and 2022, respectively, in expenses on product design and development activities.

Key Suppliers and Raw Material

Our products are produced to our specifications by third-party suppliers. We do not maintain long-term purchase contracts with suppliers and operate mainly on a purchase order basis. We negotiate the purchases from our foreign suppliers in U.S. dollars.

During 2024, we purchased approximately three-fourths of our finished products from suppliers in China. We purchase our inventory from approximately 60 suppliers, one of which represented more than 10% of purchases during the year ended December 31, 2024. We believe the loss of any one supplier would not have a long-term material adverse effect on our business because there are adequate supplier choices available that can meet our production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect our business until alternative supply arrangements are secured.

The principal raw materials used by our third-party suppliers to manufacture our products are plastic, glass, steel, copper, aluminum and packaging materials. We believe adequate quantities of raw materials are available from various suppliers.

Competition

We believe the principal areas of competition with respect to our products are product design and innovation, quality, price, product features, supply chain excellence, merchandising, promotion and warranty. We compete with many manufacturers and distributors of housewares products. As brick-and-mortar retailers generally purchase a limited selection of branded, small electric appliances, we compete with other suppliers for retail shelf space. In the ecommerce channel, we must compete with a broad list of competitors for brand reputation through compelling content, strong ratings and reviews from consumers. The intellectual property of our Hamilton Beach Health® business is important to the operations of our Health segment.

Any unauthorized use of, or third-party claim against, our intellectual property rights could harm our business or our ability to compete in the home, health and wellness markets.

To meet these competitive challenges, we have focused on continued innovation in our leading brands as well as expanding into new categories using existing core competencies. Our presence in a significant number of housewares product categories across various price points allows us to meet the needs of a wide range of retailers and consumers. Based on publicly available information about the industry, we are one of the largest full-line distributors and marketers of small electric household and specialty housewares appliances in North America, including the U.S., Canada, Mexico and Latin America, based on key product categories. Hamilton Beach® is the #1 small kitchen appliance national brand in the U.S., in brick-and-mortar and ecommerce channels, based on units sold. To a lesser degree, our retail product lines compete outside of North America. Our commercial products compete globally and have generated a strong position in these markets. Our Hamilton Beach Health® brand completes primarily in the U.S. with additional operations in Europe.

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

Human Capital Resources

Our business thrives on people—our employees, customers, consumers who enjoy our appliances, and the communities we serve. At the heart of our culture is Good Thinking®, a philosophy that embodies teamwork, service, and inspired innovation in every aspect of our business. This values-driven culture is a key strength, shaping our workplace environment and empowering our employees. Good Thinking® extends beyond product innovation—it influences everything we do.

Our people are our greatest asset, and we believe they will remain the driving force behind our success for years to come. We are committed to fostering an environment that attracts, engages, and nurtures talent by offering competitive compensation and benefits, creating professional growth opportunities, and ensuring every individual is treated with dignity, respect, and equal opportunity. That’s why we strive to cultivate a workplace where our employees are passionate about our mission, have a voice in shaping our future, and find meaning in their work.

Diversity of backgrounds, experiences, and perspectives strengthens our Company, especially within a culture of trust where differing ideas are not just welcomed but encouraged. We believe this dynamic environment fosters creativity, initiative, engagement, and retention—ultimately driving long-term competitive advantage and value creation. As One Team, guided by our Good Thinking® philosophy, we aim to enrich the lives of our customers and consumers through innovative solutions that enhance everyday life, while making a lasting, positive impact on our employees and the communities we serve.

We are unwavering in our commitment to the highest legal and ethical standards, including the protection of human rights and fair treatment for all employees. Our policies—including our Code of Corporate Conduct, compliance guidelines, employment policies, and Human Rights Policy—are designed to uphold this commitment.

As of December 31, 2024, we had a workforce of approximately 700 employees across six countries—Canada, China, Mexico, Ireland, Germany, and the United States. About 97% of our employees were full-time, with the remaining working part-time. Roughly 2% of our workforce, all based in Canada, are covered by collective bargaining agreements.

In the United States, we employ approximately 500 people, with about two-thirds located at our headquarters in Richmond, Virginia. This facility houses our product design, development and marketing teams, along with a state-of-the-art test kitchen and a UL-certified test laboratory. The majority of our remaining U.S. employees support operations at our distribution centers in Byhalia, Mississippi. Overall, we maintain strong and positive employee relations.

Occupational Health and Safety
Protecting the health and safety of our employees is a top priority. We are dedicated to providing a safe working environment and ensuring that our operations are carried out responsibly, securely, and in compliance with all relevant legal requirements. We expect all employees to perform their duties in a way that mitigates risks and protects the well-being of everyone. Our occupational health and safety efforts include maintaining safe equipment and facilities, implementing safety training programs, and enforcing safety procedures. We actively encourage employees to suggest safety improvements, join safety committees, and consistently practice safe behaviors.

Talent Acquisition, Development, and Retention
The long-term success and growth of our Company largely depends on our ability to attract, engage, and nurture a talented, dedicated workforce that drives performance and innovation. To meet our talent requirements, we focus on strategic recruitment and continually improve our onboarding and employee development programs. We carefully monitor compensation and benefits to stay competitive and minimize turnover, helping us attract and retain top talent. Through our total rewards programs, we offer comprehensive compensation packages that include incentive plans, recognition programs, retirement benefits, healthcare, tax-advantaged spending accounts, employee assistance programs, and paid time off for sick leave, vacation, and holidays.

As a learning-focused organization, we are committed to continuous improvement and fostering the growth of our team. We support employee development through various training opportunities and resources, such as “Hamilton Beach University.” This cross-functional learning program provides employees with a deeper understanding of our company, products, and industry, while also equipping them with the skills needed to adapt to emerging trends and excel in their roles.

Information about our Executive Officers
The following table sets forth, as of February 26, 2025, the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers.
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Positions

R. Scott Tidey	60
Director, President and Chief Executive Officer of Hamilton Beach Holding (from October 2024), President of Hamilton Beach Holding (from February 2024 to September 2024), Senior Vice President, Global Sales of HBB (from January 2023 to February 2024), Senior Vice President, Consumer Sales & Marketing of HBB (from March 2021 to January 2023), Senior Vice President, North America Sales and Marketing of HBB (from prior to 2020 to March 2021)

Sally M. Cunningham	50
Senior Vice President, Chief Financial Officer and Treasurer of Hamilton Beach Holding (from May 2023), Senior Vice President and Chief Financial Officer of Hamilton Beach Holding (from March 2023 to May 2023),Operating Partner of One Rock Capital Partners (from November 2021 to February 2023), Senior Vice President and Chief Financial Officer of Ascent Industries Co. (a steel and chemical production and distribution company), (from June 2020 to August 2021), Vice President, Corporate Administration of Ascent Industries Co. (from prior to 2020 to June 2020)

Item 1A. RISK FACTORS

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

The strength of the economy in the U.S., and to a lesser degree in Canada and Mexico, has a significant impact on our performance. Weakness in consumer confidence and poor financial performance by mass merchandisers, ecommerce retailers, warehouse clubs, department stores or any of our other customers could result in reduced revenue and profitability. A general slowdown in the consumer sector could result in additional pricing and marketing support pressures on the Company. Additionally, in periods of uncertain economic conditions, such as tariffs, inflation, rising interest rates, recessions or economic slowdowns, our customers may purchase less of our products as they manage their inventory levels to adjust to changes in consumers’ spending habits in response to such economic conditions. These circumstances could adversely impact our revenue and profitability.

Our business is dependent on key customers and the loss of, or significant decline in business from, one or more of our key customers could materially reduce our revenue and profitability and our ability to sustain or grow our business.

We rely on several key customers. During fiscal 2024, Walmart and Amazon.com accounted for approximately 29% and 24% of our revenue, respectively. Although we have long-established relationships with many customers, including Walmart and Amazon, we do not have any long-term supply contracts with these customers, and purchases are generally made using individual purchase orders. A loss of or significant reduction in sales to any key customer could result in significant decreases in our revenue and profitability and an inability to sustain or grow our business.

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

Additionally, as cybersecurity incidents are increasing in frequency, we are vulnerable to a decline in revenue in the event of cybersecurity incidents at any of our key customers. If our key customers’ websites or systems are disrupted for a considerable amount of time, whether due to a cybersecurity incident or other disruption, we could experience lost sales to consumers and the key customers’ inability to submit new purchase orders, which could result in reduced revenue and profitability.

The concentration of our branded small electric household and specialty housewares appliance sales among a few retailers and the trend toward private label brands could materially reduce revenue and profitability.

During fiscal 2024, our five largest customers accounted for a total of approximately 65% of our revenue. With the continuing trend towards the concentration of the industry and our branded small electric household and specialty housewares appliance sales among fewer retailers, we are increasingly dependent upon fewer customers whose bargaining strength is growing as a result of this concentration. We sell a substantial quantity of products to mass merchandisers, ecommerce retailers, national department stores, variety store chains, warehouse clubs, specialty home retailers and other retail outlets. As a result, these retailers generally have a large selection of small electric household and specialty housewares appliance suppliers from which to choose. In addition, certain of our larger customers use their own private label brands on household appliances that compete directly with some of our products. As the retailers in the small electric household appliance industry become more concentrated, competition for sales to these retailers may increase and cause pricing pressures, which could materially reduce our revenue and profitability.

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

The small electric household, specialty housewares appliances and commercial appliance industry is highly competitive and does not have substantial entry barriers. As a result, we compete with many manufacturers and distributors of housewares products. Additional competitors may also enter this market and cause competition to intensify. For example, some of our customers have expressed interest in sourcing, or expanding the extent of sourcing, small electric household and commercial appliances directly from manufacturers in Asia. We believe competition is based upon several factors, including product design and innovation, quality, price, product features, merchandising, promotion and warranty. If we fail to compete effectively with these manufacturers and distributors, we could lose market share and experience a decrease in revenue, which would adversely affect our results of operations.

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

Traditional brick-and-mortar retail channels have experienced low growth or declines in recent years, while the ecommerce channel has experienced significant growth. Consumer shopping preferences have shifted, and may continue to shift in the future, to distribution channels other than traditional brick-and-mortar retail channels. Success in the ecommerce channel requires providing products at the right price, products that earn strong ratings and reviews and meaningful engagement with online consumers. We have invested significant resources in our selling and marketing capabilities, while maintaining our presence in traditional brick-and-mortar retail channels. However, if we are not successful in utilizing ecommerce channels that consumers may prefer, we may experience a loss in market share and decreased revenue and profitability.

The markets for our products are dependent on consumer spending and typically peak in the fourth quarter, which could result in significant variations in revenue and profitability.

Sales of our products fluctuate based on consumer spending patterns. Consumer spending patterns are subject to general economic conditions affecting disposable consumer income, such as unemployment rates, business conditions, inflation rates, interest rates, levels of consumer confidence, energy prices, mortgage rates, the level of consumer debt and taxation. Declines in consumer spending or a shift in consumer spending away from small electric household and specialty housewares appliances during certain periods may significantly reduce demand for our products and reduce orders from retailers for our products, which could lead to increased inventories. Additionally, prolonged periods of lower consumer spending may result in lower sales volume, higher price concessions and lower gross margins.

In addition, the retail market for small electric household and specialty housewares appliances is fairly steady throughout the year, but peaks during the fourth quarter due to the fall holiday-selling season. Similarly, our revenue typically increases during the second half of the year and peaks during the fourth quarter due to the fall holiday-selling season. Accordingly, quarter-to-quarter comparisons of our past operating results are meaningful only when comparing equivalent time periods, if at all.

Business Risks

Increases in costs of products may materially reduce our profitability.

Our business has in the past been, and may continue to be, adversely affected by factors that are largely beyond our control, such as tariffs, inflation and commodity prices for the raw materials needed by suppliers of our products, as well as transportation, labor costs and availability. These factors may affect the cost of our products, and we may not be able to pass those costs on to our customers.

Periods of inflation, rising interest rates, and shifts in consumer spending could cause the insolvency or bankruptcy of certain retail customers, which may result in material decreases in our revenue and profitability.

Historically, the costs of our products have fluctuated due to cost pressures resulting from economic conditions. As an example, our products require a substantial amount of plastic. Because the primary resource used in plastic is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. When the prices of petroleum, as well as steel, aluminum and copper, increase significantly, supplier price increases may materially reduce our profitability if we are unable to pass price increases on to our customers. The Company has also experienced increased transportation costs in the past due to global supply chain challenges, including the cost of ocean freight from China, and could be subject to future increases in transportation costs. In addition, our ability to meet customers’ demands depends, in part, on our ability to obtain the timely and adequate shipment of our products. Certain transportation industry vendors may experience capacity constraints due to increases in volume, shipping availability, port congestion, port strikes, rail strikes, labor shortages or other factors. If our transportation industry vendors become capacity constrained, then we may have to identify new vendors or explore alternative order fulfillment methods to ensure we have sufficient shipping capabilities. We cannot predict if we will be able to obtain alternative shipping sources within the time frames that we require and at a comparable cost, which could lead to significant delays in shipping our products and additional costs.

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

Substantial disruptions at any of our distribution centers could have an adverse effect on our business, operating results and financial condition.

Our distribution network is limited to one distribution center per region, which could result in significant delays or loss of sales if there are disruptions at any of our distribution centers. There are several possibilities that could cause a disruption to our distribution network, including but not limited to, acts of God, severe weather, impacts from climate change, labor shortages, equipment failures and lack of access to equipment, or cybersecurity incidents. We have business continuity plans in place, however if we are unable to restore operations in a timely manner, it could result in a material loss of revenue and additional costs to bring the facility back to full operating capacity. Alternative facilities with sufficient capacity may not be available, may cost substantially more than existing facilities, or may take significant time to become operational, which could further impact our business and financial performance.

We depend on third-party suppliers, primarily located in the Asia-Pacific region, for all of our products, which subjects the Company to risks, including unanticipated increases in expenses, decreases in revenue and disruptions in the supply chain.

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
•restrictions on transfers of funds;
•import and export duties and quotas;
•changes in domestic and international customs and tariffs, including embargoes, sanctions and customs restrictions;
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

While our suppliers are primarily located in the Asia-Pacific region, approximately three-fourths of our suppliers are currently based in China. As we take steps to diversify the geographic location of our suppliers, finding suppliers outside of China could result in additional risks, including additional compliance requirements with foreign laws and taxes, obtaining distribution and administrative support and training new personnel.

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

Our expansion into the health and wellness market may result in unexpected challenges and inefficiencies, which could have an adverse effect on our business, operating results and financial condition.

Our ability to successfully expand into the health and wellness market is dependent upon several factors, including our ability to attract new customers and retain existing customers, provide customers with high-quality support, and enter into strategic partnerships with pharmaceutical and specialty pharmacy companies. In addition, for certain products in our Hamilton Beach Health® business, we may be subject to detailed laws and regulations regarding, among other matters, research and development, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage and disposal practices, and we may face additional compliance costs and unexpected challenges in complying with these laws and regulations. If we are unable to successfully navigate market dynamics, regulatory requirements and the competitive landscape in the health and wellness market, we may incur additional costs, which could have an adverse effect on our business, operating results and financial condition.

Our ability to attract, retain and develop key talent is crucial to our results of operations and future growth.

Employment and retention of qualified personnel, particularly senior management and skilled professionals with experience in our business, operations, engineering, technology and industry, is important to the successful conduct of our business. Our success depends upon our ability to recruit, hire, train and retain current and additional skilled and experienced personnel in a challenging labor market that may require increased wage costs. Our inability to hire and retain personnel with the requisite skills, or to effectively transfer knowledge when key employees depart, could impair our ability to develop new products, protect our proprietary information, manage and operate our consolidated business effectively and could significantly reduce our consolidated profitability. Labor market conditions may impact our ability to attract and retain qualified talent for key roles, which could impede our ability to execute certain strategic initiatives.

Our business could suffer if information technology systems are disrupted, cease to operate effectively or become subject to a cybersecurity incident.

We rely on information technology systems to operate websites, record and process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship merchandise on a timely basis, maintain cost-efficient operations, and to comply with regulatory, legal, and tax requirements. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of computer hardware and software systems and maintain cybersecurity measures. In addition, we collect, store, have access to and otherwise process a variety of types of data, including personal data and certain confidential or sensitive data.

Our information technology systems, and the systems of our third-party business partners, may be vulnerable to damage, interruption or shutdown due to any number of causes outside of our control such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, employee error or malfeasance, fraud, security breaches, computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing or other social engineering attempts, hacking and other cybersecurity incidents. Cybersecurity threat bad actors also may attempt to exploit vulnerabilities in software that is commonly used by companies in cloud-based services and bundled software. Additionally, the increase in hybrid working where employees, including third-party employees, access technology infrastructure remotely may create additional information technology and data security risks. If our systems are damaged, or fail to function properly, we may have to make monetary investments to repair or replace the systems and could endure delays in operations. Any material disruption or slowdown of our systems, or the systems of our third-party business partners, including failure to successfully upgrade systems, could cause information, including data related to customer orders, to be lost, corrupted, altered or delayed. Such a loss or delay could reduce demand and cause our sales and/or profitability to decline.

Cybersecurity attacks include computer viruses or other malicious codes, attacks to gain unauthorized access to data and other security breaches that could lead to the loss of valuable business data, misappropriation of our consumers’ or employees’ personal information or a disruption of our critical systems. Although we attempt to monitor and mitigate against cybersecurity threats and risks, including through investing in new technologies and developing third-party cybersecurity risk management capabilities, we may incur significant costs in protecting against threats or remediating cybersecurity attacks or other cybersecurity incidents. While we maintain a cyber insurance policy that provides coverage for security incidents, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on financially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. Further, if a cybersecurity threat or cybersecurity incident has a material adverse effect on our systems, or the systems of our third-party business partners, we could become the subject of regulatory action, sanctions or fines, or litigation from our customers, employees, suppliers and shareholders, administrative, civil or criminal investigations or actions and remediation costs, which could damage our reputation, require significant expenditures of capital and cause us to lose business and revenue. Additionally, a cybersecurity incident could also cause interruptions in our operations and might require us to spend significant management time and other resources investigating the event and dealing with local and federal law enforcement.
There is no assurance that the measures we have taken to protect our information systems will prevent or limit the impact of cybersecurity threats or incidents. While we are not aware of any cybersecurity incidents that have occurred since the beginning of 2024 that have materially affected, or are reasonably likely to materially affect us, including our results of operations or financial condition, any one or more future cybersecurity incidents could have a material adverse effect on our financial condition or results of operations.

We are in the process of implementing the enterprise resource planning (“ERP”) system which was previously installed in the U.S. at our Canada subsidiary. Any significant disruption, delay or deficiency in the design and implementation of the ERP system could adversely affect our ability to process orders, ship products, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

Failure to comply with personal data protection and privacy laws could have a material adverse effect on our business, financial condition and results of operations.

The Company is subject to certain laws, rules and regulations enacted to protect businesses and personal data (“Privacy Laws”), which may include the General Data Protection Regulation and the California Consumer Privacy Act, as well as industry self-regulatory codes that create new compliance obligations. The administration, enforcement and regulation of Privacy Laws are quickly evolving and subject to changes in interpretation, with requirements varying across jurisdictions. As a retailer accepting various payment methods, we must also comply with payment card network rules and may face substantial liability to payment card issuers if payment card data is compromised. Future changes in Privacy Laws may require the Company to incur additional and unexpected expenses and may subject the Company to additional compliance risk. Any failure to comply with Privacy Laws or payment card industry requirements could result in substantial penalties, litigation, regulatory proceedings, reputational damage, and could have a material adverse impact on our financial condition and results of operations.

The Company’s good reputation is critical to the success of our business.

The Company has a strong reputation within our portfolio of trusted and well-known brands. Our customers’ and consumers’ perceptions of the Company and our brands as safe, reliable and of high quality are key to our continued success. This reputation depends on maintaining high standards in product quality, ethical business practices, environmental and social responsibility, regulatory compliance, and effective management of public communications including social media. Additionally, we have strategic alliances and licensing agreements with third-party brands, and our success also relies upon the reputation of these third-party brands. Failure to maintain our reputation and brand image through any of these factors, including product quality issues, recalls, or negative public perception, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

From time to time we are subject to claims involving product liability, employment practices, consumer protection, class actions, securities laws, antitrust, environmental matters, infringement of intellectual property and patent rights of third parties and other matters. Any such claims, with or without merit, could be time-consuming and expensive, and may require the Company to incur substantial costs and divert the resources of management. We evaluate claims to assess potential losses and establish appropriate reserves based on available information and legal judgment. Due to the uncertainties of litigation, unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of an adverse impact on the Company’s reputation, financial position, results of operations and cash flows of the period in which the ruling occurs, or in future periods.

Our intellectual property rights could be infringed and adverse events regarding licensed intellectual property could harm our business.

We possess intellectual property that is important to our business. This intellectual property includes trademarks, copyrights, patents, business processes and other trade secrets. We cannot be certain that the legal steps taken to protect our rights will be sufficient or that others will not infringe or misappropriate our rights. If we fail to adequately protect our intellectual property rights, or if changes in laws diminish or remove the current legal protections available to them, the competitiveness of our products may be eroded and our business could suffer. We and third parties, including competitors, could come into conflict over intellectual property rights, resulting in disruptive and expensive litigation. If we are unable to adequately protect our intellectual property rights, our competitors may bring to market identical or similar products.

We also license intellectual property to and from third parties, and in some countries, third parties own rights that we own elsewhere. Adverse events affecting those third parties or their products could also negatively impact our brands.

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

Some jurisdictions require that products be listed by UL, a not-for-profit organization that sets safety standards for products, or other similar recognized laboratories. We endeavor to design our products to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold. Some jurisdictions have begun to require labeling of products that contain per- and polyfluoroalkyl substances (PFAS) which leads to additional costs and efforts. Failure to comply with such certification or labeling requirements could result in additional re-design expenses, fines, or product liability claims.

Our expansion into a new industry through the acquisition involves the collection, use, and storage of personal data, including sensitive health-related information, in connection with the development and operation of our digitally connected devices. Any failure to adequately safeguard personal data, or a significant breach in our data security systems, could expose us to legal liability, damage our reputation, and result in regulatory penalties.

Compliance with multiple, and potentially conflicting, international laws and regulations, including anti-corruption laws, may be difficult, burdensome or expensive.

We are subject to many statutes, ordinances, rules and regulations in the U.S., Canada, Mexico, Europe and other countries in which we conduct business that, if violated by us or our affiliates, partners or vendors, could have a material adverse effect on our business. These laws and regulations apply to many aspects of our business, including the manufacture, safety, sourcing, labeling, storing, transportation, marketing, advertising, distribution, pricing and sale of our products. Additional regulations govern environmental matters, relations with distributors and retailers, employment, privacy, trade practices and regulation of per- and polyfluoroalkyl substances (PFAS) and other contaminants. Our international business is also subject to U.S. laws, regulations and policies, including anti-corruption and export requirements.

Any significant change in these laws or regulations, or their interpretation, could result in increased compliance costs or challenge our ability to produce and sell products competitively. Increasing governmental and societal attention to environmental, social and governance matters has resulted in new laws and regulatory requirements, including expanded disclosure obligations that continue to increase the complexity of our reporting requirements.

For example, we are required to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery, anti-corruption and anti-kickback laws adopted in many of the countries in which we do business which prohibit the Company from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business and also require maintenance of adequate record-keeping and internal accounting practices to accurately reflect transactions. Under the FCPA, companies operating in the U.S. may be held liable for actions taken by their strategic or local partners or representatives. Additionally, we are required to comply with the Uyghur Forced Labor Prevention Act (“UFLPA”) which has requirements to prevent forced labor, particularly from the Xinjiang Uyghur Autonomous Region (XUAR) of China. UFLPA mandates that the Company must trace our supply chain back to the raw materials used to ensure no forced labor is involved. Compliance can be time consuming and costly to conduct supply chain audits, due diligence and monitoring. Further, we are subject to potential delays if our goods were to be detained at the border. If we do not properly implement and maintain practices and controls with respect to compliance with applicable anti-corruption, anti-bribery, anti-kickback, and anti-forced labor laws, or if we fail to enforce those practices and controls properly, we may be held responsible for their actions and may become subject to regulatory sanctions, including administrative costs related to governmental and internal investigations, civil and criminal penalties, injunctions and restrictions on our business and capital raising activities, any of which could materially and adversely affect our business, results of operations and financial condition.

Entry into new markets or categories could subject our business to additional regulations and higher compliance costs. Violations of laws or regulations could damage our reputation and result in substantial financial penalties and operational limitations.

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

Over the past several years, the U.S. government has taken a number of trade actions that impact or could impact our operations, including imposing tariffs on certain goods imported into the U.S. In addition, several governments, including the European Union, China and India, have imposed tariffs on certain goods imported from the United States. As the majority of our products are imported into the U.S. from China, many of our product lines are subject to the tariffs imposed under Section 301 of U.S. trade law that have been applied to separate lists of Chinese goods imported into the United States, beginning during the first Trump Administration. The Section 301 tariffs on goods covered by lists 1, 2, 3 and 4a affect approximately 40% of our total purchases on an annualized basis. The second Trump Administration has announced new changes to the U.S. government’s tariff policy, including new tariffs on China, Canada and Mexico. We are continually evaluating the impact of the current and any possible new tariffs on our supply chain, costs, sales and profitability and are implementing strategies to mitigate anticipated impact, including reviewing sourcing options and seeking alternate sources of supply in various countries outside of China, filing requests for exclusion from the tariffs for certain product lines and working with our suppliers and customers. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. government or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.

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

Hamilton Beach Holding has two classes of common stock: Company Class A common stock (“Class A Common”) and Class B common stock (“Class B Common”). Holders of Class A Common are entitled to cast one vote per share and, as of December 31, 2024, accounted for approximately 21.6% of the voting power of the Company. Holders of Class B Common are entitled to cast ten votes per share and, as of December 31, 2024, accounted for the remaining voting power of the Company. As of December 31, 2024, certain members of the Company’s extended founding family held approximately 33.8% of Class A Common and 93.3% of Class B Common. On the basis of this common stock ownership, certain members of the Company’s extended founding family could exercise 80.5% of the Company’s total voting power. Although there is no voting agreement among such family members, in writing or otherwise, if they were to act in concert, they would exert significant control over the outcome of director elections and other stockholder votes on significant actions, such as certain amendments to the Company’s amended and restated certificate of incorporation and sale of the Company or substantially all of its assets. Because such family members could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

The Company is subject to various cybersecurity risks that could impact our systems and our ability to operate. We have developed processes to assess, identify and manage our risks related to cybersecurity threats which are incorporated into the Company’s overall risk management process. On an ongoing basis we utilize threat prevention systems to monitor, block and protect our information technology systems which are monitored continuously by trained security personnel. Our process to prevent cybersecurity incidents involves layered security architecture designed to protect our networks, end-user devices, servers, and cloud solutions. On a regular basis, we conduct phishing email simulations and provide training resources to our employees. We have an Incident Response Plan to outline our process to manage cybersecurity threats and incidents. We utilize industry recognized security and compliance experts for regular security assessments. In order to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers, we review their compliance against internationally recognized standards. However, this does not mean that the Company, or our third-party service providers, will meet, or maintain, any particular technical standard, specification, or requirement in the future, but rather we use these standards as a guide to help us identify, assess and manage cybersecurity risks and threats relevant to our business.

As of the filing of this Form 10-K, we are not aware of any cybersecurity incidents that have occurred since the beginning of 2024 that have materially affected, or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We describe whether any risks from cybersecurity threats, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Our business could suffer if information technology systems are disrupted, cease to operate effectively or become subject to a cybersecurity incident.” included within our risk factor disclosures in Item 1A. Risk Factors of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

Our cybersecurity risk management processes are led by our VP, IT Business Solutions who has over 23 years of experience in various roles involving managing information systems and cybersecurity functions and developing cybersecurity strategies. Through these roles the VP, IT Business Solutions has implemented information technology security and privacy policies across multiple infrastructure and application platforms as well as identity and access management enhancements. In order to enable the Company to prevent, detect, mitigate and remediate cybersecurity incidents, our security monitoring and protection systems are continuously monitored. The VP, IT Business Solutions is kept informed in accordance with our Incident Response Plan and reports matters to the Audit Review Committee as necessary. Additionally, we have a Cyber Security Task Force in place to support our VP, IT Business Solutions that is comprised of individuals across our various departments within our organization including information systems, legal, finance, internal audit, sales and marketing, engineering and supply chain teams which meets regularly to further advance our cybersecurity strategy.

Item 2. PROPERTIES
The following table presents the principal distribution and office facilities owned or leased:

Segment (use is indicated by ‘X’)
Home and Commercial Products	Health	Facility Location	Owned/Leased	Function(s) (3)
X	X	Glen Allen, Virginia	Leased	Global headquarters
X		Geel, Belgium	(1)	Distribution center
X		Shenzhen, People’s Republic of China	(1)	Distribution center
X		Mexico City, Mexico	Leased	Mexico sales and administrative headquarters
X		Belleville, Ontario, Canada	Leased	Distribution center
X	X	Southern Pines, North Carolina	Owned	Service center for customer returns; distribution center; call center
X		Shenzhen, People’s Republic of China	Leased	Administrative office
X		Markham, Ontario, Canada	Leased	Canada sales and administration headquarters
X		Tultitlan, Mexico	(1)	Distribution center
X		Byhalia, Mississippi	Leased	Distribution centers (2)
	X	Dublin, Ireland	Leased	Sales and administration headquarters
(1)This facility is not owned or leased by HBB. This facility is managed by a third-party distribution provider.
(2)The Company leases two distribution facilities in Byhalia, Mississippi.
(3)Sales and distribution offices are also leased in several cities in the U.S. and China.

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
As of February 21, 2025, there were 700 Class A Common stockholders of record and 726 Class B Common stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2023, our Board approved a stock repurchase program for the purchase of up to $25 million of our Class A Common outstanding starting January 1, 2024 and ending December 31, 2025. This program replaced the previous stock repurchase plan that started February 22, 2022 and ended December 31, 2023. During the years ended December 31, 2024, 2023 and 2022, we repurchased 638,381, 250,772 and 261,049 shares for an aggregate purchase price of $13.5 million (excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022), $3.1 million and $3.0 million, respectively. During the fourth quarter of 2024, we repurchased 196,640 shares for an aggregate purchase price of $4.2 million.

Additionally, during the year ended December 31, 2024, the Company withheld shares for tax payments due upon issuance of stock to employees under the Executive Long-Term Equity Incentive Compensation Plan (the “Incentive Plan”). During the year ended December 31, 2024, the Company repurchased 30,404 shares for an aggregate purchase price of $0.6 million pursuant to the Incentive Plan.

The total combined share repurchases from the stock repurchase program and the Incentive Plan during the year ended December 31, 2024, was 668,785 shares for an aggregate purchase price of $14.1 million (excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022).

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 October 1 to 31, 2024	33,781	$29.49	33,781	$14,693,346
Month #2 November 1 to 30, 2024	94,591	$21.95	94,591	$12,617,363
Month #3 December 1 to 31, 2024	68,268	$17.12	68,268	$11,448,823
	196,640	$21.57	196,640	$11,448,823

(1) Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

Item 6. [RESERVED]

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The following discussion and analysis focuses on our financial results for the years ended December 31, 2024 and 2023 and year-to-year comparisons between these years. A discussion of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We monitor our estimates of variable consideration, which includes returns and price concessions, and periodically make adjustments to the carrying amounts as appropriate. During 2024, there were no material adjustments to the aforesaid estimates and our past results of operations have not been materially affected by a change in these estimates. Although there can be no assurances, we are not aware of any circumstances that would be reasonably likely to materially change these estimates in the future.

Deferred Taxes: We determine deferred tax assets and/or liabilities by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled if there is no change in law. The effect on deferred taxes of a change in tax rates is recognized in net income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
RESULTS OF OPERATIONS

Our results of operations were as follows for the years ended December 31:

2024 Compared with 2023

	Year Ended December 31
	2024	% of Revenue	2023	% of Revenue	$ Change	% Change
Revenue	$654,693	100.0%	$625,625	100.0%	$29,068	4.6%
Cost of sales	484,486	74.0%	481,949	77.0%	2,537	0.5%
Gross profit	170,207	26.0%	143,676	23.0%	26,531	18.5%
Selling, general and administrative expenses	126,703	19.4%	108,395	17.3%	18,308	16.9%
Amortization of intangible assets	302	—%	200	—%	102	51.0%
Operating profit	43,202	6.6%	35,081	5.6%	8,121	23.1%
Interest expense, net	613	0.1%	3,000	0.5%	(2,387)	(79.6)%
Pension termination expense	7,611	1.2%	—	—%	7,611	n/m
Other expense (income), net	1,602	0.2%	385	0.1%	1,217	316.1%
Income before income taxes	33,376	5.1%	31,696	5.1%	1,680	5.3%
Income tax expense	2,617	0.4%	6,454	1.0%	(3,837)	(59.5)%
Net income	$30,759	4.7%	$25,242	4.0%	$5,517	21.9%
n/m = not meaningful

Effective income tax rate	7.8%	20.4%

The following table identifies the components of the change in revenue for 2024 compared with 2023:

Revenue
2023	$625,625
Increase (decrease) from:
Unit volume and product mix	62,530
Foreign currency	(2,903)
Average sales price	(30,559)
2024	$654,693

Revenue - Revenue increased $29.1 million, or 4.6% compared to the prior year due to increased unit volume and a more favorable product mix, primarily driven by the North America Consumer markets. These increases were partially offset by lower average selling prices reflecting lower costs during the year and unfavorable foreign currency fluctuations. Additionally, the acquisition of HealthBeacon added a new revenue stream during the year and contributed $4.3 million in revenue for 2024.

Gross profit - Gross profit margin increased to 26.0% in the current year compared to 23.0% in the prior year primarily due to lower product and transportation costs and a favorable product mix.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Selling, general and administrative expenses - Selling, general and administrative expenses increased $18.3 million compared to 2023. The increase is primarily due to the addition of $7.7 million of HealthBeacon expenses, a $5.9 million increase in employee-related costs, including $4.0 million of increased incentive compensation due to higher achievement percentage, an increase in outside services and non-recurring items, which include an incremental $1.0 million of HealthBeacon transaction costs and the absence of a $0.9 million insurance recovery that occurred in the prior year.

Interest expense - Interest expense, net decreased $2.4 million due to decreased average borrowings outstanding under the HBB Facility, and lower interest rates compared to 2023.

Pension termination expense - During 2024, a one-time non-cash expense of $7.6 million was incurred in connection with the termination of the Company’s U.S. defined benefit pension plan related to the reclassification of historical unrecognized losses from Accumulated Other Comprehensive Income.

Other expense (income), net - Other expense (income), net increased $1.2 million. In 2024, other expense (income), net includes currency losses of $0.9 million in the current year compared to currency gains of $0.3 million in 2023.

Income tax expense - The effective tax rate on income was 7.8% and 20.4% for the years ended December 31, 2024 and 2023, respectively. The effective tax rate was lower for the year ended December 31, 2024 due to a tax benefit for foreign operations and a tax benefit related to a tax accounting method change in the U.S. which are not expected to recur. These were partially offset by non-deductible executive compensation and a valuation allowance on HealthBeacon losses.
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

Our principal sources of cash to fund liquidity needs are: (1) cash generated from operations and (2) borrowings available under the HBB Facility. Our primary use of funds consists of working capital requirements, operating expenses, payment of dividends, repurchase of shares, capital expenditures, payments of principal and interest on debt and acquisitions. As of December 31, 2024, we had cash and cash equivalents of $45.6 million, compared to $15.4 million as of December 31, 2023. We believe our liquidity and access to capital markets will be adequate to fund our cash requirements for the next twelve months and for the foreseeable future.

The Company has an agreement with a third-party administrator to provide an accounts payable tracking system which facilitates a participating supplier’s ability to monitor and voluntarily elect to sell payment obligations owed by the Company to the designated third-party financial institution. Participating suppliers can sell one or more of the Company’s payment obligations at their sole discretion. The Company has no economic interest in a supplier’s decision to sell one or more of its payment obligations. The Company’s rights and obligations with respect to such payment obligations, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to sell amounts under these arrangements. The agreement has a limit of $65.0 million in payment obligations. There is no requirement to provide assets pledged as security or other forms of guarantees under the agreement. The Company pays the third-party administrator based upon the original payment terms negotiated with participating suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of December 31, 2024 and 2023, the Company has $56.9 million and $55.0 million, respectively, in outstanding payment obligations that are presented in Accounts payable on the Consolidated Balance Sheets. Of these totals, the third-party financial institution has made payments to participating suppliers to settle $48.2 million and $48.9 million, respectively, of our outstanding payment obligations.

See Note 1 “Nature of Operations and Summary of Significant Accounting Policies” included in our Financial Statements and Supplementary Data contained in Part IV of this Form 10-K for a rollforward of the Company’s outstanding payment obligations confirmed as valid under our supplier finance program.

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

The following table presents selected cash flow information:

	Year Ended December 31
	(In thousands)
	2024	2023
Net cash provided by (used for) operating activities	$65,415	$88,636
Net cash provided by (used for) investing activities	$(13,884)	$(5,174)
Net cash provided by (used for) financing activities	$(20,948)	$(70,072)
December 31, 2024 Compared with December 31, 2023

    Operating activities - Net cash provided by operating activities was $65.4 million, representing more normalized post-pandemic working capital, compared to $88.6 million in the prior year, which benefited from significant excess inventory reduction activities. Net working capital provided cash of $14.5 million in 2024 compared to cash provided of $49.5 million in 2023. The 2024 period benefited from the Company's continued focus on working capital management which led to improvements in days sales outstanding. The net cash provided by operating activities during 2024 reflects the net working capital changes and increased net income which includes non-cash pension termination and stock compensation expenses, offset by a deferred income tax benefit.

    Investing activities - Net cash used for investing activities increased in 2024 compared to 2023 related primarily to the acquisition of HealthBeacon offset by the extinguishment of our secured loan to HealthBeacon in 2024 which provided net cash of $1.6 million. Additionally, the Company used excess cash on hand to invest in a six-month U.S. Treasury bill during 2024.

    Financing activities - Net cash used for financing activities was $20.9 million in 2024 compared to cash used for financing activities of $70.1 million in 2023. The change is due to a decrease in HBB’s net borrowing activity on the HBB Facility. This decrease was partially offset by increased purchases of treasury stock.

Capital Resources

On December 13, 2024, HBB entered into the Second Amended and Restated Credit Agreement (the “Agreement”). The Agreement restated HBB’s prior credit agreement (the “Prior HBB Facility”) in its entirety and extended the term of HBB's senior secured floating-rate revolving credit facility (the “HBB Facility”) to December 13, 2029, decreased the credit facility from $150 million to $125 million, added an optional $25.0 million term loan, and removed the Canadian subsidiary from the credit facility. As a result of the Agreement, repayment of the HBB Facility is due on December 13, 2029, therefore all borrowings are classified as long term debt as of December 31, 2024. The obligations under the HBB Facility are secured by substantially all of HBB’s U.S. assets. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility.

As of December 31, 2024, the borrowing base under the HBB Facility was $107.3 million and borrowings outstanding were $50.0 million. As of December 31, 2024, the excess availability under the HBB Facility was $57.3 million.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables and inventory of HBB. As of December 31, 2024, interest on outstanding loans under the HBB Facility accrues at a per annum rate equal to, at HBB’s option, either Term Secured Overnight Financing Rate (SOFR) (as defined in the HBB Facility) plus 1.65% or the Base Rate (as defined in the HBB) plus 0.00%. As of December 31, 2024, the HBB Facility requires a fee of 0.20% per annum on the unused commitment thereunder. The weighted average interest rate applicable to the HBB Facility and the Prior HBB Facility for the year ended December 31, 2024 was 2.50% (after giving effect to the interest rate swap agreements described below).

To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate.

The HBB Facility contains customary representations and warranties, events of default and covenants, including, among other things, covenants applicable to HBB and its subsidiaries limiting indebtedness, liens, investments, dispositions and restricted payments. Additionally, if Excess Availability (as defined in the HBB Facility) is less than $15.0 million at any time, the HBB Facility will require that HBB maintain a minimum Fixed Charge Coverage Ratio (as defined in the HBB Facility) of 1.00 to 1.00 until Excess Availability is greater than or equal to $15.0 million for 30 consecutive days. As of December 31, 2024, we were in compliance with all applicable financial covenants in the HBB Facility.

HBB does not expect to make voluntary repayments within the next twelve months under the HBB Facility as the rate of return to invest excess cash exceeds the average interest rate of the HBB Facility. A material decrease in interest rates could cause HBB to re-evaluate.

We maintain an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis.

Contractual Obligations, Contingent Liabilities and Commitments

Following is a table which summarizes the contractual obligations of Hamilton Beach Holding as of December 31, 2024:

	Payments Due by Period
Contractual Obligations	Total	2025	2026	2027	2028	2029	Thereafter

Revolving credit agreements	$50,000	$—	$—	$—	$—	$50,000	$—
Variable interest payments on HBB Facility	9,539	1,641	1,640	1,656	2,157	2,445	—
Purchase and other obligations	240,503	240,318	53	68	64	—	—
Operating lease obligations	54,087	7,263	6,567	6,103	5,787	5,691	22,676
Finance lease obligations	385	107	107	106	64	1	—
Total contractual cash obligations	$354,514	$249,329	$8,367	$7,933	$8,072	$58,137	$22,676

Our variable interest payments are calculated based upon our contractual payment schedule and the December 31, 2024 Base Rate (as defined in the HBB Facility) plus an applicable margin of 0.00%. A 0.25% increase in the Base Rate would increase our estimated total annual interest payments on the HBB Facility by approximately $0.6 million. Variable interest payments could change in the event HBB decides to make voluntary repayments.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Given the funded status of the one defined benefit pension plan, we do not expect to contribute to the pension plan in 2025. Pension benefit payments are made from assets of the pension plan.

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

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. We assume that a loss in fair value is an increase in our receivables. The fair value of our interest rate swap agreements was a receivable of $4.0 million as of December 31, 2024. A hypothetical 10% relative decrease in interest rates would cause a decrease of $0.2 million in the fair value of interest rate swap agreements and the resulting fair value would be a receivable of $3.8 million. Additionally, a hypothetical 10% relative increase in interest rates would cause an increase of $0.2 million in the fair value of interest rate swap agreements and the resulting fair value would be a receivable of $4.2 million. Neither would have a material impact to our interest expense, net of $0.6 million as of December 31, 2024.

FOREIGN CURRENCY EXCHANGE RATE RISK

We operate internationally through our foreign operating subsidiaries and enter into transactions denominated in foreign currencies, principally the Canadian dollar, the Mexican peso and, to a lesser extent, the Chinese yuan and the European Union euro. As such, our financial results are subject to the variability that arises from exchange rate movements. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. The potential impact of currency fluctuation increases as international expansion increases.

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

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. We assume that a loss in fair value is either a decrease to our assets or an increase to our liabilities. The fair value of our foreign currency exchange contracts was a net receivable of $0.8 million as of December 31, 2024. Assuming a hypothetical 10% weakening of the U.S. dollar as of December 31, 2024, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.2 million compared with its fair value as of December 31, 2024.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the two-year period ended December 31, 2024 that would require disclosure pursuant to this Item 9.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As required by Exchange Act Rule 13a-15(b), Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that it maintained effective internal control over financial reporting as of December 31, 2024. The Company’s effectiveness of internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.

On February 2, 2024, the Company acquired HealthBeacon, as discussed in Note 15: “Acquisitions” included in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K. The Company is currently integrating HealthBeacon into its operations and internal control processes, and, as permitted by the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, HealthBeacon is not included in the scope of the Company’s assessment of the effectiveness of its disclosure controls and procedures, or in management’s evaluation of the effectiveness of the Company’s internal control over financial reporting. For 2024, HealthBeacon’s total assets were 3% of total consolidated assets as of December 31, 2024 and total revenue was 1% of total consolidated revenue for the year ended December 31, 2024. The Company anticipates that it will include HealthBeacon in its evaluation of the effectiveness of internal control over financial reporting for the year ended December 31, 2025.

Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting identified during the fourth quarter of 2024, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None of the Company's directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended December 31, 2024.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our Directors will be set forth in the 2025 Proxy Statement under the subheadings “Part II — Proposals To Be Voted On At The 2025 Annual Meeting — Proposal 1 — Election of Directors — Director Nominee Information,” which information is incorporated herein by reference.

Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2025 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Board Committees,” and “Part I — Corporate Governance Information — Description of Committees,” which information is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers and holders of more than ten percent of the Company’s equity securities will be set forth in the 2025 Proxy Statement under the subheading “Part IV — Other Important Information — Delinquent Section 16(a) Reports,” which information is incorporated herein by reference.

Information regarding our executive officers is included in this Form 10-K under the subheading “Information about our Executive Officers” of Part I.

We have adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the New York Stock Exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

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

Item 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation will be set forth in the 2025 Proxy Statement under the headings “Part III — Executive Compensation Information” which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
     STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2025 Proxy Statement under the subheading “Part IV — Other Important Information — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions will be set forth in the 2025 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Review and Approval of Related Person Transactions,” which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services will be set forth in the 2025 Proxy Statement under the heading “Part II — Proposals To Be Voted On At The 2025 Annual Meeting — Proposal 3 — Ratification of the Appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for 2025,” which information is incorporated herein by reference.

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

3.3
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

4.3
Description of the Company’s Securities is incorporated by reference to Exhibit 4.3 to Hamilton Beach Brands Holding Company’s Annual Report on Form 10-K, filed by the Company on March 6, 2024, Commission File Number 001-38214.

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

10.6
Second Amended and Restated Credit Agreement, dated as of December 13, 2024, between Hamilton Beach Brands, Inc., as borrower, and Wells Fargo Bank, National Association, as lender is incorporated by reference to Exhibit 10.1 to Hamilton Beach Brands Holding Company’s Current Report on Form 8-K, filed by the Company on December 17, 2024, Commission File Number 001-38214.

10.7*
The Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan (Effective January 1, 2014) is incorporated by reference to Exhibit 10.1 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed by NACCO Industries, Inc. on May 9, 2014, Commission File Number 001-09172.

10.8*
Amendment No. 1 The Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan (Effective January 1, 2014) is incorporated by reference to Exhibit 10.32 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

10.9*
Amendment No. 2 to the Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan, dated as of March 1, 2014 is incorporated by reference to Exhibit 10.3 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on October 30, 2018, Commission File Number 001-38214.

10.10*
Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2015) is incorporated by reference to Exhibit 10.2 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed by NACCO Industries, Inc. on May 18, 2015, Commission File Number 001-09172.

10.11*
Amendment No. 1 to Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2015) is incorporated by reference to Exhibit 10.31 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

10.12*
Amendment No. 2 to the Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan, dated as of March 1, 2015 is incorporated by reference to Exhibit 10.2 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on October 30, 2018, Commission File Number 001-38214.

10.13*
Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan (Effective September 29, 2017) is incorporated by reference to Exhibit 10.34 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

10.14*
Form of Cashless Exercise Award Agreement for the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan is incorporated by reference to Exhibit 10.36 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

10.15*
Form of Non-Cashless Exercise Award Agreement for the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan is incorporated by reference to Exhibit 10.37 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

10.16*
Amendment No. 1 to the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, dated as of September 29, 2017 is incorporated by reference to Exhibit 10.1 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on October 30, 2018, Commission File Number 001-38214.

10.17*
Amended and Restated Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, dated as of March 1, 2020 is incorporated by reference to Appendix A of Hamilton Beach Brands Holding Company’s Definitive Proxy Statement on Form DEF 14A, filed by the Company on March 26, 2020, Commission File Number 001-38214.

10.18*
Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, amended and restated effective March 1, 2022 is incorporated by reference to Exhibit 4.4 to the Hamilton Beach Brands Holding Company’s Registration Statement on Form S-8, filed by the Company on May 18, 2022, Commission File Number 333-265031.

10.19*
Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, amended and restated effective March 1, 2024 is incorporated by reference to Exhibit 4.4 to the Hamilton Beach Brands Holding Company’s Registration Statement on Form S-8, filed by the Company on May 9, 2024, Commission File Number 333-279263.

10.20*
Form of Cashless Exercise Award Agreement for the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan is incorporated by reference to Exhibit 10.2 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on May 5, 2021, Commission File Number 001-38214.

10.21*
Hamilton Beach Brands Holding Company Supplemental Executive Long-Term Incentive Bonus Plan (Effective September 29, 2017) is incorporated by reference to Exhibit 10.38 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

10.22*
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

10.24*
Hamilton Beach Brands Holding Company Non-Employee Directors’ Equity Compensation Plan (Amended and Restated Effective May 18, 2021) is incorporated by reference to Exhibit 10.1 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on August 4, 2021, Commission File Number 001-38214 .

10.25*
Hamilton Beach Brands Holding Company Non-Employee Directors’ Equity Compensation Plan, amended and restated effective May 9, 2024 is incorporated by reference to Exhibit 4.4 to the Hamilton Beach Brands Holding Company’s Registration Statement on Form S-8, filed by the Company on May 9, 2024, Commission File Number 333-279260.

10.26*
The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January 1, 2015) is incorporated by reference to Exhibit 10.71 to NACCO Industries, Inc.’s Annual Report on Form 10-K, filed by NACCO Industries, Inc. on March 9, 2015, Commission File Number 001-09172.

10.27*
Amendment No. 1 to The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January 1, 2015) is incorporated by reference to Exhibit 10.77 to NACCO Industries, Inc.’s Annual Report on Form 10-K, filed by NACCO Industries, Inc. on March 2, 2016, Commission File Number 001-09172.

10.28*
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

(19) Insider trading policies and procedures

19.1	Insider Trading Policy.

(21) Subsidiaries of the registrant.

21.1	A list of the subsidiaries of the Company is attached hereto as Exhibit 21.

(23) Consents of experts and counsel.

23.1	Consent of Ernst & Young LLP.

(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of R. Scott Tidey pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).
31(i)(2)	Certification of Sally M. Cunningham pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).

(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by R. Scott Tidey and Sally M. Cunningham

(97) Policy relating to recovery of erroneously awarded compensation

97.1
Policy relating to recovery of erroneously awarded compensation is incorporated by reference to Exhibit 97.1 to Hamilton Beach Brands Holding Company’s Annual Report on Form 10-K, filed by the Company on March 6, 2024, Commission File Number 001-38214

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

Hamilton Beach Brands Holding Company
(Registrant)

	Signature	Title	Date
By:	/s/ Sally M. Cunningham	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)	February 26, 2025
Sally M. Cunningham

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Scott Tidey
R. Scott Tidey	President and Chief Executive Officer (Principal Executive Officer), Director	February 26, 2025

/s/ Sally M. Cunningham
Sally M. Cunningham	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)	February 26, 2025

/s/ Mark R. Belgya
Mark R. Belgya	Director	February 26, 2025

/s/ J.C. Butler, Jr.
J.C. Butler, Jr.	Director	February 26, 2025

/s/ Paul D. Furlow
Paul D. Furlow	Director	February 26, 2025

/s/ John P. Jumper
John P. Jumper	Director	February 26, 2025

/s/ Dennis W. LaBarre
Dennis W. LaBarre	Director	February 26, 2025

/s/ April L. Lane
April L. Lane	Director	February 26, 2025

/s/ Bela S. Mehta
Bela S. Mehta	Director	February 26, 2025

Signature	Title	Date
/s/ Michael S. Miller
Michael S. Miller	Director	February 26, 2025

/s/ Alfred M. Rankin, Jr.
Alfred M. Rankin, Jr.	Director	February 26, 2025

/s/ Thomas T. Rankin
Thomas T. Rankin	Director	February 26, 2025

/s/ James A. Ratner
James A. Ratner	Director	February 26, 2025

/s/ Clara R. Williams
Clara R. Williams	Director	February 26, 2025

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2024

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hamilton Beach Brands Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Beach Brands Holding Company (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2024, and the related notes and Financial Statement Schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

Auditing the valuation of the customer price concession accrual was complex and involved especially challenging judgment because the calculation involves subjective management assumptions about estimates of expected price concessions. For example, the adjustment to the price concession accrual reflects management's assumptions about future deductions to be taken by customers which is subjective in nature as it relies upon retrospective analysis of price concessions claimed by customers and management’s knowledge of its customer base, and changes in those assumptions can have a material effect on the customer price concession accrual.

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

Richmond, Virginia
February 26, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hamilton Beach Brands Holding Company

Opinion on Internal Control Over Financial Reporting

We have audited Hamilton Beach Brands Holding Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hamilton Beach Brands Holding Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of HealthBeacon, which is included in the 2024 consolidated financial statements of the Company and constituted 3% of total consolidated assets as of December 31, 2024 and 1% of total consolidated revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of HealthBeacon.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Richmond, Virginia
February 26, 2025

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2024	2023	2022
	(In thousands, except per share data)
Revenue	$654,693	$625,625	$640,949
Cost of sales	484,486	481,949	511,835
Gross profit	170,207	143,676	129,114
Selling, general and administrative expenses	126,703	108,395	90,120
Amortization of intangible assets	302	200	200
Operating profit	43,202	35,081	38,794
Interest expense, net	613	3,000	4,589
Pension termination expense	7,611	—	—
Other expense (income), net	1,602	385	1,776
Income before income taxes	33,376	31,696	32,429
Income tax expense (benefit)	2,617	6,454	7,162
Net income	$30,759	$25,242	$25,267

Basic and diluted earnings per share	$2.20	$1.80	$1.81

Basic weighted average shares outstanding	13,950	14,036	13,970
Diluted weighted average shares outstanding	13,963	14,060	13,996
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2024	2023	2022
	(In thousands)
Net income	$30,759	$25,242	$25,267
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(5,867)	1,859	(2,997)
Gain (loss) on long-term intra-entity foreign currency transactions	—	653	1,865
Cash flow hedging activity	2,371	(3,365)	4,450
Reclassification of foreign currency adjustments into earnings	—	—	2,085
Reclassification of hedging activities into earnings	(1,223)	1,631	346
Pension plan adjustment	999	103	(4,053)
Reclassification related to pension termination activity into earnings	5,668	—	—
Reclassification of pension adjustments into earnings	142	370	629
Total other comprehensive income, net of tax	$2,090	$1,251	$2,325
Comprehensive income	$32,849	$26,493	$27,592
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2024	2023
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$45,644	$15,370
Trade receivables, net	117,068	135,434
Inventory	124,904	126,554
Prepaid expenses and other current assets	16,103	9,457
Total current assets	303,719	286,815
Property, plant and equipment, net	34,401	27,401
Right-of-use lease assets	36,049	39,423
Goodwill	7,099	6,253
Other intangible assets, net	2,101	1,292
Deferred tax assets	6,693	2,581
Deferred costs	16,156	14,613
Other non-current assets	8,849	6,324
Total assets	$415,067	$384,702
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$104,161	$99,704
Accrued compensation	18,792	14,948
Accrued product returns	7,876	6,232
Lease liabilities	5,193	6,155
Other current liabilities	18,098	12,549
Total current liabilities	154,120	139,588
Revolving credit agreements	50,000	50,000
Lease liabilities, non-current	39,008	41,937
Other long-term liabilities	6,036	5,910
Total liabilities	249,164	237,435
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—
Class A Common stock, par value $0.01 per share; 11,476 and 11,161 shares issued as of December 31, 2024 and 2023, respectively	115	112
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis; 3,603 and 3,616 shares issued as of December 31, 2024 and 2023, respectively	36	36
Capital in excess of par value	76,668	70,401
Treasury stock	(26,202)	(12,013)
Retained earnings	123,863	99,398
Accumulated other comprehensive loss	(8,577)	(10,667)
Total stockholders’ equity	165,903	147,267
Total liabilities and stockholders’ equity	$415,067	$384,702
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2024	2023	2022
	(In thousands)
Operating activities
Net income	$30,759	$25,242	$25,267
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	4,801	4,362	4,883
Deferred income taxes	(7,269)	(906)	372
Stock compensation expense	6,270	5,394	3,424
Brazil foreign currency loss	—	—	2,085
Pension termination expense	7,611	—	—
Other	6,354	(358)	(129)
Net changes in operating assets and liabilities:
Trade receivables	13,840	(18,768)	4,532
Inventory	(4,103)	30,761	26,399
Other assets	713	10,856	6,274
Accounts payable	4,747	37,493	(69,911)
Other liabilities	1,692	(5,440)	(6,614)
Net cash provided by (used for) operating activities	65,415	88,636	(3,418)
Investing activities
Expenditures for property, plant and equipment	(3,193)	(3,419)	(2,279)
Acquisition of business, net of cash acquired	(7,412)	—	—
Issuance of secured loan	(600)	(1,605)	—
Repayment of secured loan	2,205	—	—
Purchase of U.S. Treasury bill	(4,884)	—	—
Other	—	(150)	—
Net cash provided by (used for) investing activities	(13,884)	(5,174)	(2,279)
Financing activities
Net additions (reductions) to revolving credit agreements	—	(60,916)	14,383
Purchase of treasury stock	(14,106)	(3,074)	(2,979)
Cash dividends paid	(6,294)	(6,082)	(5,782)
Financing fees paid	(548)	—	(47)
Net cash provided by (used for) financing activities	(20,948)	(70,072)	5,575
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(438)	1,084	(123)
Cash, cash equivalents and restricted cash
Increase (decrease) for the year	30,145	14,474	(245)
Balance at the beginning of the year	16,379	1,905	2,150
Balance at the end of the year	$46,524	$16,379	$1,905

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$45,644	$15,370	$928
Restricted cash included in prepaid expenses and other current assets	880	72	62
Restricted cash included in other non-current assets	—	937	915
Total cash, cash equivalents and restricted cash	$46,524	$16,379	$1,905
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands, except per share data)
Balance, January 1, 2022	$103	$40	$61,586	$(5,960)	$60,753	$(14,243)	$102,279
Net income	—	—	—	—	25,267	—	25,267
Issuance of common stock, net of conversions	4	(2)	(2)	—	—	—	—
Purchase of treasury stock	—	—	—	(2,979)	—	—	(2,979)
Stock compensation expense	—	—	3,424	—	—	—	3,424
Cash dividends, $0.415 per share	—	—	—	—	(5,782)	—	(5,782)
Other comprehensive income (loss)	—	—	—	—	—	(735)	(735)
Reclassification adjustment to net income	—	—	—	—	—	3,060	3,060
Balance, December 31, 2022	$107	$38	$65,008	$(8,939)	$80,238	$(11,918)	$124,534
Net income	—	—	—	—	25,242	—	25,242
Issuance of common stock, net of conversions	5	(2)	(1)	—	—	—	2
Purchase of treasury stock	—	—	—	(3,074)	—	—	(3,074)
Stock compensation expense	—	—	5,394	—	—	—	5,394
Cash dividends, $0.435 per share	—	—	—	—	(6,082)	—	(6,082)
Other comprehensive income (loss)	—	—	—	—	—	(750)	(750)
Reclassification adjustment to net income	—	—	—	—	—	2,001	2,001
Balance, December 31, 2023	$112	$36	$70,401	$(12,013)	$99,398	$(10,667)	$147,267
Net income	—	—	—	—	30,759	—	30,759
Issuance of common stock, net of conversions	3	—	(3)	—	—	—	—
Purchase of treasury stock	—	—	—	(14,189)	—	—	(14,189)
Stock compensation expense	—	—	6,270	—	—	—	6,270
Cash dividends, $0.455 per share	—	—	—	—	(6,294)	—	(6,294)
Other comprehensive income (loss)	—	—	—	—	—	(2,497)	(2,497)
Reclassification adjustment to net income	—	—	—	—	—	4,587	4,587
Balance, December 31, 2024	$115	$36	$76,668	$(26,202)	$123,863	$(8,577)	$165,903
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

We are a leading designer, marketer and distributor of a wide range of brand name small electric household and specialty housewares appliances, and commercial products for restaurants, fast food chains, bars and hotels, and are a provider of connected devices and software for healthcare management.

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

U.S. Treasury Bills

During the third quarter of 2024, the Company invested $9.8 million of excess cash on hand into two U.S. Treasury Bills with original maturities of three and six months. U.S. Treasury Bills with an original maturity of 3 months or less are included within cash and cash equivalents on the Consolidated Balance Sheets and those greater than 3 months but less than one year are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. The Company has classified these U.S. Treasury Bills as held-to-maturity as it intends to hold these securities until maturity. Held-to-maturity debt securities are recorded at amortized cost. Discounts from and premiums to par value on held-to-maturity debt securities are accreted/amortized into interest income over the life of the respective security using the effective interest method. The Company evaluates for other than temporary impairment on an ongoing basis. No impairment has been recognized for investments in debt securities for any period presented. As of December 31, 2024, the amortized cost and net carrying value of the security recognized in prepaid expenses and other current assets was $5.0 million. There were no U.S. Treasury Bills recognized within cash and cash equivalents on the Consolidated Balance Sheets as of December 31, 2024 as the U.S. Treasury Bill with an original maturity of three months reached it maturity.

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
The Company maintains significant trade receivables balances with several large retail customers. As of December 31, 2024 and 2023, receivables from the Company’s five largest customers represented 68% and 72%, respectively, of HBB’s net trade receivables. The Company’s significant credit concentration is uncollateralized; however, historically, minimal credit losses have been incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Accounts payable - Supplier Finance Program

The Company has an agreement with a third-party administrator to provide an accounts payable tracking system which facilitates a participating supplier’s ability to monitor and voluntarily elect to sell payment obligations owed by the Company to the designated third-party financial institution. Participating suppliers can sell one or more of the Company’s payment obligations at their sole discretion. The Company has no economic interest in a supplier’s decision to sell one or more of its payment obligations. The Company’s rights and obligations with respect to such payment obligations, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to sell amounts under these arrangements. The agreement has a limit of $65.0 million in payment obligations. There is no requirement to provide assets pledged as security or other forms of guarantees under the agreement. The Company pays the third-party administrator based upon the original payment terms negotiated with participating suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of December 31, 2024 and 2023, the Company has $56.9 million and $55.0 million, respectively, in outstanding payment obligations that are presented in Accounts payable on the Consolidated Balance Sheets. Of these totals, the third-party financial institution has made payments to participating suppliers to settle $48.2 million and $48.9 million, respectively, of our outstanding payment obligations.

A rollforward of the Company’s outstanding payment obligations confirmed as valid under our supplier finance program for the period shown were as follows:

2024
Confirmed obligations outstanding as of January 1	$55,020
Invoices confirmed during the year	228,936
Confirmed invoices paid during the year	(227,016)
Confirmed obligations outstanding as of December 31	$56,940

Transfer of Financial Assets

The Company has entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables. These transactions, which are accounted for as sold receivables, result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $149.7 million, $128.7 million and $118.5 million of trade receivables during 2024, 2023 and 2022, respectively. The losses incurred on sold receivables in the consolidated results of operations for the years ended December 31, 2024, 2023 and 2022 were not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. Adjustments to the carrying value are recorded for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.

Assets Held for Sale

In April 2021, the Company made the decision to wind down the Brazilian subsidiary and enter into a licensing agreement with a third party to service the Brazilian market. During 2022, the criteria for substantially complete liquidation were met, and $2.1 million of accumulated other comprehensive losses were released into other expense (income), net in the consolidated results of operations during the year ended December 31, 2022.

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

Environmental Liabilities

The Company and environmental consultants are investigating or remediating historical environmental contamination at some current and former sites operated by the Company or by businesses the Company has acquired. Liabilities for environmental matters are recorded in the period when it is determined to be probable and reasonably estimable that the Company will incur costs. When only a range of amounts is reasonably estimable and no amount within the range is more probable than another, the Company records the low end of the range. Environmental liabilities are recorded on an undiscounted basis and associated expense is recorded in selling, general and administrative expenses. When recovery of a portion of an environmental liability is probable, such amounts are recognized as a reduction to selling, general and administrative expenses and included in prepaid expenses and other current assets (current portion) and other non-current assets until settled.

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

Product Development Costs

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs, included in selling, general and administrative expenses, amounted to $13.7 million, $12.4 million and $11.8 million in 2024, 2023 and 2022, respectively.

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

Financial Instruments

Financial instruments held by the Company include cash and cash equivalents, U.S. Treasury Bills, trade receivables, accounts payable, revolving credit agreements, interest rate swap agreements and forward foreign currency exchange contracts. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes. Interest rate swap agreements and forward foreign currency exchange contracts held by the Company have been designated as hedges of forecasted cash flows. The Company holds these derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges.

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

Stock Compensation

Pursuant to the Executive Long-Term Equity Incentive Plan (the “Executive Plan”) established in September 2017, and amended and restated in March 2024, the Company grants shares of Class A Common, subject to transfer restrictions, as a means of retaining and rewarding selected employees for long-term performance. Shares awarded under the Executive Plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends after three, five or ten years from the award date or at the earliest of (1) three years after the participant’s retirement date, or (2) the participant’s death or permanent disability. The Company issued 241,947, 169,227 and 150,062 shares of Class A Common in the years ended December 31, 2024, 2023 and 2022, respectively. After the issuance of these shares, there were 1,011,394 shares of Class A Common available for issuance under this plan. Stock compensation expense related to the Executive Plan was $5.1 million, $4.2 million and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was based on the fair value of Class A Common on the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the annual retainer for each non-employee director is paid in transfer-restricted shares of Class A Common. For the years ended December 31, 2024 and 2023, $110,000 ($150,000 for the Chairman) of the non-employee director’s annual retainer of $175,000 ($250,000 for the Chairman) was paid in transfer-restricted shares of Class A Common. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the transfer restriction period ends at the earliest of (1) ten years after the Quarter Date with respect to which such Required Shares were issued or transferred, (2) the date of the director’s death or date the director terminates service as a director due to permanent disability, (3) five years (or earlier with the approval of the Board) after the director’s date of retirement from the Board, or (4) the date the director has both retired from the Board and has reached age 70. Pursuant to this plan, the Company issued 60,235, 100,238 and 90,223 shares in the years ended December 31, 2024, 2023 and 2022, respectively. In addition to the mandatory retainer fee received in transfer-restricted stock, directors may elect to receive shares of Class A Common in lieu of cash for up to 100% of the balance of their annual retainer, committee retainer and any committee chairman’s fees. These voluntary shares are not subject to any restrictions. There were no shares issued under voluntary elections in 2024, 2023 and 2022. After the issuance of these shares, there were 433,173 shares of Class A Common available for issuance under this plan. Stock compensation expense related to these awards was $1.2 million, $1.2 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Stock compensation expense represents fair value based on the market price of the shares of Class A Common on the grant date.

Leases

Lessee

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Lessor

The Company is the lessor of connected devices to specialty pharmacy networks and pharmaceutical companies. The devices are leased on a month-to-month basis and therefore are short-term leases. These leases are classified as operating leases. There are no options to purchase the device at the end of the term. Revenue is recognized on a straight-line basis based on quantity of connected devices in service during the month. The Company combines lease and non-lease components as a single component for all asset classes.

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

Accounting Standards Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements on an annual and interim basis. The Update requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). Additionally, the title and position of the CODM is required to be disclosed along with how the CODM uses reported measured of segment profit or loss in assessing performance and deciding how to allocate resources. The Company adopted ASU 2023-07 for the fiscal year beginning January 1, 2024. The adoption of this guidance did not have a material impact to the Company’s consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The Company adopted this guidance in the first quarter of 2023, however the annual requirement for the rollforward of the obligation was not effective until the fiscal year beginning January 1, 2024. The Company has adopted the final requirement of ASU 2022-04 for the fiscal year beginning January 1, 2024 and the adoption of this guidance did not have a material impact to the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which requires additional information to be disclosed about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently in the process of evaluating the impact of the new requirements but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

NOTE 2 - Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2024	2023
Land	$226	$226
Furniture and fixtures	9,946	10,885
Building and improvements	9,511	9,704
Machinery and equipment	33,021	33,626
Internal-use capitalized software	15,867	14,981
Construction in progress, including internal-use capitalized software not yet in service	2,180	3,177
Property, plant and equipment, at cost	70,751	72,599
Less allowances for depreciation and amortization	36,350	45,198
	$34,401	$27,401

Depreciation expense from property, plant and equipment, net for the years ended December 31, 2024, 2023 and 2022 was $4.5 million, $4.2 million, and $4.7 million, respectively.

NOTE 3 - Intangible Assets

Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of December 31, 2024
Trademarks	$3,100	$(2,008)	$1,092
Developed technology	1,111	(102)	1,009
	$4,211	$(2,110)	$2,101

Balance as of December 31, 2023
Trademarks	3,100	(1,808)	1,292
	$3,100	$(1,808)	$1,292

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Amortization expense for intangible assets was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Expected annual amortization expense of intangible assets for the next five years is $0.3 million. The weighted average amortization period for intangible assets is approximately 7.2 years.

The goodwill balance was $7.1 million and $6.3 million as of December 31, 2024 and 2023, respectively. The acquisition of HealthBeacon resulted in the addition of $0.8 million in goodwill during the year ended December 31, 2024 which is attributable to the Health segment. The remaining goodwill balance is attributable to the Home and Commercial Products segment. Other than the acquisition, there has been no change to goodwill since the prior year.

NOTE 4 - Current and Long-Term Financing

Financing arrangements exist at the subsidiary level. Hamilton Beach Brands Holding Company has not guaranteed any borrowings of its subsidiaries.

The following table summarizes HBB’s available and outstanding borrowings:

	December 31
	2024	2023
Total outstanding borrowings:
Revolving credit agreements	$50,000	$50,000
Total outstanding borrowings	$50,000	$50,000

Total available borrowings, net of limitations, under revolving credit agreements	$107,257	$148,097

Unused available borrowings	$57,257	$98,097

Weighted average stated interest rate on total borrowings	5.20%	6.84%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements)	2.50%	4.25%

Including swap settlements, interest paid on total debt was $0.5 million, $3.0 million and $4.5 million during 2024, 2023 and 2022, respectively. Interest capitalized was not material in 2024, 2023 and 2022.

On December 13, 2024, HBB entered into the Second Amended and Restated Credit Agreement (the “Agreement”). The Agreement restated HBB’s prior credit agreement in its entirety and extended the term of HBB's senior secured floating-rate revolving credit facility (the “HBB Facility”) to December 13, 2029, decreased the credit facility from $150 million to $125 million, added an optional $25.0 million term loan, and removed the Canadian subsidiary from the credit facility. As a result of the Agreement, repayment of the HBB Facility is due on December 13, 2029, therefore all borrowings are classified as long term debt as of December 31, 2024. The obligations under the HBB Facility are secured by substantially all of HBB’s U.S. assets. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. As of December 31, 2024, HBB was in compliance with all financial covenants in the HBB Facility.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables and inventory of HBB. As of December 31, 2024, interest on outstanding loans under the HBB Facility accrues at a per annum rate equal to, at HBB’s option, either Term Secured Overnight Financing Rate (SOFR) (as defined in the HBB) plus 1.65% or the Base Rate (as defined in the HBB) plus 0.00%. As of December 31, 2024, the HBB Facility requires a fee of 0.20% per annum on the unused commitment thereunder.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
HBB does not expect to make voluntary repayments within the next twelve months under the HBB Facility as the rate of return to invest excess cash exceeds the average interest rate of the HBB Facility. A material decrease in interest rates could cause HBB to re-evaluate.

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

There were no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2024 and 2023.

NOTE 6 - Derivative Financial Instruments

Foreign Currency Derivatives

HBB held forward foreign currency exchange contracts with total notional amounts of $18.8 million and $16.9 million as of December 31, 2024 and 2023, respectively, denominated primarily in Canadian dollars and Mexican pesos. The fair value of these contracts approximated a receivable of $0.8 million as of December 31, 2024 and a payable of $0.5 million as of December 31, 2023.

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

The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements for HBB as of December 31, in millions:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2024	2023	2024	2023	December 31, 2024
Interest rate swaps	$50.0	$25.0	1.6%	1.4%	Extending to January 2029
Interest rate swaps	$—	$25.0	—%	1.6%	n/a
Delayed start interest rate swaps	$—	$25.0	—%	1.8%	n/a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The fair value of HBB’s interest rate swap agreements was a receivable of $4.0 million as of December 31, 2024 and a receivable of $4.0 million as of December 31, 2023. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in AOCI. The interest rate swap agreements held by HBB on December 31, 2024 are expected to continue to be effective as hedges.
The following table summarizes the fair value of derivative instruments as of December 31, as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2024	2023	Balance sheet location	2024	2023
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$1,144	$511	Other current liabilities	$—	$—
Long-term	Other non-current assets	2,808	3,501	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	789	—	Other current liabilities	—	538
Total derivatives		$4,741	$4,012		$—	$538

NOTE 7 - Leasing Arrangements

Lessee

At commencement of the Company’s leases right-of-use assets and corresponding liabilities are recognized based on the present value of future lease payments over the lease term. Some of the Company’s leases, primarily those for real estate assets, may contain both lease and non-lease components. The Company has elected to combine and account for lease and non-lease components as a single lease component. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets and lease expense for these leases are recognized on a straight-line basis over the lease term. The Company’s leases have remaining lease terms of one month to 13 years, some of which include options to extend the leases for up to 5 years. The renewal option is included in the lease term if it is concluded that it is reasonably certain that the Company will exercise that option.

The assets associated with the Company’s leases primarily consist of real estate and equipment. Real estate leases are comprised of warehouses, global headquarters and sales offices. Equipment leases include office and warehouse equipment as well as Company specific tooling used by third-party suppliers in the production process. Payments under these lease arrangements may be fixed or variable.

	December 31
	2024	2023
Operating lease cost	$8,112	$8,380
Finance lease cost
Amortization of leased assets	72	29
Interest on lease liabilities	28	14
Finance lease cost	100	43
Variable lease cost (1)	368,948	354,024
Short term lease cost (2)	52	280
Total lease cost	$377,212	$362,727

(1) Amounts primarily reflect product purchases that are associated with production related tooling.
(2) Leases with an initial term of 12 months or less

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The Company recognized a $0.7 million and $0.5 million impairment charge in 2024 and 2023, respectively, related to the consolidation of warehouses, which is included within cost of sales in the Consolidated Statement of Operations and relates to the Home and Commercial Products segment. The impairments were measured using a discounted cash flow based on the marketed rate of the warehouse and the time expected to identify a sub-lessor.

The following table presents supplemental cash flow and non-cash information related to leases:

	December 31
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities – operating cash flows from leases	$8,799	$8,429
Right-of-use assets obtained in exchange for lease obligations of operating leases – non-cash activity	$2,624	$981
Right-of-use assets obtained in exchange for lease obligations of finance leases – non-cash activity	$73	$377

The following table reconciles the undiscounted future lease payments for operating and finance leases to the lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2024:

Undiscounted Future Lease Payments
2025	$7,370
2026	6,674
2027	6,209
2028	5,851
2029	5,692
Thereafter	22,676
Total lease payments	54,472
Less: impact of discounting	10,271
Present value of lease payments	$44,201

The following table summarizes the weighted-average lease term and discount rate.

	December 31
	2024	2023
Weighted average remaining lease term in years - operating leases	8.3	9.0
Weighted average remaining lease term in years - finance leases	3.6	4.5
Weighted average discount rate - operating leases (1)	5.1%	5.0%
Weighted average discount rate - finance leases (1)	7.3%	7.6%
(1) The discount rates used to present value the lease liabilities are based on estimates of the Company’s incremental borrowing rate.

As of December 31, 2024, the Company did not have any additional material operating or finance leases that had not yet commenced.

Lessor

The Company leases connected devices to specialty pharmacy networks and pharmaceutical companies. The lease payments are assessed per unit on a monthly basis. The devices are leased on a month-to-month basis and therefore are short-term leases. These leases are classified as operating leases. There are no options to purchase the device at the end of the term. The devices are classified as property, plant and equipment, net on the Consolidated Balance Sheets. For the year ended December 31, 2024, total lease revenue was $3.2 million. There was no lease revenue during the year ended December 31, 2023.

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

The following table sets forth the Company’s authorized capital stock information:

	December 31
	2024	2023
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000
Preferred stock outstanding	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000
Class A Common issued(1)(2)	11,476	11,161
Treasury Stock(3)	1,545	877
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis
Class B Common authorized	30,000	30,000
Class B Common issued(1)	3,603	3,616
(1)    Class B Common converted to Class A Common were 13 shares during 2024 and 228 shares 2023.
(2)     The Company issued Class A Common of 302 during 2024 and 270 during 2023 related to the Company’s stock compensation plan.
(3)     On March 5, 2024, a total of 30 mandatory cashless-exercise-award shares of Class A Common were surrendered to the Company by the participants of our Executive Long-Term Equity Incentive Compensation Plan (the “Incentive Plan”) in order to satisfy the participants’ tax withholding obligations with respect to shares of Class A Common awarded under the Incentive Plan on March 5, 2024.

Stock Repurchases

In November 2023, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting January 1, 2024 and ending December 31, 2025. This program replaced the previous stock repurchase plan that started February 22, 2022 and ended December 31, 2023. During the years ended December 31, 2024, 2023 and 2022, the Company repurchased 638,381, 250,772 and 261,049 shares for an aggregate purchase price of $13.5 million, $3.1 million and $3.0 million, respectively.

Additionally, during the year ended December 31, 2024, the Company withheld shares for tax payments due upon issuance of stock to employees under the Incentive Plan. During the year ended December 31, 2024, the Company repurchased 30,404 shares for an aggregate purchase price of $0.6 million pursuant to the Incentive Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The total combined share repurchases from the stock repurchase program and the Incentive Plan during the year ended December 31, 2024, was 668,785 shares for $14.1 million aggregate purchase price (excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022).

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total
Balance, January 1, 2022	$(9,877)	$(638)	$(3,728)	$(14,243)
Other comprehensive income (loss)	(865)	5,950	(5,444)	(359)
Reclassification adjustment to net income (loss)	1,267	478	851	2,596
Tax effects	551	(1,632)	1,169	88
Balance, December 31, 2022	$(8,924)	$4,158	$(7,152)	$(11,918)
Other comprehensive income (loss)	2,792	(4,529)	141	(1,596)
Reclassification adjustment to net income (loss)	—	2,231	474	2,705
Tax effects	(280)	564	(142)	142
Balance, December 31, 2023	$(6,412)	$2,424	$(6,679)	$(10,667)
Other comprehensive income (loss)	(5,867)	3,256	1,344	(1,267)
Reclassification adjustment to net income (loss)	—	(1,629)	7,805	6,176
Tax effects	—	(479)	(2,340)	(2,819)
Balance, December 31, 2024	$(12,279)	$3,572	$130	$(8,577)

Earnings per share

The weighted average number of shares of Class A Common and Class B Common outstanding used to calculate basic and diluted earnings (loss) per share were as follows:

	2024	2023	2022
Basic weighted average shares outstanding	13,950	14,036	13,970
Dilutive effect of share-based compensation awards	13	24	26
Diluted weighted average shares outstanding	13,963	14,060	13,996

Basic and diluted earnings (loss) per share	$2.20	$1.80	$1.81

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

The following table presents the Company’s revenue on a disaggregated basis for the year ending:

	Year Ended
	December 31
	2024	2023	2022

Consumer products	$592,801	$568,006	$573,898
Commercial products	51,755	52,327	61,455
Licensing	6,917	5,292	5,596
Leasing	3,220	—	—
Total revenues	$654,693	$625,625	$640,949

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Walmart Inc. and its global subsidiaries accounted for approximately 29%, 27% and 26% of the Company’s revenue in 2024, 2023 and 2022, respectively. Amazon.com, Inc. and its subsidiaries accounted for approximately 24%, 24% and 23% of the Company’s revenue in 2024, 2023 and 2022 respectively. The Company’s five largest customers accounted for approximately 65%, 64% and 61% of its revenue in 2024, 2023 and 2022, respectively.

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

As of December 31, 2024 and 2023, the Company had accrued undiscounted obligations of $3.9 million and $3.4 million respectively, for environmental investigation and remediation activities. The increase in the amount accrued as of December 31, 2024 compared to December 31, 2023 is due to a change in the expected extent of investigation and remediation activities associated with some of the sites. The Company estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.0 million related to the environmental investigation and remediation at these sites. As of December 31, 2024, the Company has $0.9 million, classified as restricted cash, associated with reimbursement of environmental investigation and remediation costs from a responsible party in exchange for release from all future obligations for one site. Additionally, the Company has a $1.3 million asset associated with the reimbursement of costs associated with two sites, which is included in prepaid expenses and other current assets and other non-current assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
NOTE 11 - Income Taxes

The components of income (loss) before income taxes and the income tax expense (benefit) for the years ended December 31 are as follows:

	2024	2023	2022
Income (loss) before income taxes
Domestic	$33,403	$24,008	$34,400
Foreign	(27)	7,688	(1,971)
	$33,376	$31,696	$32,429
Income tax expense (benefit)
Current income tax expense (benefit):
Federal	$8,457	$3,412	$6,297
State	2,790	1,452	2,463
Foreign	(1,361)	2,496	(1,970)
Total current	9,886	7,360	6,790
Deferred income tax expense (benefit):
Federal	(4,573)	910	(669)
State	(998)	(9)	(153)
Foreign	(1,698)	(1,807)	1,194
Total deferred	(7,269)	(906)	372
	$2,617	$6,454	$7,162
The Company made $5.8 million, $3.1 million and $5.3 million federal income tax payments during 2024, 2023 and 2022, respectively, to the IRS. The Company made foreign and state income tax payments of $5.2 million, $3.2 million and $4.0 million during 2024, 2023 and 2022, respectively. No income tax refunds were received in 2024. Income tax refunds totaled $0.1 million and $0.5 million during 2023 and 2022, respectively.

A reconciliation of the federal statutory and effective income tax rate for the years ended December 31 is as follows:

	2024		2023		2022
	$	%	$	%	$	%
Income (loss) before income taxes	$33,376		$31,696		$32,429
Statutory taxes at 21%	$7,009	21.0%	$6,656	21.0%	$6,810	21.0%
State and local income taxes	1,610	4.8%	1,224	3.9%	1,850	5.7%
Valuation allowances	635	1.9%	13	0.1%	642	2.0%
Other non-deductible expenses	1,196	3.6%	402	1.3%	384	1.2%
Credits	(1,148)	(3.4)%	(860)	(2.7)%	(900)	(2.8)%
Effect of foreign operations (1)	(4,330)	(13.1)%	(946)	(3.0)%	(526)	(1.6)%
Unrecognized tax benefits	(32)	(0.1)%	422	1.3%	(1,179)	(3.6)%
Accounting method change (2)	(2,278)	(6.8)%	—	—%	—	—%
Other, net	(45)	(0.1)%	(457)	(1.5)%	81	0.2%
Income tax provision	$2,617	7.8%	$6,454	20.4%	$7,162	22.1%

(1) The 2024 period includes a tax benefit for deducting certain historical foreign operating losses.
(2) During the fourth quarter of 2024, the Company filed IRS form 3115 Application for Change in Accounting Method, for depreciation. The result of the filing was a benefit of $2.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
A detailed summary of the total deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2024	2023
Deferred tax assets
Tax carryforwards	$5,982	$2,206
Lease liabilities	2,003	2,208
Inventory	802	1,420
Accrued expenses and reserves	2,963	3,131
Other employee benefits	259	316
Depreciation and amortization	3,646	—
Other	32	302
Total deferred tax assets	15,687	9,583
Less: Valuation allowances	(5,982)	(2,780)
	9,705	6,803
Deferred tax liabilities
Right-of-use lease assets	—	70
Accrued pension benefits	3,373	3,349
Depreciation and amortization	—	803
Total deferred tax liabilities	3,373	4,222
Net deferred tax asset	$6,332	$2,581

As of December 31, 2024 and 2023, respectively, the Company maintained valuation allowances with respect to certain deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions that the Company believes are not likely to be realized.

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2024
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$5,982	$5,982	2025 - Indefinite

	December 31, 2023
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$2,780	$2,780	2024 - Indefinite

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
As of December 31, 2024, the cumulative unremitted earnings of the Company’s foreign subsidiaries are approximately $15.0 million. The Company has recorded the tax impact for the unremitted earnings as allowed under the Tax Cuts and Jobs Act (the “Tax Act”), a portion of which is classified in other long-term liabilities as the Company has elected to make payments over eight years. The Company continues to conclude all material entities’ foreign earnings will be indefinitely reinvested in its foreign operations and will remain offshore in order to meet the capital and business needs outside of the U.S. As a result, the Company does not provide a deferred tax liability with respect to the cumulative unremitted earnings. It is not practicable to determine the deferred tax liability associated with these undistributed earnings due to the availability of foreign tax credits and the complexity of the rules governing the utilization of such credits under the new rules under the Tax Act. The Company recognizes any tax impacts of global intangible low-taxed income (GILTI) as period costs similar to other special deductions, and not as deferred taxes for basis differences.
The following is a reconciliation of the Company’s total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2024, 2023 and 2022. Approximately $0.6 million, $1.4 million and $0.2 million of these gross amounts as of December 31, 2024, 2023 and 2022, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2024	2023	2022
Balance as of January 1	$1,447	$256	$3,855
Additions (reductions) based on tax positions related to prior years	(769)	769	(3,476)
Additions (reductions) based on tax positions related to the current year	—	493	71
Reductions for lapse of statute of limitations	(60)	(71)	(194)
Reductions due to settlements with taxing authorities	—	—	—
Balance as of December 31	$618	$1,447	$256

The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized no income or expense for the years ended December 31, 2024 and 2023. The Company recognized income of $1.5 million related to interest and penalties for the year ended December 31, 2022. There were no accruals for interest and penalties as of December 31, 2024, 2023 and 2022.

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

NOTE 12 - Retirement Benefit Plans

Defined Benefit Plans

The Company maintains one active defined benefit pension plan in Canada (the “Canada Pension Plan”) and one terminated defined benefit pension plan (the “U.S. Pension Plan”) that provide benefits based on years of service and average compensation during certain periods. The Company’s U.S. Pension Plan was frozen, effective December 31, 1996, for participation and benefit accrual purposes (except cash balance interest credits required by law). Similarly, the Company’s Canada Pension Plan was frozen, effective December 31, 2008.
During 2022, the Board approved the termination of our U.S. Pension Plan with an effective date of September 30, 2022. During 2024, the Company substantially completed the termination. The Company currently expects that all surplus assets remaining after the U.S. Pension Plan termination will be transferred to a qualified replacement plan once all remaining benefit obligations are settled. The surplus assets as of December 31, 2024 were $13.4 million which are included within prepaid expenses and other current assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The weighted-average assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2024	2023	2022
U.S. Pension Plan
Discount rate for pension benefit obligation	n/a	5.01%	5.34%
Discount rate for net periodic benefit (income) expense	n/a	5.34%	3.22%
Expected long-term rate of return on assets for net periodic pension (income) expense	n/a	4.00%	6.44%
Canada Pension Plan
Discount rate for pension benefit obligation	4.58%	4.63%	5.15%
Discount rate for net periodic benefit (income) expense	4.63%	5.15%	2.90%
Expected long-term rate of return on assets for net periodic pension (income) expense	6.00%	6.00%	4.75%
During the third quarter of 2024, the Company remeasured the U.S. Pension Plan since benefit obligations were settled through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract in August 2024, under which future benefit obligations were transferred to a third-party insurance company. The remeasurement resulted in pre-tax settlement charges of $7.6 million ($5.7 million post-tax) during the year ended December 31, 2024, which were released from Accumulated Other Comprehensive Income into earnings and are included within Pension termination expense on the Consolidated Statements of Operations.

The discount rate for net periodic benefit (income) expense used during the period January 1, 2024 to August 31, 2024 was 5.01%. Due to the U.S. Pension Plan termination, the discount rate used for the period September 1, 2024 to December 31, 2024 period was 0.00%. The expected long-term rate of return on assets used for the net periodic benefit (income) expense used during the period January 1, 2024 to August 31, 2024 was 3.00%. Due to the U.S. Pension Plan termination, the expected long-term rate of return on assets used for the net periodic benefit (income) expense for the period September 1, 2024 to December 31, 2024 period was 0.00%.

Set forth below is a detail of the net periodic pension (income) expense, included in other expense (income), net for the defined benefit plans for the years ended December 31:

	2024	2023	2022
U.S. Pension Plan
Interest cost	$379	$674	$478
Expected return on plan assets	(521)	(1,082)	(1,820)
Amortization of actuarial loss	238	358	520
Settlement loss	7,611	—	347
Net periodic pension (income) expense	$7,707	$(50)	$(475)

Canada Pension Plan
Interest cost	$147	$162	$127
Expected return on plan assets	(263)	(258)	(261)
Amortization of actuarial loss (gain)	(44)	118	(16)
Net periodic pension (income) expense	$(160)	$22	$(150)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Set forth below is the detail of other changes in plan assets and benefit obligations (pre-tax) recognized in other comprehensive loss (income) for the years ended December 31:

	2024	2023	2022
U.S. Pension Plan
Current year actuarial loss (gain)	$(998)	$(33)	$5,558
Settlement loss	(7,611)	—	(347)
Amortization of actuarial loss	(238)	(358)	(520)
Total recognized in other comprehensive loss (income)	$(8,847)	$(391)	$4,691
Canada Pension Plan
Current year actuarial loss (gain)	$(346)	$(108)	$(114)
Amortization of actuarial (loss) gain	44	(118)	16
Total recognized in other comprehensive loss (income)	$(302)	$(226)	$(98)
The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans as of December 31:

	2024		2023
	U.S. Pension Plan	Canada Pension Plan	U.S. Pension Plan	Canada Pension Plan
Change in benefit obligation
Projected benefit obligation at beginning of year	$12,916	$3,401	$14,495	$3,238
Interest cost	379	147	674	162
Annuity purchase refund	441	—	—	—
Actuarial (gain) loss	(1,610)	18	(350)	186
Benefits paid	(1,030)	(217)	(1,903)	(265)
Settlements	(10,992)	—	—	—
Foreign currency exchange rate changes	—	(272)	—	80
Projected benefit obligation at end of year	$104	$3,077	$12,916	$3,401
Accumulated benefit obligation at end of year	$104	$3,077	$12,916	$3,401
Change in plan assets
Fair value of plan assets at beginning of year	$25,156	$4,654	$26,294	$4,401
Actual return on plan assets	(90)	645	765	551
Benefits paid	(1,030)	(217)	(1,903)	(265)
Annuity purchase refund	441	—	—	—
Settlements	(10,992)	—	—	—
Other	—	(189)	—	(142)
Foreign currency exchange rate changes	—	(388)	—	109
Fair value of plan assets at end of year	$13,485	$4,505	$25,156	$4,654
Funded status at end of year	$13,381	$1,428	$12,240	$1,253
Amounts recognized in the balance sheets consist of:
Deferred costs	$13,381	$1,428	$12,240	$1,253
Components of accumulated other comprehensive loss consist of:
Actuarial loss	$(62)	$205	$(8,910)	$(95)
Deferred taxes	16	(29)	2,265	63
	$(46)	$176	$(6,645)	$(32)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The Company recognizes as a component of benefit cost (income), as of the measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of the projected benefit obligations or the plan assets, defined as the “corridor.” Amounts outside the corridor are amortized over the average expected remaining lifetime of inactive participants for the pension plan. The gain (loss) amounts recognized in AOCI are not expected to be fully recognized until the plan is terminated or as settlements occur, which would trigger accelerated recognition.
The Company’s policy is to make contributions to fund its pension plan within the range allowed by applicable regulations. The Company does not expect to contribute to its Canada Pension Plan in 2025.
Pension benefit payments are made from assets of the pension plan.
Given the Company’s plan to terminate the U.S. Pension Plan, the below reflects the timing and value of the remaining obligations to settle the termination which relate to the Pension Benefit Guaranty Corporation (PBGC)’s missing participant program.
Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Pension Plan	Canada Pension Plan
2025	$104	$224
2026	—	231
2027	—	242
2028	—	240
2029	—	236
2029-2034	—	1,118
	$104	$2,291
Historically, the U.S. Pension Plan employed a total return on investment approach whereby a mix of equities and fixed income investments were used to maximize the long-term return of plan assets for a prudent level of risk. In light of the termination process, volatility in the market and the U.S. Pension Plan’s funding status, the U.S. Pension Plan transferred a significant portion of its assets to lower risk investments in 2022 to move towards a liability driven investing strategy whereby the assets are primarily fixed income investments. During 2024, the assets were moved into a money market fund due to the settlement of benefit obligations.
For the Canada Pension Plan, the expected long-term rate of return on defined benefit plan assets reflects the Company’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. In establishing the expected long-term rate of return assumption for plan assets, the Company considers the historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of the plan as well as a forward-looking rate of return. The historical and forward-looking rates of return are used to determine the Company’s estimated rate of return assumption were based upon the rates of return earned or expected to be earned by investments in the equivalent benchmark market indices for each of the asset classes.
Due to the termination of U.S. Pension Plan, there were no assumptions for expected returns. Expected returns for the Canada Pension Plan are based on fair market value for Canada Pension Plan assets.
The following is the actual allocation percentage for the U.S. Pension Plan assets as of December 31:

	2024 Actual Allocation (1)	2023 Actual Allocation
Fixed income securities	—%	96.2%
Money market	100.0%	3.8%
(1) Due to the U.S. Pension Plan termination, the investment policy was amended to allow investments solely in money market funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The Canada Pension Plan maintains an investment policy that, among other things, establishes a portfolio asset allocation methodology with percentage allocation bands for individual asset classes. The investment policy provides that investments are reallocated between asset classes as balances exceed or fall below the appropriate allocation bands.
The following is the actual allocation percentage and target allocation percentage for the Canada Pension Plan assets as of December 31:

	2024 Actual Allocation	2023 Actual Allocation	Target Allocation Range
Canadian equity securities	32.7%	31.4%	25.0% - 35.0%
Non-Canadian equity securities	37.7%	31.2%	25.0% - 35.0%
Fixed income securities	29.6%	37.4%	30.0% - 50.0%
Money market	—%	—%	0.0% - 5.0%
The fair value of each major category of the Company’s U.S. Pension Plan assets are valued using quoted market prices in active markets for identical assets, or Level 1 in the fair value hierarchy. The fair value of each major category of the Company’s Canada Pension Plan assets are valued using observable inputs, either directly or indirectly, other than quoted market prices in active markets for identical assets. Following are the values as of December 31:

	U.S. Plan		Canada Pension Plan
	2024	2023	2024	2023
U.S. equity securities	$—	$—	$1,458	$1,193
Non-U.S. equity securities	—	—	1,714	1,720
Fixed income securities	—	24,202	1,333	1,741
Money market	13,044	954	—	—
Total	$13,044	$25,156	$4,505	$4,654

Defined Contribution Plans

HBB maintains a defined contribution (401(k)) plan for substantially all U.S. employees and similar plans for Canadian and Irish employees. The Company’s U.S. plan provides employer safe harbor contributions based on plan provisions. All plans provide for a separate employer contribution. These plans permit additional profit-sharing contributions, determined annually, that are based on a formula that includes (1) the effect of actual operating profit results compared with targeted operating profit results and (2) the age and/or compensation of the participants. Total costs, including Company contributions, for these plans were $6.1 million in 2024, $5.0 million in 2023 and $5.2 million in 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
NOTE 13 - Data by Geographic Region
Revenue and property, plant and equipment related to operations outside the U.S., based on customer and asset location, are as follows:

	U.S.	Other	Consolidated
2024
Revenue from unaffiliated customers	$511,248	$143,445	$654,693
Property, plant and equipment, net	$26,730	$7,671	$34,401
2023
Revenue from unaffiliated customers	$493,711	$131,914	$625,625
Property, plant and equipment, net	$23,068	$4,333	$27,401
2022
Revenue from unaffiliated customers	$504,449	$136,500	$640,949
Property, plant and equipment, net	$24,207	$3,623	$27,830
No single country outside of the U.S. comprised 10% or more of HBB’s revenue from unaffiliated customers. There are two countries outside of the U.S. that comprised 10% or more of HBB’s property, plant and equipment, net.

NOTE 14 - Segment Information

The Company’s operations are managed and reported in two operating segments, each of which is a reportable segment for financial reporting purposes: (1) Home and Commercial Products and (2) Health. These segments are organized principally by product and service category. The Company’s reportable segments are determined based on (1) financial information reviewed by the CODM, (2) operational structure of the Company which is designed and managed to share resources across the entire suite of products offered by the business, and (3) the basis upon which the CODM makes resource allocation decisions. The CODM for both segments is the Director, President and Chief Executive Officer of the Company. The CODM utilizes the segment operating profit (loss) to assess profitability and performance of actual results compared to forecasts.

The types of products and services from which each reportable segment derives its revenues are as follows:

Home and Commercial Products
Our Home and Commercial Products segment includes consumer product revenue, primarily concentrated in North America, consisting of sales of small electric household and specialty housewares appliances to traditional brick and mortar and ecommerce retailers, distributors and directly to the end consumer. Also included in this segment is commercial product revenue consisting of sales of products for restaurants, fast-food chains, bars and hotels. Approximately two-thirds of the Company’s commercial sales is in the U.S. and the remaining is in markets across the globe.

Health
Our Health segment includes lease revenue in the U.S. and globally associated with leases of connected devices to specialty pharmacy networks and pharmaceutical companies, as well as licensing revenue associated with agreements which grant customers the right to use software for healthcare management.

The Company has adopted ASU 2023-07 which requires disclosure of significant segment expenses which are regularly reviewed by the CODM. The table below presents the revenues and significant expenses of the two reportable segments along with a reconciliation of segment profit (loss) to consolidated income (loss) before income taxes. Total assets by segment is not reported as the CODM does not regularly review asset information by segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	December 31, 2024
	Home and Commercial Products	Health	Total
Revenue	$650,409	$4,284	$654,693

Less:
Cost of sales	483,444	1,042	484,486
Selling, general and administrative expenses	118,470	8,233	126,703
Amortization of intangible assets	200	102	302
Segment profit (loss)	$48,295	$(5,093)	$43,202

Reconciliation of segment profit (loss)
Interest expense, net			613
Pension termination expense			7,611
Other expense (income), net			1,602
Income before income taxes			$33,376

During the year ended December 31, 2024, the Home and Commercial Products segment had two customers that accounted for more than 10% of total consolidated revenue. These two customers had $189.3 million and $154.1 million of revenue, respectively. During the year ended December 31, 2024, the Health segment had no customers that accounted for more than 10% of total consolidated revenue.

During the years ended December 31, 2023 and 2022, the Company had one operating and one reportable segment.

Since the Company operated in one reportable segment in the prior years presented in the Consolidated Statements of Operations, all required financial segment information can be found in the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 15 - Acquisitions

On February 2, 2024, we completed the acquisition of HealthBeacon PLC (“HealthBeacon”), a medical technology firm and strategic partner of the Company, for €6.9 million (approximately $7.5 million). The transaction was funded with cash on hand.

The acquisition of HealthBeacon was accounted for as a business combination using the acquisition method of accounting. The results of operations for HealthBeacon are included in the accompanying Consolidated Statements of Operations from the acquisition date until December 31, 2024. HealthBeacon had $4.3 million in revenue and $4.3 million in operating loss that was included in our consolidated financial statements for the year ended December 31, 2024, respectively. Pro forma financial information has not been presented, as revenue and expenses related to the acquisition do not have a material impact on the Company’s consolidated financial statements.

There were no adjustments as allowed within the measurement period during the three months ended December 31, 2024. As of December 31, 2024, the purchase price allocation for HealthBeacon has been finalized.

During the year ended December 31, 2024, we incurred transaction costs of approximately $1.3 million, respectively, which are included in Selling, general and administrative expenses.

The following table presents the final value of assets acquired and liabilities assumed:

Fair Values as of February 2, 2024
Cash and cash equivalents	$147
Current assets	1,452
Property, plant and equipment, net	6,634
Goodwill	847
Other intangible assets, net	1,111
Total assets acquired	10,191
Liabilities, current	2,016
Liabilities, non-current	616
Total liabilities acquired	2,632
Purchase Price	$7,559

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HAMILTON BEACH BRANDS HOLDING COMPANY
YEAR ENDED DECEMBER 31, 2024, 2023 AND 2022

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe		Deductions — Describe		Balance at End of Period (B)
(In thousands)
2024
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,036	$1,485	$—		$—	(A)	$2,521
Deferred tax valuation allowances	$2,780	$686	5,367	(D)	$(2,851)	(C), (E)	$5,982
2023
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$957	$79	$—		$—	(A)	$1,036
Deferred tax valuation allowances	$2,153	$6	$—		$(621)	(C)	$2,780
2022
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,036	$(79)	$—		$—	(A)	$957
Deferred tax valuation allowances	$2,095	$568	$—		$510	(C)	$2,153

(A)Write-offs, net of recoveries and foreign exchange rate adjustments.
(B)Balances which are not required to be presented and those which are immaterial have been omitted.
(C)Foreign exchange rate adjustments and utilization of foreign entity losses.
(D)Opening balance sheet addition for the acquisition of HealthBeacon.
(E)The Company determined that the utilization of the assets associated with this valuation allowance are remote and have subsequently been written off.