Form 10-Q
period 2025-03-31
Hamilton Beach Brands Holding Co
filed 2025-04-30
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding as of April 25, 2025: 10,092,978
Number of shares of Class B Common Stock outstanding as of April 25, 2025: 3,598,619

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MARCH 31 2025	DECEMBER 31 2024	MARCH 31 2024
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$48,296	$45,644	$26,279
Trade receivables, net	82,331	117,068	89,596
Inventory	165,890	124,904	133,523
Prepaid expenses and other current assets	16,931	16,103	12,893
Total current assets	313,448	303,719	262,291
Property, plant and equipment, net	34,015	34,401	36,851
Right-of-use lease assets	37,961	36,049	37,848
Goodwill	7,099	7,099	6,253
Other intangible assets, net	2,023	2,101	2,375
Deferred income taxes	7,115	6,693	2,410
Deferred costs	2,720	16,156	14,550
Other non-current assets	13,639	8,849	6,372
Total assets	$418,020	$415,067	$368,950
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$126,342	$104,161	$96,579
Accrued compensation	5,302	18,792	5,701
Accrued product returns	7,074	7,876	6,135
Lease liabilities	5,531	5,193	6,086
Other current liabilities	14,589	18,098	11,693
Total current liabilities	158,838	154,120	126,194
Revolving credit agreements	50,000	50,000	50,000
Lease liabilities, non-current	40,184	39,008	41,009
Other long-term liabilities	5,817	6,036	6,340
Total liabilities	254,839	249,164	223,543
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—	—
Class A Common stock	118	115	114
Class B Common stock	36	36	36
Capital in excess of par value	77,821	76,668	72,303
Treasury stock	(29,575)	(26,202)	(12,567)
Retained earnings	124,083	123,863	96,705
Accumulated other comprehensive loss	(9,302)	(8,577)	(11,184)
Total stockholders’ equity	163,181	165,903	145,407
Total liabilities and stockholders’ equity	$418,020	$415,067	$368,950

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2025	2024
	(In thousands, except per share data)
Revenue	$133,372	$128,277
Cost of sales	100,601	98,223
Gross profit	32,771	30,054
Selling, general and administrative expenses	30,380	30,947
Amortization of intangible assets	78	50
Operating profit (loss)	2,313	(943)
Interest (income) expense, net	(72)	156
Other (income) expense, net	(149)	173
Income (loss) before income taxes	2,534	(1,272)
Income tax expense (benefit)	729	(110)
Net income (loss)	$1,805	$(1,162)

Basic and diluted earnings (loss) per share	$0.13	$(0.08)

Basic weighted average shares outstanding	13,769	14,162
Diluted weighted average shares outstanding	13,788	14,162

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2025	2024
	(In thousands)
Net income (loss)	$1,805	$(1,162)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	327	(1,097)
Cash flow hedging activity	(620)	37
Reclassification of hedging activities into earnings	(480)	472
Reclassification related to pension termination activity into earnings	46	—
Reclassification of pension adjustments into earnings	2	71
Total other comprehensive income (loss), net of tax	(725)	(517)
Comprehensive income (loss)	$1,080	$(1,679)

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2025	2024
	(In thousands)
Operating activities
Net income (loss)	$1,805	$(1,162)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,225	1,188
Stock compensation expense	1,156	1,904
Other	(935)	1,255
Net changes in operating assets and liabilities:
Trade receivables	34,899	46,236
Inventory	(40,645)	(9,614)
Other assets	7,178	(3,074)
Accounts payable	22,031	(3,102)
Other liabilities	(20,094)	(13,930)
Net cash provided by (used for) operating activities	6,620	19,701
Investing activities
Expenditures for property, plant and equipment	(516)	(942)
Acquisition of business, net of cash acquired	—	(7,412)
Issuance of secured loan	—	(600)
Repayment of secured loan	—	2,205
Net cash provided by (used for) investing activities	(516)	(6,749)
Financing activities
Cash dividends paid	(1,585)	(1,531)
Purchase of treasury stock	(3,373)	(554)
Net cash provided by (used for) financing activities	(4,958)	(2,085)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	626	(2)
Cash, cash equivalents and restricted cash
Increase (decrease) for the period	1,772	10,865
Balance at the beginning of the period	46,524	16,379
Balance at the end of the period	$48,296	$27,244

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$48,296	$26,279
Restricted cash included in prepaid expenses and other current assets	—	51
Restricted cash included in other non-current assets	—	914
Total cash, cash equivalents and restricted cash	$48,296	$27,244

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands, except per share data)
Balance, January 1, 2025	$115	$36	$76,668	$(26,202)	$123,863	$(8,577)	$165,903
Net income (loss)	—	—	—	—	1,805	—	1,805
Purchase of treasury stock	—	—	—	(3,373)	—	—	(3,373)
Issuance of common stock, net of conversions	3	—	(3)	—	—	—	—
Share-based compensation expense	—	—	1,156	—	—	—	1,156
Cash dividends, $0.115 per share	—	—	—	—	(1,585)	—	(1,585)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(293)	(293)
Reclassification adjustment to net income (loss)	—	—	—	—	—	(432)	(432)
Balance, March 31, 2025	$118	$36	$77,821	$(29,575)	$124,083	$(9,302)	$163,181

Balance, January 1, 2024	$112	$36	$70,401	$(12,013)	$99,398	$(10,667)	$147,267
Net income (loss)	—	—	—	—	(1,162)	—	(1,162)
Purchase of treasury stock	—	—	—	(554)	—	—	(554)
Issuance of common stock, net of conversions	2	—	(2)	—	—	—	—
Share-based compensation expense	—	—	1,904	—	—	—	1,904
Cash dividends, $0.11 per share	—	—	—	—	(1,531)	—	(1,531)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,060)	(1,060)
Reclassification adjustment to net income (loss)	—	—	—	—	—	543	543
Balance, March 31, 2024	114	36	72,303	(12,567)	96,705	(11,184)	145,407

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

Our operations are managed and reported in two operating segments, each of which is a reportable segment for financial reporting purposes: (1) Home and Commercial Products and (2) Health. During the year ended December 31, 2023, the Company had one operating and one reportable segment. During the fourth quarter of 2024, the Company added a second reportable segment; therefore, certain revenue and significant expenses for the three months ended March 31, 2024 have been recast as shown in Note 9 “Segment Information” to these unaudited consolidated financial statements.

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the remainder of the year as our revenue typically increases during the second half of the year and peaks during the fourth quarter due to the fall holiday-selling season. Accordingly, quarter-to-quarter comparisons of our past operating results are meaningful only when comparing equivalent time periods, if at all.

We maintain a $125.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires on December 13, 2029, therefore all borrowings are classified as long term debt as of March 31, 2025. We believe funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet our operating needs and commitments arising during the next twelve months.

Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances income tax disclosure requirements primarily involving more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively but retrospective application is permitted. The Company is currently in the process of evaluating the impact of the new requirements but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which requires additional information to be disclosed about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently in the process of evaluating the impact of the new requirements.

U.S. Pension Plan Termination
During 2022, the Board approved the termination of our U.S. Pension Plan with an effective date of September 30, 2022. The Company substantially completed the termination in 2024.
During the first quarter of 2025, the Company transferred $13.4 million of surplus assets to a qualified replacement plan which will be used to fund qualifying employee retirement benefits in the future. During the three months ended March 31, 2025, $3.5 million was used to fund employee retirement benefits. As of March 31, 2025, the Company had $4.3 million included in prepaid expenses and other current assets (current portion) and $5.6 million included in other non-current assets.

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

As of March 31, 2025, December 31, 2024 and March 31, 2024, the Company had $66.9 million, $56.9 million and $54.8 million, respectively, in outstanding payment obligations to the third-party financial institution that are presented in Accounts payable on the Consolidated Balance Sheets. There is no requirement to provide assets pledged as security or other forms of guarantees under the agreement. The Company pays the third-party financial institution based upon the original payment terms negotiated with participating suppliers. The payment of these obligations by the Company is included in cash provided by operating activities in the Consolidated Statements of Cash Flows.

The agreement limits payment obligations owed by the Company but sold by participating suppliers to $65.0 million. Of the amounts owed by the Company referenced above that are presented in Accounts payable, participating suppliers have sold $57.1 million, $48.2 million and $46.1 million, as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

NOTE 2—Transfer of Financial Assets
The Company has an arrangement with a financial institution to sell certain U.S. trade receivables of a single customer on a non-recourse basis. Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables. These transactions, which are accounted for as sold receivables, result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $32.4 million and $30.1 million of trade receivables during the three months ended March 31, 2025 and March 31, 2024, respectively, and $149.7 million during the year ended December 31, 2024. The loss incurred on sold receivables in the consolidated results of operations for the three months ended March 31, 2025 and 2024 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows.

NOTE 3—Fair Value Disclosure

The following table presents the Company’s assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	MARCH 31 2025	DECEMBER 31 2024	MARCH 31 2024
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$979	$1,144	$1,120
Long-term	Other non-current assets	2,150	2,808	3,579
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	133	789	—
		$3,262	$4,741	$4,699
Liabilities:
Foreign currency exchange contracts
Current	Other current liabilities	41	—	607
		$41	$—	$607

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

The $125.0 million fair value of the HBB Facility, including book overdrafts, which approximate book value, was determined using current rates offered for similar obligations taking into account the Company’s credit risk, which is Level 2 as defined in the fair value hierarchy.

There were no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2025.

NOTE 4—Stockholders’ Equity

Capital Stock

The following table sets forth the Company’s authorized capital stock information:

	MARCH 31 2025	DECEMBER 31 2024	MARCH 31 2024
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000	70,000
Class A Common issued (1)(2)	11,797	11,476	11,427
Treasury Stock (3)	1,726	1,545	907
Class B Common stock, par value $0.01 per share, convertible into Class A Common stock on a one-for-one basis
Class B Common authorized	30,000	30,000	30,000
Class B Common issued (1)	3,601	3,603	3,612

(1) Class B Common converted to Class A Common were 2 and 4 shares during the three months ended March 31, 2025 and March 31, 2024, respectively.

(2) The Company issued Class A Common of 319 and 262 shares during the three months ended March 31, 2025 and March 31, 2024, respectively.

(3) On February 21, 2025 and March 5, 2024, a total of 39 and 30 mandatory cashless-exercise-award shares of Class A Common, respectively, were surrendered to the Company by the participants of our Executive Long-Term Equity Incentive Compensation Plan (the “Incentive Plan”) in order to satisfy the participants’ tax withholding obligations with respect to shares of Class A Common awarded under the Incentive Plan.

Stock Repurchase Program: In November 2023, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting January 1, 2024 and ending December 31, 2025. During the three months ended March 31, 2025, the Company repurchased 141,435 shares at prevailing market prices for an aggregate purchase price of $2.7 million. There were no share repurchases during the three months ended March 31, 2024. During the year ended December 31, 2024, the Company repurchased 638,381 shares for an aggregate purchase price of $13.5 million (excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022). As of March 31, 2025, the Company had $8.8 million remaining authorized for repurchase.

Additionally, during the three months ended March 31, 2025 and March 31, 2024, the Company withheld shares for tax payments due upon issuance of stock to employees under the Incentive Plan. During the three months ended March 31, 2025 and March 31, 2024, the Company repurchased 39,121 and 30,404 shares, respectively, for an aggregate purchase price of $0.7 million and $0.6 million, respectively, pursuant to the Incentive Plan.

The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three months ended March 31, 2025 and March 31, 2024 was 180,556 and 30,404 shares, respectively, for an aggregate purchase price of $3.4 million and $0.6 million, respectively.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

Balance, January 1, 2025	$(12,279)	$3,572	$130	$(8,577)
Other comprehensive income (loss)	327	(861)	—	(534)
Reclassification adjustment to net income (loss)	—	(654)	64	(590)
Tax effects	—	415	(16)	399
Balance, March 31, 2025	$(11,952)	$2,472	$178	$(9,302)

Balance, January 1, 2024	$(6,412)	$2,424	$(6,679)	$(10,667)
Other comprehensive income (loss)	(1,097)	29	—	(1,068)
Reclassification adjustment to net income (loss)	—	647	94	741
Tax effects	—	(167)	(23)	(190)
Balance, March 31, 2024	$(7,509)	$2,933	$(6,608)	$(11,184)

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

The following table sets forth Company’s revenue on a disaggregated basis for the three months ended March 31:

	THREE MONTHS ENDED MARCH 31
	2025	2024
Type of good or service:
Consumer products	$117,335	$112,750
Commercial products	12,292	13,453
Licensing	2,560	1,615
Leasing	1,185	459
Total revenues	$133,372	$128,277

NOTE 6—Contingencies

The Company is involved in various legal and regulatory proceedings and claims that have arisen in the ordinary course of business, including product liability, patent infringement, environmental and other claims. Although it is difficult to predict the ultimate outcome of these proceedings and claims, the Company believes the ultimate disposition of these matters will not have a material adverse effect on the financial condition, results of operation or cash flows of the Company. Any costs that the Company estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount of such costs can be reasonably estimated. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.

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

As of March 31, 2025, December 31, 2024 and March 31, 2024, the Company had accrued undiscounted obligations of $3.4 million, $3.9 million and $3.3 million, respectively, for environmental investigation and remediation activities. The Company estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $0.9 million related to the environmental investigation and remediation at these sites. As of March 31, 2025, the Company has a $1.0 million asset associated with the reimbursement of costs associated with two sites.

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

The effective tax rate was 28.8% and 8.6% for the three months ended March 31, 2025 and 2024, respectively. The higher effective tax rate in the first quarter of 2025 reflects the shift from a loss in the first quarter of 2024 to profit in the first quarter of 2025, coupled with the exclusion of the foreign losses of HealthBeacon in both periods requiring a full valuation allowance for which no benefit can be recognized. Excluding these impacts, the Company’s effective tax rate remains consistent.

NOTE 8—Acquisitions

On February 2, 2024, we completed the acquisition of HealthBeacon PLC (“HealthBeacon”), a medical technology firm and strategic partner of the Company, for €6.9 million (approximately $7.5 million). The transaction was funded with cash on hand.

The acquisition of HealthBeacon was accounted for as a business combination using the acquisition method of accounting. The results of operations for HealthBeacon are included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2025 and in the comparable period from the acquisition date until March 31, 2024, in which HealthBeacon had $1.5 million and $0.6 million in revenue, respectively, and $0.7 million and $1.1 million in operating loss, respectively. Pro forma financial information has not been presented, as revenue and expenses related to the acquisition do not have a material impact on the Company’s unaudited consolidated financial statements.

The purchase price allocation for HealthBeacon is final as of December 31, 2024.

During the three months ended March 31, 2024, we incurred transaction costs of approximately $1.0 million, which are included in Selling, general and administrative expenses. There were no transactions costs during the three months ended March 31, 2025.

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

NOTE 9—Segment Information

The Company’s operations are managed and reported in two operating segments, each of which is a reportable segment for financial reporting purposes: (1) Home and Commercial Products and (2) Health. These segments are organized principally by product and service category. The Company’s reportable segments are determined based on (1) financial information reviewed by the chief operating decision maker “CODM”, (2) operational structure of the Company which is designed and managed to share resources across the entire suite of products offered by the business, and (3) the basis upon which the CODM makes resource allocation decisions. The CODM for both segments is the Director, President and Chief Executive Officer of the Company. The CODM utilizes the segment operating profit (loss) to assess profitability and performance of actual results compared to forecasts.

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

The table below presents the revenues and significant expenses of the two reportable segments along with a reconciliation of segment profit (loss) to consolidated income (loss) before income taxes. During the fourth quarter of 2024, the Company added a second reportable segment; therefore, the revenue and significant expenses for the three months ended March 31, 2024 shown below have been recast. Total assets by segment are not reported as the CODM does not regularly review asset information by segment.

	THREE MONTHS ENDED MARCH 31
	2025			2024
	Home and Commercial Products	Health	Total	Home and Commercial Products	Health (1)	Total
Revenue	$131,828	$1,544	$133,372	$127,697	$580	$128,277

Less:
Cost of sales	100,226	375	100,601	98,032	191	98,223
Selling, general and administrative expenses	28,367	2,013	30,380	29,283	1,664	30,947
Amortization of intangible assets	50	28	78	50	—	50
Segment profit (loss)	$3,185	$(872)	$2,313	$332	$(1,275)	$(943)

Reconciliation of segment profit or (loss)
Interest (income) expense, net			(72)			156
Other (income) expense, net			(149)			173
Income (loss) before income taxes			$2,534			$(1,272)

(1) As noted in Note 8 – Acquisitions, the Company completed the acquisition of HealthBeacon on February 2, 2024. Therefore, the 2024 results for the Health segment represent activity from the date of acquisition through March 31, 2024.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the Company’s critical accounting policies, refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as there have been no material changes from those disclosed in the Annual Report.

RESULTS OF OPERATIONS

The market for small electric household and specialty housewares appliances is fairly steady throughout the year, however the Company’s revenue typically increases during the second half of the year and peaks during the fourth quarter due to the fall holiday-selling season.

First Quarter of 2025 Compared with First Quarter of 2024

	THREE MONTHS ENDED MARCH 31
					Increase / (Decrease)
	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Revenue	$133,372	100.0%	$128,277	100.0%	$5,095	4.0%
Cost of sales	100,601	75.4%	98,223	76.6%	2,378	2.4%
Gross profit	32,771	24.6%	30,054	23.4%	2,717	9.0%
Selling, general and administrative expenses	30,380	22.8%	30,947	24.1%	(567)	(1.8)%
Amortization of intangible assets	78	0.1%	50	—%	28	56.0%
Operating profit (loss)	2,313	1.7%	(943)	(0.7)%	3,256	n/m
Interest (income) expense, net	(72)	(0.1)%	156	0.1%	(228)	n/m
Other (income) expense, net	(149)	(0.1)%	173	0.1%	(322)	n/m
Income (loss) before income taxes	2,534	1.9%	(1,272)	(1.0)%	3,806	n/m
Income tax expense (benefit)	729	0.5%	(110)	(0.1)%	839	n/m
Net income (loss)	$1,805	1.4%	$(1,162)	(0.9)%	$2,967	n/m
n/m = not meaningful

Effective income tax rate	28.8%	8.6%

The following table identifies the components of the change in revenue:

Revenue
2024	$128,277
Increase (decrease) from:
Unit volume and product mix	9,284
Average sales price	(1,841)
Foreign currency	(2,348)
2025	$133,372

Revenue - Revenue increased $5.1 million, or 4.0%, to $133.4 million compared to $128.3 million in the prior year. The revenue growth reflected favorable product mix and increased volume, partially offset by pricing and foreign currency. In the Company’s North America Consumer markets, revenue increased driven by growth in the U.S. market. In the Company’s Global Commercial market, revenue decreased slightly due to softness in international markets. HealthBeacon contributed $1.5 million in revenue for the three months ended March 31, 2025.

Gross profit - As a percentage of revenue, gross profit margin increased to 24.6% compared to 23.4% in the prior year primarily due to favorable product mix, including the addition of HealthBeacon which operates at a significantly higher gross margin.

Selling, general and administrative expenses (SG&A) - Selling, general and administrative expenses decreased by $0.6 million compared to the first quarter of 2024. The decrease was primarily driven by HealthBeacon acquisition expenses that did not recur in 2025.

Interest (income) expense, net - The Company had net interest income of $0.1 million compared to net interest expense of $0.2 million in the prior year, primarily due to investment of increased cash on hand in the first quarter of 2025.

Other (income) expense, net - Other (income) expense, net includes currency gains of $0.3 million in the current year compared to currency losses of $0.1 million in the prior year.

Income tax expense (benefit) - The effective tax rate was 28.8% and 8.6% for three months ended March 31, 2025 and 2024, respectively. The higher effective tax rate in the first quarter of 2025 reflects the shift from a loss in the first quarter of 2024 to profit in the first quarter of 2025, coupled with the exclusion of the foreign losses of HealthBeacon in both periods requiring a full valuation allowance for which no benefit can be recognized. Excluding these impacts, the Company’s effective tax rate remains consistent.

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

The HBB Facility expires on December 13, 2029. We believe funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet our operating needs and commitments arising during the next twelve months.

The following table presents selected cash flow information:

	THREE MONTHS ENDED MARCH 31
	2025	2024
Net cash provided by (used for) operating activities	$6,620	$19,701
Net cash provided by (used for) investing activities	$(516)	$(6,749)
Net cash provided by (used for) financing activities	$(4,958)	$(2,085)

Operating activities - Net cash provided by operating activities was $6.6 million, compared to $19.7 million in the prior year. Net working capital provided cash of $16.3 million in 2025 compared to cash provided of $33.5 million in 2024. Cash provided by trade receivables decreased to $34.9 million in 2025 from $46.2 million in the prior year. The decrease is primarily related to improvements in trade receivable collections that benefited the prior year. Net inventory and accounts payable represented a use of cash of $18.6 million in 2025, up from $12.7 million in the prior year, driven by a material level of inventory pulled forward in the current period ahead of uncertainty related to tariff impacts.

Investing activities - Net cash used for investing activities in 2025 decreased $6.2 million compared to 2024 related primarily to the 2024 acquisition of HealthBeacon partially offset by the extinguishment of our secured loan to HealthBeacon in the first quarter of 2024, neither of which recurred in the first quarter of 2025.

Financing activities - Net cash used for financing activities was $5.0 million in 2025 compared to net cash used for financing activities of $2.1 million in 2024. The change is due to increased purchases of treasury stock in the first quarter of 2025.

Capital Resources

HBB does not expect to make voluntary repayments within the next twelve months under the HBB Facility as the rate of return to invest excess cash exceeds the average interest rate of the HBB Facility. A material decrease in interest rates could cause HBB to re-evaluate. The obligations under the HBB Facility are secured by all of HBB’s U.S. assets. As of March 31, 2025, the borrowing base under the HBB Facility was $122.6 million and borrowings outstanding were $50.0 million. As of March 31, 2025, the excess availability under the HBB Facility was $72.6 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables and inventory of HBB. As of March 31, 2025, interest on outstanding loans under the HBB Facility accrues at a per annum rate equal to, at HBB’s option, either Term Secured Overnight Financing Rate (SOFR) (as defined in the HBB Facility) plus 1.65% or the Base Rate (as defined in the HBB Facility) plus 0.00%. As of March 31, 2025, the HBB Facility requires a fee of 0.20% per annum on the unused commitment thereunder. The weighted average interest rate applicable to the HBB Facility for the three months ended March 31, 2025 was 3.23% (after giving effect to the interest rate swap agreements described below).

To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. We have interest rate swaps with notional values totaling $50.0 million as of March 31, 2025 at an average fixed interest rate of 1.59%.

The HBB Facility contains customary representations and warranties, events of default and covenants, including, among other things, covenants applicable to HBB and its subsidiaries limiting indebtedness, liens, investments, dispositions and restricted payments. Additionally, if Excess Availability (as defined in the HBB Facility) is less than $15.0 million at any time, the HBB Facility will require that HBB maintain a minimum Fixed Charge Coverage Ratio (as defined in the HBB Facility) of 1.00 to 1.00 until Excess Availability is greater than or equal to $15.0 million for 30 consecutive days. As of March 31, 2025, we were in compliance with all applicable financial covenants in the HBB Facility.
The Company has an arrangement with a financial institution to sell certain U.S. trade receivables of a single customer on a non-recourse basis. See Note 2 of the unaudited consolidated financial statements.

Contractual Obligations, Contingent Liabilities and Commitments

For a summary of the Company’s contractual obligations, contingent liabilities and commitments, refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Contingent Liabilities and Commitments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as there have been no material changes from those disclosed in the Annual Report.

Off Balance Sheet Arrangements

For a summary of the Company’s off balance sheet arrangements, refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as there have been no material changes from those disclosed in the Annual Report.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include, without limitation: (1) uncertain or unfavorable global economic conditions and impacts from tariffs, inflation, rising interest rates, recessions or economic slowdowns; (2) changes in costs, including transportation costs and tariffs, of sourced products; (3) the Company’s ability to source and ship products to meet anticipated demand; (4) changes in or unavailability of quality or cost effective suppliers; (5) the Company’s ability to successfully manage constraints throughout the global transportation supply chain; (6) delays in delivery of sourced products; (7) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances; (8) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers; (9) bankruptcy of or loss of major retail customers or suppliers; (10) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which the Company operates or buys and/or sells products; (11) the impact of tariffs on customer purchasing patterns; (12) customer acceptance of changes in costs of or delays in the development of new products; (13) product liability, regulatory actions or other litigation, warranty claims or returns of products; (14) increased competition, including consolidation within the industry; (15) changes in customers’ inventory management strategies; (16) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of the Company’s products; (17) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation; (18) the Company’s ability to identify, acquire or develop, and successfully integrate, new businesses or new product lines; and (19) other risk factors, including those described in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2024. Furthermore, the future impact of unfavorable economic conditions, including inflation, changing interest rates, availability of capital markets and consumer spending rates remains uncertain. In uncertain economic environments, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, results of operations, cash flows and financial position.

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

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. We assume that a loss in fair value is an increase in our receivables. The fair value of our interest rate swap agreements was an asset of $3.1 million as of March 31, 2025. A hypothetical 10% relative decrease in interest rates would cause a decrease of $0.1 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% relative increase in interest rates would cause an increase of $0.1 million in the fair value of interest rate swap agreements. Neither would have a material impact to the Company’s interest income, net of $0.1 million for the three months ended March 31, 2025.

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

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. We assume that a loss in fair value is either a decrease to our assets or an increase to our liabilities. The fair value of our foreign currency exchange contracts was a net receivable of $0.1 million as of March 31, 2025. Assuming a hypothetical 10% weakening of the U.S. dollar as of March 31, 2025, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $2.0 million compared with its fair value as of March 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Company management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified during the quarter ended March 31, 2025, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A    Risk Factors
Except as set forth below, there are no material changes to the risk factors for the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). The risk factor presented below supersedes the corresponding risk factor in the 2024 Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in the 2024 Form 10-K.

Government trade actions could have a material adverse effect on our subsidiaries, financial position, and results of operation.

Over the past several years, the U.S. government has taken a number of trade actions that impact or could impact our operations, including imposing tariffs on certain goods imported into the U.S. In addition, several governments, including the European Union, China and India, have imposed tariffs on certain goods imported from the United States. While our suppliers are primarily located in the Asia-Pacific region, approximately three-fourths of our suppliers are currently based in China. As a result, many of our product lines are subject to the tariffs imposed under Section 301 of U.S. trade law that have been applied to separate lists of Chinese goods imported into the United States, beginning in 2018. The Section 301 tariffs on goods covered by lists 1, 2, 3 and 4a affect approximately 10% of our total purchases on an annualized basis. In addition, during April 2025 the U.S. government announced baseline tariffs on products from all countries and additional individualized reciprocal tariffs on the countries with which the United States has the largest trade deficits, including China. We are continually evaluating the impact of the current and any possible new tariffs on our supply chain, costs, sales and profitability and are implementing strategies to mitigate anticipated impact, including reviewing sourcing options and seeking alternate sources of supply in various countries outside of China, filing requests for exclusion from the tariffs for certain product lines and working with our suppliers and customers. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. government or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 January 1 to 31, 2025	31,732	$16.51	31,732	$10,924,841
Month #2 February 1 to 28, 2025	39,121	$—	—	$10,924,841
Month #3 March 1 to 31, 2025	109,703	$19.69	109,703	$8,764,857
	180,556	$18.98	141,435	$8,764,857

(1) In November 2023, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting January 1, 2024 and ending December 31, 2025.

(2) Of the repurchases made in February, 39,121 shares represent Class A Common of the Company that were withheld for tax payments due upon issuance of Class A Common to employees under the Incentive Plan. These shares were repurchased at an average price of $17.61. There were no shares withheld for tax payments in January or March.

(3) Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

During the three months ended March 31, 2025, the Company repurchased 141,435 shares at prevailing market prices for an aggregate purchase price of $2.7 million. There were no share repurchases during the three months ended March 31, 2024. During the year ended December 31, 2024, the Company repurchased 638,381 shares for an aggregate purchase price of $13.5 million (excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022).

Additionally, during the three months ended March 31, 2025 and March 31, 2024, the Company withheld shares for tax payments due upon issuance of stock to employees under the Executive Long-Term Equity Incentive Compensation Plan (the “Incentive Plan”). During the three months ended March 31, 2025 and March 31, 2024, the Company repurchased 39,121 and 30,404 shares, respectively, for an aggregate purchase price of $0.7 million and $0.6 million, respectively, pursuant to the Incentive Plan.

The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three months ended March 31, 2025 and March 31, 2024 was 180,556 and 30,404 shares, respectively, for an aggregate purchase price of $3.4 million and $0.6 million, respectively.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None of the Company’s directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended March 31, 2025.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	April 30, 2025	/s/ Sally M. Cunningham
Sally M. Cunningham
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)