Form 10-Q
period 2025-06-30
Hamilton Beach Brands Holding Co
filed 2025-07-30
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding as of July 25, 2025: 9,880,939
Number of shares of Class B Common Stock outstanding as of July 25, 2025: 3,595,361

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	JUNE 30 2025	DECEMBER 31 2024	JUNE 30 2024
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$11,338	$45,644	$37,213
Trade receivables, net	74,093	117,068	85,038
Inventory	160,357	124,904	130,197
Prepaid expenses and other current assets	14,318	16,103	12,544
Total current assets	260,106	303,719	264,992
Property, plant and equipment, net	33,464	34,401	35,395
Right-of-use lease assets	36,956	36,049	37,486
Goodwill	7,099	7,099	7,099
Other intangible assets, net	1,945	2,101	2,210
Deferred income taxes	7,513	6,693	2,005
Deferred costs	2,737	16,156	14,523
Other non-current assets	13,984	8,849	6,186
Total assets	$363,804	$415,067	$369,896
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$76,275	$104,161	$96,452
Revolving credit agreements	—	—	50,000
Accrued compensation	7,127	18,792	8,244
Accrued product returns	7,072	7,876	6,338
Lease liabilities	5,568	5,193	5,838
Other current liabilities	9,450	18,098	10,773
Total current liabilities	105,492	154,120	177,645
Revolving credit agreements	50,000	50,000	—
Lease liabilities, non-current	38,988	39,008	40,489
Other long-term liabilities	5,349	6,036	6,030
Total liabilities	199,829	249,164	224,164
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—	—
Class A Common stock	118	115	114
Class B Common stock	36	36	36
Capital in excess of par value	78,673	76,668	73,483
Treasury stock	(33,549)	(26,202)	(16,552)
Retained earnings	126,919	123,863	101,078
Accumulated other comprehensive loss	(8,222)	(8,577)	(12,427)
Total stockholders’ equity	163,975	165,903	145,732
Total liabilities and stockholders’ equity	$363,804	$415,067	$369,896

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2025	2024	2025	2024
	(In thousands, except per share data)		(In thousands, except per share data)
Revenue	$127,770	$156,240	$261,142	$284,517
Cost of sales	92,639	115,744	193,240	213,967
Gross profit	35,131	40,496	67,902	70,550
Selling, general and administrative expenses	29,105	30,397	59,485	61,344
Amortization of intangible assets	78	143	156	193
Operating profit (loss)	5,948	9,956	8,261	9,013
Interest (income) expense, net	121	115	49	271
Other (income) expense, net	(182)	883	(331)	1,056
Income (loss) before income taxes	6,009	8,958	8,543	7,686
Income tax expense (benefit)	1,556	2,972	2,285	2,862
Net income (loss)	$4,453	$5,986	$6,258	$4,824

Basic and diluted earnings (loss) per share	$0.33	$0.42	$0.46	$0.34

Basic weighted average shares outstanding	13,516	14,113	13,642	14,137
Diluted weighted average shares outstanding	13,534	14,127	13,661	14,152

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Net income (loss)	$4,453	$5,986	$6,258	$4,824
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,660	(1,868)	2,987	(2,965)
Cash flow hedging activity	(1,115)	1,555	(1,735)	1,592
Reclassification of hedging activities into earnings	(472)	(991)	(952)	(519)
Reclassification related to pension termination activity into earnings	2	—	48	—
Reclassification of pension adjustments into earnings	5	61	7	132
Total other comprehensive income (loss), net of tax	1,080	(1,243)	355	(1,760)
Comprehensive income (loss)	$5,533	$4,743	$6,613	$3,064

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30
	2025	2024
	(In thousands)
Operating activities
Net income (loss)	$6,258	$4,824
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,518	2,628
Stock compensation expense	2,008	3,084
Other	(1,294)	1,610
Net changes in operating assets and liabilities:
Trade receivables	44,391	49,582
Inventory	(33,599)	(7,657)
Other assets	10,856	(2,622)
Accounts payable	(27,950)	(3,076)
Other liabilities	(26,961)	(11,302)
Net cash provided by (used for) operating activities	(23,773)	37,071
Investing activities
Expenditures for property, plant and equipment	(1,466)	(1,540)
Acquisition of business, net of cash acquired	—	(7,412)
Issuance of secured loan	—	(600)
Repayment of secured loan	—	2,205
Net cash provided by (used for) investing activities	(1,466)	(7,347)
Financing activities
Cash dividends paid	(3,202)	(3,144)
Purchase of treasury stock	(7,347)	(4,539)
Net cash provided by (used for) financing activities	(10,549)	(7,683)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	602	(252)
Cash, cash equivalents and restricted cash
Increase (decrease) for the period	(35,186)	21,789
Balance at the beginning of the period	46,524	16,379
Balance at the end of the period	$11,338	$38,168

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$11,338	$37,213
Restricted cash included in prepaid expenses and other current assets	—	50
Restricted cash included in other non-current assets	—	905
Total cash, cash equivalents and restricted cash	$11,338	$38,168

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands, except per share data)
Balance, January 1, 2025	$115	$36	$76,668	$(26,202)	$123,863	$(8,577)	$165,903
Net income (loss)	—	—	—	—	1,805	—	1,805
Purchase of treasury stock	—	—	—	(3,373)	—	—	(3,373)
Issuance of common stock, net of conversions	3	—	(3)	—	—	—	—
Share-based compensation expense	—	—	1,156	—	—	—	1,156
Cash dividends, $0.115 per share	—	—	—	—	(1,585)	—	(1,585)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(293)	(293)
Reclassification adjustment to net income (loss)	—	—	—	—	—	(432)	(432)
Balance, March 31, 2025	118	36	77,821	(29,575)	124,083	(9,302)	163,181
Net income (loss)	—	—	—	—	4,453	—	4,453
Purchase of treasury stock	—	—	—	(3,974)	—	—	(3,974)
Share-based compensation expense	—	—	852	—	—	—	852
Cash dividends, $0.12 per share	—	—	—	—	(1,617)	—	(1,617)
Other comprehensive income (loss), net of tax	—	—	—	—	—	1,545	1,545
Reclassification adjustment to net income (loss)	—	—	—	—	—	(465)	(465)
Balance, June 30, 2025	$118	$36	$78,673	$(33,549)	$126,919	$(8,222)	$163,975

Balance, January 1, 2024	$112	$36	$70,401	$(12,013)	$99,398	$(10,667)	$147,267
Net income (loss)	—	—	—	—	(1,162)	—	(1,162)
Purchase of treasury stock	—	—	—	(554)	—	—	(554)
Issuance of common stock, net of conversions	2	—	(2)	—	—	—	—
Share-based compensation expense	—	—	1,904	—	—	—	1,904
Cash dividends, $0.11 per share	—	—	—	—	(1,531)	—	(1,531)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,060)	(1,060)
Reclassification adjustment to net income (loss)	—	—	—	—	—	543	543
Balance, March 31, 2024	114	36	72,303	(12,567)	96,705	(11,184)	145,407
Net income (loss)	—	—	—	—	5,986	—	5,986
Purchase of treasury stock	—	—	—	(3,985)	—	—	(3,985)
Share-based compensation expense	—	—	1,180	—	—	—	1,180
Cash dividends, $0.115 per share	—	—	—	—	(1,613)	—	(1,613)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(313)	(313)
Reclassification adjustment to net income (loss)	—	—	—	—	—	(930)	(930)
Balance, June 30, 2024	$114	$36	$73,483	$(16,552)	$101,078	$(12,427)	$145,732

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
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

Our operations are managed and reported in two operating segments, each of which is a reportable segment for financial reporting purposes: (1) Home and Commercial Products and (2) Health. During the year ended December 31, 2023, the Company had one operating and one reportable segment. During the fourth quarter of 2024, the Company added a second reportable segment; therefore, certain revenue and significant expenses for the three and six months ended June 30, 2024 have been recast as shown in Note 9 – Segment Information to these unaudited consolidated financial statements.

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

Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the remainder of the year as our revenue typically increases during the second half of the year and peaks during the fourth quarter due to the fall holiday-selling season. Accordingly, quarter-to-quarter comparisons of our past operating results are meaningful only when comparing equivalent time periods, if at all.

We maintain a $125.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires on December 13, 2029, therefore all borrowings are classified as long-term debt as of June 30, 2025. We believe funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet our operating needs and commitments arising during the next twelve months.

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
During the first quarter of 2025, the Company transferred $13.4 million of surplus assets to a qualified replacement plan which will be used to fund qualifying employee retirement benefits in the future. During the three and six months ended June 30, 2025, $0.5 million and $4.0 million was used to fund employee retirement benefits, respectively. As of June 30, 2025, the Company had $3.5 million included in prepaid expenses and other current assets (current portion) and $6.1 million included in other non-current assets on the Consolidated Balance Sheets, which is inclusive of accrued interest income.

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

As of June 30, 2025, December 31, 2024 and June 30, 2024, the Company had $35.8 million, $56.9 million and $56.5 million, respectively, in outstanding payment obligations to the third-party financial institution that are presented in accounts payable on the Consolidated Balance Sheets. There is no requirement to provide assets pledged as security or other forms of guarantees under the agreement. The Company pays the third-party financial institution based upon the original payment terms negotiated with participating suppliers. The payment of these obligations by the Company is included in cash used for operating activities in the Consolidated Statements of Cash Flows.

The agreement limits payment obligations owed by the Company but sold by participating suppliers to $65.0 million. Of the amounts owed by the Company referenced above that are presented in accounts payable, participating suppliers have sold $32.0 million, $48.2 million and $48.0 million, as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively.

NOTE 2—Transfer of Financial Assets
The Company has an arrangement with a financial institution to sell certain U.S. trade receivables of a single customer on a non-recourse basis. Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables. These transactions, which are accounted for as sold receivables, result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $34.2 million and $66.6 million of trade receivables during the three and six months ended June 30, 2025, respectively, $40.5 million and $70.6 million during the three and six months ended June 30, 2024, respectively, and $149.7 million during the year ended December 31, 2024. The loss incurred on sold receivables in the Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows.

NOTE 3—Fair Value Disclosure

The following table presents the Company’s assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	JUNE 30 2025	DECEMBER 31 2024	JUNE 30 2024
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$864	$1,144	$1,169
Long-term	Other non-current assets	1,674	2,808	3,442
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	—	789	325
		$2,538	$4,741	$4,936
Liabilities:
Foreign currency exchange contracts
Current	Other current liabilities	1,223	—	—
		$1,223	$—	$—

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

There were no transfers into or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2025.

NOTE 4—Stockholders’ Equity

Capital Stock

The following table sets forth the Company’s authorized capital stock information:

	JUNE 30 2025	DECEMBER 31 2024	JUNE 30 2024
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000	70,000
Class A Common issued (1)(2)	11,821	11,476	11,442
Treasury Stock (3)	1,941	1,545	1,127
Class B Common stock, par value $0.01 per share, convertible into Class A Common stock on a one-for-one basis
Class B Common authorized	30,000	30,000	30,000
Class B Common issued (1)	3,596	3,603	3,611

(1) Class B Common converted to Class A Common were 5 and 7 shares during the three and six months ended June 30, 2025, respectively, and 1 and 5 during the three and six months ended June 30, 2024, respectively.

(2) The Company issued Class A Common of 19 and 338 shares during the three and six months ended June 30, 2025, respectively, and 14 and 276 during the three and six months ended June 30, 2024, respectively.

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

Stock Repurchase Program: In November 2023, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting January 1, 2024 and ending December 31, 2025. During the three and six months ended June 30, 2025, the Company repurchased 215,297 and 356,732 shares at prevailing market prices for an aggregate purchase price of $4.0 million and $6.7 million, respectively. During the three and six months ended June 30, 2024, the Company repurchased 220,212 shares at prevailing market prices for an aggregate purchase price of $4.0 million. During the year ended December 31, 2024, the Company repurchased 638,381 shares for an aggregate purchase price of $13.5 million (excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022). As of June 30, 2025, the Company had $4.8 million remaining authorized for repurchase.

Additionally, during the six months ended June 30, 2025 and June 30, 2024, the Company withheld shares for tax payments due upon issuance of stock to employees under the Incentive Plan. During the six months ended June 30, 2025 and June 30, 2024, the Company repurchased 39,121 and 30,404 shares, respectively, for an aggregate purchase price of $0.7 million and $0.6 million, respectively, pursuant to the Incentive Plan. There were no shares repurchased pursuant to the Incentive Plan during the three months ended June 30, 2025 and June 30, 2024.

The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three and six months ended June 30, 2025 was 215,297 and 395,853 shares, respectively, for an aggregate purchase price of $4.0 million and $7.4 million, respectively. The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three and six months ended June 30, 2024 was 220,212 and 250,616 shares, respectively, for an aggregate purchase price of $4.0 million and $4.6 million, respectively.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

Balance, January 1, 2025	$(12,279)	$3,572	$130	$(8,577)
Other comprehensive income (loss)	327	(861)	—	(534)
Reclassification adjustment to net income (loss)	—	(654)	64	(590)
Tax effects	—	415	(16)	399
Balance, March 31, 2025	(11,952)	2,472	178	(9,302)
Other comprehensive income (loss)	2,660	(1,567)	—	1,093
Reclassification adjustment to net income (loss)	—	(637)	7	(630)
Tax effects	—	617	—	617
Balance, June 30, 2025	$(9,292)	$885	$185	$(8,222)

Balance, January 1, 2024	$(6,412)	$2,424	$(6,679)	$(10,667)
Other comprehensive income (loss)	(1,097)	29	—	(1,068)
Reclassification adjustment to net income (loss)	—	647	94	741
Tax effects	—	(167)	(23)	(190)
Balance, March 31, 2024	(7,509)	2,933	(6,608)	(11,184)
Other comprehensive income (loss)	(1,868)	2,104	—	236
Reclassification adjustment to net income (loss)	—	(1,325)	83	(1,242)
Tax effects	—	(215)	(22)	(237)
Balance, June 30, 2024	$(9,377)	$3,497	$(6,547)	$(12,427)

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

The following table sets forth Company’s revenue on a disaggregated basis for the three and six months ended June 30:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2025	2024	2025	2024
Type of good or service:
Consumer products	$109,608	$139,785	$226,943	$252,535
Commercial products	14,643	14,420	26,935	27,873
Licensing	2,208	1,345	4,768	2,960
Leasing	1,311	690	2,496	1,149
Total revenues	$127,770	$156,240	$261,142	$284,517

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

As of June 30, 2025, December 31, 2024 and June 30, 2024, the Company had accrued undiscounted obligations of $3.2 million, $3.9 million and $3.2 million, respectively, for environmental investigation and remediation activities. The Company estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.0 million related to the environmental investigation and remediation at these sites. As of June 30, 2025, the Company has a $0.8 million asset associated with the reimbursement of costs associated with two sites.

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

The effective tax rate was 25.9% and 33.2% for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate was lower for the three months ended June 30, 2025 driven by a reduction in non-deductible expenses and a decreased impact of the HealthBeacon Limited (“HealthBeacon”) valuation allowance.

The effective tax rate was 26.7% and 37.2% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate was lower for the six months ended June 30, 2025 driven by a reduction in non-deductible expenses and a decreased impact of the HealthBeacon valuation allowance.

NOTE 8—Acquisitions

On February 2, 2024, we completed the acquisition of HealthBeacon, a medical technology firm and strategic partner of the Company, for €6.9 million (approximately $7.5 million). The transaction was funded with cash on hand.

The acquisition of HealthBeacon was accounted for as a business combination using the acquisition method of accounting. The results of operations for HealthBeacon are included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2025 and in the comparable period from the acquisition date until June 30, 2024. HealthBeacon had $1.7 million and $3.2 million in revenue and $0.7 million and $1.4 million in operating loss that was included in our consolidated financial statements for the three and six months ended June 30, 2025, respectively. HealthBeacon had $0.8 million and $1.4 million in revenue and $1.5 million and $2.6 million in operating loss that was included in our consolidated financial statements for the three and six months ended June 30, 2024, respectively. Pro forma financial information has not been presented, as revenue and expenses related to the acquisition do not have a material impact on the Company’s unaudited consolidated financial statements.

The purchase price allocation for HealthBeacon was final as of December 31, 2024.

There were no transaction costs during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, we incurred transaction costs of approximately $0.1 million and $1.1 million, respectively, which are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

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

The table below presents the revenues and significant expenses of the two reportable segments along with a reconciliation of segment profit (loss) to consolidated income (loss) before income taxes. During the fourth quarter of 2024, the Company added a second reportable segment; therefore, the revenue and significant expenses for the three and six months ended June 30, 2024 shown below have been recast. Total assets by segment are not reported as the CODM does not regularly review asset information by segment.

	THREE MONTHS ENDED JUNE 30
	2025			2024
	Home and Commercial Products	Health	Total	Home and Commercial Products	Health	Total
Revenue	$126,072	$1,698	$127,770	$155,381	$859	$156,240

Less:
Cost of sales	92,149	490	92,639	115,424	320	115,744
Selling, general and administrative expenses	27,061	2,044	29,105	27,997	2,400	30,397
Amortization of intangible assets	50	28	78	50	93	143
Segment profit (loss)	$6,812	$(864)	$5,948	$11,910	$(1,954)	$9,956

Reconciliation of segment profit or (loss)
Interest (income) expense, net			121			115
Other (income) expense, net			(182)			883
Income (loss) before income taxes			$6,009			$8,958

	SIX MONTHS ENDED JUNE 30
	2025			2024
	Home and Commercial Products	Health	Total	Home and Commercial Products	Health (1)	Total
Revenue	$257,900	$3,242	$261,142	$283,078	$1,439	$284,517

Less:
Cost of sales	192,375	865	193,240	213,456	511	213,967
Selling, general and administrative expenses	55,428	4,057	59,485	57,280	4,064	61,344
Amortization of intangible assets	100	56	156	100	93	193
Segment profit (loss)	$9,997	$(1,736)	$8,261	$12,242	$(3,229)	$9,013

Reconciliation of segment profit or (loss)
Interest (income) expense, net			49			271
Other (income) expense, net			(331)			1,056
Income (loss) before income taxes			$8,543			$7,686

(1) As noted in Note 8 – Acquisitions, the Company completed the acquisition of HealthBeacon on February 2, 2024. Therefore, the 2024 results for the Health segment represent activity from the date of acquisition through June 30, 2024.

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

Second Quarter of 2025 Compared with Second Quarter of 2024

	THREE MONTHS ENDED JUNE 30
					Increase / (Decrease)
	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Revenue	$127,770	100.0%	$156,240	100.0%	$(28,470)	(18.2)%
Cost of sales	92,639	72.5%	115,744	74.1%	(23,105)	(20.0)%
Gross profit	35,131	27.5%	40,496	25.9%	(5,365)	(13.2)%
Selling, general and administrative expenses	29,105	22.8%	30,397	19.5%	(1,292)	(4.3)%
Amortization of intangible assets	78	0.1%	143	0.1%	(65)	(45.5)%
Operating profit (loss)	5,948	4.7%	9,956	6.4%	(4,008)	(40.3)%
Interest (income) expense, net	121	0.1%	115	0.1%	6	5.2%
Other (income) expense, net	(182)	(0.1)%	883	0.6%	(1,065)	(120.6)%
Income (loss) before income taxes	6,009	4.7%	8,958	5.7%	(2,949)	(32.9)%
Income tax expense (benefit)	1,556	1.2%	2,972	1.9%	(1,416)	(47.6)%
Net income (loss)	$4,453	3.5%	$5,986	3.8%	$(1,533)	(25.6)%

Effective income tax rate	25.9%	33.2%

The following table identifies the components of the change in revenue:

Revenue
2024	$156,240
Increase (decrease) from:
Unit volume and product mix	(27,750)
Average sales price	602
Foreign currency	(1,322)
2025	$127,770

Revenue - Revenue decreased $28.5 million, or 18.2%, to $127.8 million compared to $156.2 million in the prior year. The revenue decline was primarily driven by lower volumes in the Company’s U.S. Consumer business as some retailers paused buying in the second quarter in order to assess inventory levels and price increases flowing from the new tariffs implemented by the United States in April 2025. While many retailers have resumed buying, the future tariff related impacts on consumer demand remain uncertain.

Gross profit - As a percentage of revenue, gross profit margin increased to 27.5% compared to 25.9% in the prior year primarily due to a shift in our customer mix within our U.S. Consumer business, along with a larger proportion of sales from our higher-margin International Commercial business and HealthBeacon in the current period.

Selling, general and administrative expenses (SG&A) - Selling, general and administrative expenses decreased by $1.3 million compared to the second quarter of 2024. The decrease was primarily driven by lower incentive related personnel costs, partially offset by a one-time severance charge from restructuring actions taken by management to deleverage its cost structure.

Interest (income) expense, net - The Company had net interest expense of $0.1 million for both the three months ended June 30, 2025 and June 30, 2024.

Other (income) expense, net - Other (income) expense, net increased by $1.1 million to $0.2 million of income for the three months ended June 30, 2025 driven by currency gains of $0.3 million in the current three-month period compared to currency losses of $0.6 million in the second quarter of 2024.

Income tax expense (benefit) - The effective tax rate was 25.9% and 33.2% for three months ended June 30, 2025 and 2024, respectively. The effective tax rate was lower for the three months ended June 30, 2025 driven by a reduction in non-deductible expenses and a decreased impact of the HealthBeacon valuation allowance.

First Six Months of 2025 Compared with First Six Months of 2024

	SIX MONTHS ENDED JUNE 30
	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Revenue	$261,142	100.0%	$284,517	100.0%	$(23,375)	(8.2)%
Cost of sales	193,240	74.0%	213,967	75.2%	(20,727)	(9.7)%
Gross profit	67,902	26.0%	70,550	24.8%	(2,648)	(3.8)%
Selling, general and administrative expenses	59,485	22.8%	61,344	21.6%	(1,859)	(3.0)%
Amortization of intangible assets	156	0.1%	193	0.1%	(37)	(19.2)%
Operating profit (loss)	8,261	3.2%	9,013	3.2%	(752)	(8.3)%
Interest (income) expense, net	49	—%	271	0.1%	(222)	(81.9)%
Other (income) expense, net	(331)	(0.1)%	1,056	0.4%	(1,387)	(131.3)%
Income (loss) before income taxes	8,543	3.3%	7,686	2.7%	857	11.2%
Income tax expense (benefit)	2,285	0.9%	2,862	1.0%	(577)	(20.2)%
Net income (loss)	$6,258	2.4%	$4,824	1.7%	$1,434	29.7%

Effective income tax rate	26.7%	37.2%

The following table identifies the components of the change in revenue:

Revenue
2024	$284,517
Increase (decrease) from:
Unit volume and product mix	(18,466)
Average sales price	(1,239)
Foreign currency	(3,670)
2025	$261,142

Revenue - Revenue decreased by $23.4 million compared to the prior year. The revenue decline was primarily driven by lower volumes in the Company’s U.S. Consumer business as some retailers paused buying in the second quarter in order to assess inventory levels and price increases flowing from the new tariffs implemented by the United States in April 2025. While many retailers have resumed buying, the future tariff related impacts on consumer demand remain uncertain.

Gross profit - Gross profit margin increased to 26.0% from 24.8% primarily due to a shift in our customer mix within our U.S. Consumer business, along with a larger proportion of sales from our higher-margin International Commercial business and HealthBeacon in the current period.

Selling, general and administrative expenses (SG&A) - Selling, general and administrative expenses decreased $1.9 million compared to 2024. The decrease was primarily driven by lower incentive related personnel costs, partially offset by a one-time severance charge from restructuring actions taken by management to deleverage its cost structure.

Interest (income) expense, net - Interest expense, net decreased $0.2 million due to interest income from the investment of the pension surplus assets during the first six months of 2025.

Other (income) expense, net - Other (income) expense, net increased by $1.4 million to $0.3 million of income for the six months ended June 30, 2025 driven by currency gains of $0.6 million in the current year compared to currency losses of $0.7 million in the prior year.

Income tax expense (benefit) - The effective tax rate was 26.7% compared to 37.2% in the prior year. The effective tax rate was lower for the six months ended June 30, 2025 driven by a reduction in non-deductible expenses and a decreased impact of the HealthBeacon valuation allowance.
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

The following table presents selected cash flow information:

	SIX MONTHS ENDED JUNE 30
	2025	2024
Net cash provided by (used for) operating activities	$(23,773)	$37,071
Net cash provided by (used for) investing activities	$(1,466)	$(7,347)
Net cash provided by (used for) financing activities	$(10,549)	$(7,683)

Operating activities - Net cash used for operating activities was $23.8 million, compared to cash provided of $37.1 million in the prior year, representing a year-over-year decline of $60.9 million. This decrease was primarily driven by a $50.8 million change in inventory and accounts payable. The shift reflects higher inventory values due to increased tariffs and the acceleration of material inventory purchases in the first quarter of 2025. These early purchases, combined with lower sales, led to a slowdown in inventory turnover. As a result, fewer inventory-related purchases were made in the second quarter, contributing to a decrease in accounts payable and further impacting operating cash flow due to the timing difference between inventory buildup and supplier payment obligations.

Investing activities - Net cash used for investing activities in 2025 decreased $5.9 million compared to 2024. The 2024 period included the acquisition of HealthBeacon partially offset by the extinguishment of our secured loan to HealthBeacon in the first half of 2024, neither of which recurred in the first half of 2025.

Financing activities - Net cash used for financing activities was $10.5 million in 2025 compared to net cash used for financing activities of $7.7 million in 2024. The change is due to an increase in share repurchases in the first six months of 2025.

Capital Resources

HBB does not expect to make voluntary repayments within the next twelve months under the HBB Facility as the rate of return to invest excess cash exceeds the average interest rate of the HBB Facility. A material decrease in interest rates could cause HBB to re-evaluate. The obligations under the HBB Facility are secured by all of HBB’s U.S. assets. As of June 30, 2025, the borrowing base under the HBB Facility was $95.4 million and borrowings outstanding were $50.0 million. As of June 30, 2025, the Excess Availability under the HBB Facility was $45.4 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables and inventory of HBB. As of June 30, 2025, interest on outstanding loans under the HBB Facility accrues at a per annum rate equal to, at HBB’s option, either Term Secured Overnight Financing Rate (SOFR) (as defined in the HBB Facility) plus 1.65% or the Base Rate (as defined in the HBB Facility) plus 0.00%. As of June 30, 2025, the HBB Facility requires a fee of 0.20% per annum on the unused commitment thereunder. The weighted average interest rate applicable to the HBB Facility for the six months ended June 30, 2025 was 3.26% (after giving effect to the interest rate swap agreements described below).

To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. We have interest rate swaps with notional values totaling $50.0 million as of June 30, 2025 at an average fixed interest rate of 1.59%.

The HBB Facility contains customary representations and warranties, events of default and covenants, including, among other things, covenants applicable to HBB and its subsidiaries limiting indebtedness, liens, investments, dispositions and restricted payments. Additionally, if Excess Availability (as defined in the HBB Facility) is less than $15.0 million at any time, the HBB Facility will require that HBB maintain a minimum Fixed Charge Coverage Ratio (as defined in the HBB Facility) of 1.00 to 1.00 until Excess Availability is greater than or equal to $15.0 million for 30 consecutive days. As of June 30, 2025, we were in compliance with all applicable financial covenants in the HBB Facility.
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

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. We assume that a loss in fair value is an increase in our receivables. The fair value of our interest rate swap agreements was an asset of $2.5 million as of June 30, 2025. A hypothetical 10% relative decrease in interest rates would cause a decrease of $0.1 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% relative increase in interest rates would cause an increase of $0.1 million in the fair value of interest rate swap agreements. Neither would have a material impact to the Company’s interest expense for the six months ended June 30, 2025.

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

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. We assume that a loss in fair value is either a decrease to our assets or an increase to our liabilities. The fair value of our foreign currency exchange contracts was a net payable of $1.2 million as of June 30, 2025. Assuming a hypothetical 10% weakening of the U.S. dollar as of June 30, 2025, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $3.0 million compared with its fair value as of June 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Company management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified during the quarter ended June 30, 2025, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
On February 2, 2024, we acquired HealthBeacon, as discussed in Note 8 – Acquisitions in Part I, Item 1 in this Quarterly Report on Form 10-Q. We are currently integrating HealthBeacon into our operations and internal control processes, and, as permitted by the SEC rules and regulations, we have not yet included HealthBeacon in our assessment of the effectiveness of our internal control over financial reporting. HealthBeacon will be included in management’s evaluation of internal control over financial reporting as of December 31, 2025.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
The information required by this Item 1 is set forth in Note 6 – Contingencies included in the unaudited consolidated financial statements contained in Part I of this Form 10-Q and is hereby incorporated herein by reference to such information.

Item 1A    Risk Factors
There are no material changes to the risk factors for the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 April 1 to 30, 2025	215,297	$18.46	215,297	$4,791,013
Month #2 May 1 to 31, 2025	—	$—	—	$4,791,013
Month #3 June 1 to 30, 2025	—	$—	—	$4,791,013
	215,297	$18.46	215,297	$4,791,013

(1) In November 2023, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting January 1, 2024 and ending December 31, 2025.

(2) Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

During the three and six months ended June 30, 2025, the Company repurchased 215,297 and 356,732 shares at prevailing market prices for an aggregate purchase price of $4.0 million and $6.7 million, respectively. During the three and six months ended June 30, 2024, the Company repurchased 220,212 shares at prevailing market prices for an aggregate purchase price of $4.0 million. During the year ended December 31, 2024, the Company repurchased 638,381 shares for an aggregate purchase price of $13.5 million (excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022).

Additionally, during the six months ended June 30, 2025 and June 30, 2024, the Company withheld shares for tax payments due upon issuance of stock to employees under the Incentive Plan. During the six months ended June 30, 2025 and June 30, 2024, the Company repurchased 39,121 and 30,404 shares, respectively, for an aggregate purchase price of $0.7 million and $0.6 million, respectively, pursuant to the Incentive Plan. There were no shares repurchased pursuant to the Incentive Plan during the three months ended June 30, 2025 and June 30, 2024.

The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three and six months ended June 30, 2025 was 215,297 and 395,853 shares, respectively, for an aggregate purchase price of $4.0 million and $7.4 million, respectively. The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three and six months ended June 30, 2024 was 220,212 and 250,616 shares, respectively, for an aggregate purchase price of $4.0 million and $4.6 million, respectively.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None of the Company’s directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended June 30, 2025.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	July 30, 2025	/s/ Sally M. Cunningham
Sally M. Cunningham
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)