Form 10-Q
period 2025-09-30
Hamilton Beach Brands Holding Co
filed 2025-11-05
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding as of October 31, 2025: 9,855,732
Number of shares of Class B Common Stock outstanding as of October 31, 2025: 3,587,420

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30 2025	DECEMBER 31 2024	SEPTEMBER 30 2024
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$17,175	$45,644	$22,602
Trade receivables, net	83,805	117,068	99,049
Inventory	174,801	124,904	164,802
Prepaid expenses and other current assets	15,466	16,103	18,912
Total current assets	291,247	303,719	305,365
Property, plant and equipment, net	33,172	34,401	35,238
Right-of-use lease assets	35,693	36,049	36,627
Goodwill	7,099	7,099	7,099
Other intangible assets, net	2,160	2,101	2,179
Deferred income taxes	7,556	6,693	2,187
Deferred costs	2,665	16,156	15,434
Other non-current assets	12,790	8,849	4,540
Total assets	$392,382	$415,067	$408,669
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$106,458	$104,161	$128,489
Revolving credit agreements	—	—	50,000
Accrued compensation	8,800	18,792	12,622
Accrued product returns	6,452	7,876	6,616
Lease liabilities	5,497	5,193	5,584
Other current liabilities	8,409	18,098	10,130
Total current liabilities	135,616	154,120	213,441
Revolving credit agreements	50,000	50,000	—
Lease liabilities, non-current	37,628	39,008	39,528
Other long-term liabilities	5,090	6,036	5,749
Total liabilities	228,334	249,164	258,718
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—	—
Class A Common stock	118	115	115
Class B Common stock	36	36	36
Capital in excess of par value	79,242	76,668	77,779
Treasury stock	(34,124)	(26,202)	(21,878)
Retained earnings	126,953	123,863	101,430
Accumulated other comprehensive loss	(8,177)	(8,577)	(7,531)
Total stockholders’ equity	164,048	165,903	149,951
Total liabilities and stockholders’ equity	$392,382	$415,067	$408,669

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2025	2024	2025	2024
	(In thousands, except per share data)		(In thousands, except per share data)
Revenue	$132,779	$156,667	$393,921	$441,184
Cost of sales	104,753	112,765	297,993	326,732
Gross profit	28,026	43,902	95,928	114,452
Selling, general and administrative expenses	25,075	33,251	84,560	94,595
Amortization of intangible assets	77	31	233	224
Operating profit (loss)	2,874	10,620	11,135	19,633
Interest (income) expense, net	224	59	273	330
Pension termination expense	—	7,595	—	7,595
Other (income) expense, net	625	298	294	1,354
Income (loss) before income taxes	2,025	2,668	10,568	10,354
Income tax expense (benefit)	372	732	2,657	3,594
Net income (loss)	$1,653	$1,936	$7,911	$6,760

Basic and diluted earnings (loss) per share	$0.12	$0.14	$0.58	$0.48

Basic weighted average shares outstanding	13,488	13,852	13,591	14,042
Diluted weighted average shares outstanding	13,508	13,863	13,610	14,056

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Net income (loss)	$1,653	$1,936	$7,911	$6,760
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	81	(516)	3,068	(3,481)
Cash flow hedging activity	94	(741)	(1,641)	851
Reclassification of hedging activities into earnings	(128)	(237)	(1,080)	(756)
Pension plan adjustment	—	695	—	695
Reclassification related to pension termination activity into earnings	—	5,658	48	5,658
Reclassification of pension adjustments into earnings	(2)	37	5	169
Total other comprehensive income (loss), net of tax	45	4,896	400	3,136
Comprehensive income (loss)	$1,698	$6,832	$8,311	$9,896

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2025	2024
	(In thousands)
Operating activities
Net income (loss)	$7,911	$6,760
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	3,772	3,744
Stock compensation expense	2,577	7,381
Pension termination expense	—	7,595
Other	(1,570)	3,206
Net changes in operating assets and liabilities:
Trade receivables	35,351	34,599
Inventory	(47,634)	(43,687)
Other assets	10,856	(3,321)
Accounts payable	1,882	29,425
Other liabilities	(27,786)	(10,525)
Net cash provided by (used for) operating activities	(14,641)	35,177
Investing activities
Expenditures for property, plant and equipment	(2,228)	(2,347)
Acquisition of business, net of cash acquired	—	(7,412)
Issuance of secured loan	—	(600)
Repayment of secured loan	—	2,205
Purchase of U.S. Treasury bill	—	(4,884)
Other	(278)	—
Net cash provided by (used for) investing activities	(2,506)	(13,038)
Financing activities
Cash dividends paid	(4,821)	(4,728)
Purchase of treasury stock	(7,922)	(9,865)
Net cash provided by (used for) financing activities	(12,743)	(14,593)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	541	(390)
Cash, cash equivalents and restricted cash
Increase (decrease) for the period	(29,349)	7,156
Balance at the beginning of the period	46,524	16,379
Balance at the end of the period	$17,175	$23,535

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$17,175	$22,602
Restricted cash included in prepaid expenses and other current assets	—	63
Restricted cash included in other non-current assets	—	870
Total cash, cash equivalents and restricted cash	$17,175	$23,535

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands, except per share data)
Balance, January 1, 2025	$115	$36	$76,668	$(26,202)	$123,863	$(8,577)	$165,903
Net income (loss)	—	—	—	—	1,805	—	1,805
Issuance of common stock, net of conversions	3	—	(3)	—	—	—	—
Purchase of treasury stock	—	—	—	(3,373)	—	—	(3,373)
Share-based compensation expense	—	—	1,156	—	—	—	1,156
Cash dividends, $0.115 per share	—	—	—	—	(1,585)	—	(1,585)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(293)	(293)
Reclassification adjustment to net income (loss)	—	—	—	—	—	(432)	(432)
Balance, March 31, 2025	118	36	77,821	(29,575)	124,083	(9,302)	163,181
Net income (loss)	—	—	—	—	4,453	—	4,453
Purchase of treasury stock	—	—	—	(3,974)	—	—	(3,974)
Share-based compensation expense	—	—	852	—	—	—	852
Cash dividends, $0.12 per share	—	—	—	—	(1,617)	—	(1,617)
Other comprehensive income (loss), net of tax	—	—	—	—	—	1,545	1,545
Reclassification adjustment to net income (loss)	—	—	—	—	—	(465)	(465)
Balance, June 30, 2025	118	36	78,673	(33,549)	126,919	(8,222)	163,975
Net income (loss)	—	—	—	—	1,653	—	1,653
Purchase of treasury stock	—	—	—	(575)	—	—	(575)
Share-based compensation expense	—	—	569	—	—	—	569
Cash dividends, $0.12 per share	—	—	—	—	(1,619)	—	(1,619)
Other comprehensive income (loss), net of tax	—	—	—	—	—	175	175
Reclassification adjustment to net income	—	—	—	—	—	(130)	(130)
Balance, September 30, 2025	$118	$36	$79,242	$(34,124)	$126,953	$(8,177)	$164,048

Balance, January 1, 2024	$112	$36	$70,401	$(12,013)	$99,398	$(10,667)	$147,267
Net income (loss)	—	—	—	—	(1,162)	—	(1,162)
Issuance of common stock, net of conversions	2	—	(2)	—	—	—	—
Purchase of treasury stock	—	—	—	(554)	—	—	(554)
Share-based compensation expense	—	—	1,904	—	—	—	1,904
Cash dividends, $0.11 per share	—	—	—	—	(1,531)	—	(1,531)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,060)	(1,060)
Reclassification adjustment to net income (loss)	—	—	—	—	—	543	543
Balance, March 31, 2024	114	36	72,303	(12,567)	96,705	(11,184)	145,407
Net income (loss)	—	—	—	—	5,986	—	5,986
Purchase of treasury stock	—	—	—	(3,985)	—	—	(3,985)
Share-based compensation expense	—	—	1,180	—	—	—	1,180
Cash dividends, $0.115 per share	—	—	—	—	(1,613)	—	(1,613)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(313)	(313)
Reclassification adjustment to net income (loss)	—	—	—	—	—	(930)	(930)
Balance, June 30, 2024	114	36	73,483	(16,552)	101,078	(12,427)	145,732
Net income (loss)	—	—	—	—	1,936	—	1,936
Issuance of common stock, net of conversions	1	—	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	(5,326)	—	—	(5,326)
Share-based compensation expense	—	—	4,297	—	—	—	4,297
Cash dividends, $0.115 per share	—	—	—	—	(1,584)	—	(1,584)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(562)	(562)
Reclassification adjustment to net loss	—	—	—	—	—	$5,458	5,458
Balance, September 30, 2024	$115	$36	$77,779	$(21,878)	$101,430	$(7,531)	$149,951

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

Our operations are managed and reported in two operating segments, each of which is a reportable segment for financial reporting purposes: (1) Home and Commercial Products and (2) Health. During the year ended December 31, 2023, the Company had one operating and one reportable segment. During the fourth quarter of 2024, the Company added a second reportable segment; therefore, certain revenue and significant expenses for the three and nine months ended September 30, 2024 have been recast as shown in Note 9 – Segment Information to these unaudited consolidated financial statements.

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

Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the remainder of the year as our revenue typically increases during the second half of the year and peaks during the fourth quarter due to the fall holiday-selling season. Accordingly, quarter-to-quarter comparisons of our past operating results are meaningful only when comparing equivalent time periods, if at all.

We maintain a $125.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires on December 13, 2029. We believe funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet our operating needs and commitments arising during the next twelve months.

Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances income tax disclosure requirements primarily involving more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The amendments are effective for annual periods beginning after December 15, 2024. The Company plans to adopt the amendments prospectively with retrospective application. The Company is currently in the process of evaluating the impact of the new requirements but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

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
During the third quarter of 2024, the Company remeasured the U.S. Pension Plan since benefit obligations were settled through a combination of lump payments to eligible plan participants and the purchase of a group annuity contract in August 2024, under which future benefit obligations were transferred to a third-party insurance company. The remeasurement resulted in pre-tax settlement charges of $7.6 million ($5.7 million post-tax) during the three months ended September 30, 2024, which were released from Accumulated Other Comprehensive Income into earnings and are included within Pension termination expense on the Consolidated Statements of Operations.
During the first quarter of 2025, the Company transferred $13.4 million of surplus assets to a qualified replacement plan which will be used to fund qualifying employee retirement benefits in the future. During the three and nine months ended September 30, 2025, $0.3 million and $4.3 million was used to fund employee retirement benefits, respectively. As of September 30, 2025, the Company had $3.5 million included in prepaid expenses and other current assets (current portion) and $5.8 million included in other non-current assets on the Consolidated Balance Sheets, which is inclusive of accrued interest income.

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

As of September 30, 2025, December 31, 2024 and September 30, 2024, the Company had $54.4 million, $56.9 million and $70.1 million, respectively, in outstanding payment obligations to the third-party financial institution that are presented in accounts payable on the Consolidated Balance Sheets. There is no requirement to provide assets pledged as security or other forms of guarantees under the agreement. The Company pays the third-party financial institution based upon the original payment terms negotiated with participating suppliers. The payment of these obligations by the Company is included in cash used for operating activities in the Consolidated Statements of Cash Flows.

The agreement limits payment obligations owed by the Company but sold by participating suppliers to $65.0 million. Of the amounts owed by the Company referenced above that are presented in accounts payable, participating suppliers have sold $44.4 million, $48.2 million and $60.8 million, as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively.

NOTE 2—Transfer of Financial Assets
The Company has an arrangement with a financial institution to sell certain U.S. trade receivables of a single customer on a non-recourse basis. Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables. These transactions, which are accounted for as sold receivables, result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $35.8 million and $102.4 million of trade receivables during the three and nine months ended September 30, 2025, respectively, $33.5 million and $104.1 million during the three and nine months ended September 30, 2024, respectively, and $149.7 million during the year ended December 31, 2024. The loss incurred on sold receivables in the Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows.

NOTE 3—Fair Value Disclosure

The following table presents the Company’s assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	SEPTEMBER 30 2025	DECEMBER 31 2024	SEPTEMBER 30 2024
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$841	$1,144	$798
Long-term	Other non-current assets	1,419	2,808	2,141
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	—	789	614
		$2,260	$4,741	$3,553
Liabilities:
Foreign currency exchange contracts
Current	Other current liabilities	675	—	77
		$675	$—	$77

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

The Company does not hold any Level 3 assets or liabilities and there were no transfers into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2025.

NOTE 4—Stockholders’ Equity

Capital Stock

The following table sets forth the Company’s authorized capital stock information:

	SEPTEMBER 30 2025	DECEMBER 31 2024	SEPTEMBER 30 2024
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000	70,000
Class A Common issued (1)(2)	11,849	11,476	11,459
Treasury Stock (3)	1,980	1,545	1,349
Class B Common stock, par value $0.01 per share, convertible into Class A Common stock on a one-for-one basis
Class B Common authorized	30,000	30,000	30,000
Class B Common issued (1)	3,587	3,603	3,608

(1) Class B Common converted to Class A Common were 9 and 16 shares during the three and nine months ended September 30, 2025, respectively, and 3 and 8 during the three and nine months ended September 30, 2024, respectively.

(2) The Company issued Class A Common of 19 and 357 shares during the three and nine months ended September 30, 2025, respectively, and 14 and 290 during the three and nine months ended September 30, 2024, respectively.

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

Stock Repurchase Program: In November 2023, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting January 1, 2024 and ending December 31, 2025. During the three and nine months ended September 30, 2025, the Company repurchased 39,333 and 396,065 shares at prevailing market prices for an aggregate purchase price of $0.6 million and $7.2 million, respectively. During the three and nine months ended September 30, 2024, the Company repurchased 221,529 and 441,741 shares at prevailing market prices for an aggregate purchase price of $5.3 million and $9.3 million, respectively. During the year ended December 31, 2024, the Company repurchased 638,381 shares for an aggregate purchase price of $13.5 million (excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022). As of September 30, 2025, the Company had $4.2 million remaining authorized for repurchase.

Additionally, during the nine months ended September 30, 2025 and September 30, 2024, the Company withheld shares for tax payments due upon issuance of stock to employees under the Incentive Plan. During the nine months ended September 30, 2025 and September 30, 2024, the Company repurchased 39,121 and 30,404 shares, respectively, for an aggregate purchase price of $0.7 million and $0.6 million, respectively, pursuant to the Incentive Plan. There were no shares repurchased pursuant to the Incentive Plan during the three months ended September 30, 2025 and September 30, 2024.

The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three and nine months ended September 30, 2025 was 39,333 and 435,186 shares, respectively, for an aggregate purchase price of $0.6 million and $7.9 million, respectively. The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three and nine months ended September 30, 2024 was 221,529 and 472,145 shares, respectively, for an aggregate purchase price of $5.3 million and $9.9 million, respectively.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

Balance, January 1, 2025	$(12,279)	$3,572	$130	$(8,577)
Other comprehensive income (loss)	327	(861)	—	(534)
Reclassification adjustment to net income (loss)	—	(654)	64	(590)
Tax effects	—	415	(16)	399
Balance, March 31, 2025	(11,952)	2,472	178	(9,302)
Other comprehensive income (loss)	2,660	(1,567)	—	1,093
Reclassification adjustment to net income (loss)	—	(637)	7	(630)
Tax effects	—	617	—	617
Balance, June 30, 2025	(9,292)	885	185	(8,222)
Other comprehensive income (loss)	81	114	—	195
Reclassification adjustment to net income (loss)	—	(151)	(2)	(153)
Tax effects	—	3	—	3
Balance, September 30, 2025	$(9,211)	$851	$183	$(8,177)

Balance, January 1, 2024	$(6,412)	$2,424	$(6,679)	$(10,667)
Other comprehensive income (loss)	(1,097)	29	—	(1,068)
Reclassification adjustment to net income (loss)	—	647	94	741
Tax effects	—	(167)	(23)	(190)
Balance, March 31, 2024	(7,509)	2,933	(6,608)	(11,184)
Other comprehensive income (loss)	(1,868)	2,104	—	236
Reclassification adjustment to net income (loss)	—	(1,325)	83	(1,242)
Tax effects	—	(215)	(22)	(237)
Balance, June 30, 2024	(9,377)	3,497	(6,547)	(12,427)
Other comprehensive income (loss)	(516)	(944)	932	(528)
Reclassification adjustment to net income (loss)	—	(310)	7,649	7,339
Tax effects	—	276	(2,191)	(1,915)
Balance, September 30, 2024	$(9,893)	$2,519	$(157)	$(7,531)

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

Commercial product revenue consists of sales of products for restaurants, fast-food chains, bars and hotels. Approximately two-thirds of the Company’s commercial sales is in the U.S., and the remaining is in markets across the globe.

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

The following table sets forth Company’s revenue on a disaggregated basis for the three and nine months ended September 30:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2025	2024	2025	2024
Type of good or service:
Consumer products	$113,838	$141,862	$340,781	$394,397
Commercial products	15,493	12,041	42,428	39,914
Licensing	2,041	1,841	6,809	4,801
Leasing	1,407	923	3,903	2,072
Total revenues	$132,779	$156,667	$393,921	$441,184

NOTE 6—Contingencies

The Company is involved in various legal and regulatory proceedings and claims that have arisen in the ordinary course of business, including product liability, patent infringement, environmental and other claims. Although it is difficult to predict the ultimate outcome of these proceedings and claims, the Company believes the ultimate disposition of these matters will not have a material adverse effect on the financial condition, results of operation or cash flows of the Company. Any costs that the Company estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount of such costs can be reasonably estimated. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.

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

As of September 30, 2025, December 31, 2024 and September 30, 2024, the Company had accrued undiscounted obligations of $3.0 million, $3.9 million and $3.5 million, respectively, for environmental investigation and remediation activities. The Company estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.0 million related to the environmental investigation and remediation at these sites. As of September 30, 2025, the Company has a $0.6 million asset associated with the reimbursement of costs associated with two sites.

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

The effective tax rate was 18.4% and 27.4% for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate was lower for the three months ended September 30, 2025 due to an increase in foreign derived tax benefits, partially offset by a valuation allowance on a capital loss.

The effective tax rate was 25.1% and 34.7% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate was lower for the nine months ended September 30, 2025 due to an increase in foreign derived tax benefits and a reduction in foreign losses subject to a valuation allowance, partially offset by a valuation allowance on a capital loss.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law, making several provisions of the Tax Cuts and Jobs Act (“TCJA”) permanent including the restoration of 100% bonus depreciation, which was scheduled to phase out in 2027 under the TCJA. The OBBBA also permits immediate expensing of research and development expenditures previously capitalized under the TCJA. In accordance with ASC 740, the Company evaluated the impact of the enacted legislation during the quarter ended September 30, 2025. Based on this assessment, the Company concluded that the effects of the OBBBA were not material to its consolidated financial statements for the period. While the Company is still currently evaluating the full extent of OBBBA’s impact, the OBBBA is expected to reduce the Company’s federal income tax liability and related tax payments for the current and future years but will not have a significant impact to its annual effective tax rate.

NOTE 8—Acquisitions

On February 2, 2024, we completed the acquisition of HealthBeacon Limited (“HealthBeacon”), a medical technology firm and strategic partner of the Company, for €6.9 million (approximately $7.5 million). The transaction was funded with cash on hand.

The acquisition of HealthBeacon was accounted for as a business combination using the acquisition method of accounting. The results of operations for HealthBeacon are included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and in the comparable period from the acquisition date until September 30, 2024. Pro forma financial information has not been presented, as revenue and expenses related to the acquisition do not have a material impact on the Company’s unaudited consolidated financial statements.

The following table sets forth HealthBeacon’s revenue and operating profit (loss) for the three and nine months ended September 30:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2025	2024	2025	2024
Revenue	$1,887	$1,119	$5,129	$2,558
Operating profit (loss)	$313	$(1,127)	$(1,099)	$(3,689)

The purchase price allocation for HealthBeacon was final as of December 31, 2024.

There were no transaction costs during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, we incurred transaction costs of approximately $0.2 million and $1.3 million, respectively, which are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

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

The types of products and services from which each reportable segment derives its revenues are as follows:

Home and Commercial Products
Our Home and Commercial Products segment includes consumer product revenue, primarily concentrated in North America, consisting of sales of small electric household and specialty housewares appliances to traditional brick and mortar and ecommerce retailers, distributors and directly to the end consumer. Also included in this segment is commercial product revenue consisting of sales of products for restaurants, fast-food chains, bars and hotels. Approximately two-thirds of the Company’s commercial sales is in the U.S., and the remaining is in markets across the globe.

Health
Our Health segment is comprised of the HealthBeacon acquisition, as described in Note 8 - Acquisitions, plus selling and administrative expenses. The segment includes lease revenue in the U.S. and globally associated with leases of connected devices to specialty pharmacy networks and pharmaceutical companies, as well as licensing revenue associated with agreements which grant customers the right to use software for healthcare management.

The table below presents the revenues and significant expenses of the two reportable segments along with a reconciliation of segment profit (loss) to consolidated income (loss) before income taxes. During the fourth quarter of 2024, the Company added a second reportable segment; therefore, the revenue and significant expenses for the three and nine months ended September 30, 2024 shown below have been recast. Total assets by segment are not reported as the CODM does not regularly review asset information by segment.

	THREE MONTHS ENDED SEPTEMBER 30
	2025			2024
	Home and Commercial Products	Health	Total	Home and Commercial Products	Health	Total
Revenue	$130,892	$1,887	$132,779	$155,548	$1,119	$156,667

Less:
Cost of sales	104,266	487	104,753	112,450	315	112,765
Selling, general and administrative expenses	23,874	1,201	25,075	31,232	2,019	33,251
Amortization of intangible assets	50	27	77	50	(19)	31
Segment profit (loss)	$2,702	$172	$2,874	$11,816	$(1,196)	$10,620

Reconciliation of segment profit or (loss)
Interest (income) expense, net			224			59
Pension termination expense			—			7,595
Other (income) expense, net			625			298
Income (loss) before income taxes			$2,025			$2,668

	NINE MONTHS ENDED SEPTEMBER 30
	2025			2024
	Home and Commercial Products	Health	Total	Home and Commercial Products	Health (1)	Total
Revenue	$388,792	$5,129	$393,921	$438,626	$2,558	$441,184

Less:
Cost of sales	296,641	1,352	297,993	325,906	826	326,732
Selling, general and administrative expenses	79,302	5,258	84,560	88,512	6,083	94,595
Amortization of intangible assets	150	83	233	150	74	224
Segment profit (loss)	$12,699	$(1,564)	$11,135	$24,058	$(4,425)	$19,633

Reconciliation of segment profit or (loss)
Interest (income) expense, net			273			330
Pension termination expense			—			7,595
Other (income) expense, net			294			1,354
Income (loss) before income taxes			$10,568			$10,354

(1) As noted in Note 8 – Acquisitions, the Company completed the acquisition of HealthBeacon on February 2, 2024. Therefore, the 2024 results for the Health segment represent activity from the date of acquisition through September 30, 2024.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except as noted and per share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management’s current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in these forward-looking statements are set forth below under the heading “Forward-Looking Statements.” Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

Third Quarter of 2025 Compared with Third Quarter of 2024

	THREE MONTHS ENDED SEPTEMBER 30
					Increase / (Decrease)
	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Revenue	$132,779	100.0%	$156,667	100.0%	$(23,888)	(15.2)%
Cost of sales	104,753	78.9%	112,765	72.0%	(8,012)	(7.1)%
Gross profit	28,026	21.1%	43,902	28.0%	(15,876)	(36.2)%
Selling, general and administrative expenses	25,075	18.9%	33,251	21.2%	(8,176)	(24.6)%
Amortization of intangible assets	77	0.1%	31	—%	46	148.4%
Operating profit (loss)	2,874	2.2%	10,620	6.8%	(7,746)	(72.9)%
Interest (income) expense, net	224	0.2%	59	—%	165	279.7%
Pension termination expense	—	—%	7,595	4.8%	(7,595)	(100.0)%
Other (income) expense, net	625	0.5%	298	0.2%	327	109.7%
Income (loss) before income taxes	2,025	1.5%	2,668	1.7%	(643)	(24.1)%
Income tax expense (benefit)	372	0.3%	732	0.5%	(360)	(49.2)%
Net income (loss)	$1,653	1.2%	$1,936	1.2%	$(283)	(14.6)%

Effective income tax rate	18.4%	27.4%

The following table identifies the components of the change in revenue:

Revenue
2024	$156,667
Increase (decrease) from:
Unit volume and product mix	(29,750)
Average sales price	5,537
Foreign currency	325
2025	$132,779

Revenue - Revenue decreased $23.9 million, or 15.2%, to $132.8 million compared to $156.7 million in the prior year. The revenue decline was primarily driven by lower volumes in the Company’s U.S. Consumer business, including a delay in orders from one large retailer for most of the third quarter as they assessed inventory levels and pricing in response to the tariffs implemented by the U.S. in April 2025. Partially offsetting this decline was revenue growth in the Commercial and Health businesses.

Gross profit - As a percentage of revenue, gross profit margin decreased to 21.1% compared to 28.0% in the prior year primarily due to the flow through of a one-time incremental tariff cost of $5.0 million, which negatively impacted margin by 370 basis points. Most of these costs were from a temporary spike in tariff rates on imports from China to 125%. Additionally, a delay between tariff related rising costs and pricing adjustments temporarily reduced our margins during the third quarter.

Selling, general and administrative expenses (SG&A) - Selling, general and administrative expenses decreased by $8.2 million compared to the third quarter of 2024. The decrease was primarily driven by $6.8 million of lower personnel costs, including reduced stock-based compensation expense due to changes in stock price and benefits associated with the restructuring actions taken by management in the second quarter.

Interest (income) expense, net - Interest expense, net was $0.2 million for the three months ended September 30, 2025 compared to $0.1 million for the three months ended September 30, 2024.

Pension termination expense - During the third quarter of 2024, a one-time non-cash expense of $7.6 million was incurred in connection with the termination of the Company’s U.S. defined benefit pension plan related to the reclassification of historical unrecognized losses from Accumulated Other Comprehensive Income.

Other (income) expense, net - Other expense, net was $0.6 million for the three months ended September 30, 2025 compared to $0.3 million for the three months ended September 30, 2024.

Income tax expense (benefit) - The effective tax rate was 18.4% and 27.4% for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate was lower for the three months ended September 30, 2025 due to an increase in foreign derived tax benefits, partially offset by a valuation allowance on a capital loss.

First Nine Months of 2025 Compared with First Nine Months of 2024

	NINE MONTHS ENDED SEPTEMBER 30
	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Revenue	$393,921	100.0%	$441,184	100.0%	$(47,263)	(10.7)%
Cost of sales	297,993	75.6%	326,732	74.1%	(28,739)	(8.8)%
Gross profit	95,928	24.4%	114,452	25.9%	(18,524)	(16.2)%
Selling, general and administrative expenses	84,560	21.5%	94,595	21.4%	(10,035)	(10.6)%
Amortization of intangible assets	233	0.1%	224	0.1%	9	4.0%
Operating profit (loss)	11,135	2.8%	19,633	4.5%	(8,498)	(43.3)%
Interest (income) expense, net	273	0.1%	330	0.1%	(57)	(17.3)%
Pension termination expense	—	—%	7,595	1.7%	(7,595)	(100.0)%
Other (income) expense, net	294	0.1%	1,354	0.3%	(1,060)	(78.3)%
Income (loss) before income taxes	10,568	2.7%	10,354	2.3%	214	2.1%
Income tax expense (benefit)	2,657	0.7%	3,594	0.8%	(937)	(26.1)%
Net income (loss)	$7,911	2.0%	$6,760	1.5%	$1,151	17.0%

Effective income tax rate	25.1%	34.7%

The following table identifies the components of the change in revenue:

Revenue
2024	$441,184
Increase (decrease) from:
Unit volume and product mix	(48,216)
Average sales price	4,298
Foreign currency	(3,345)
2025	$393,921

Revenue - Revenue decreased by $47.3 million, or 10.7%, to $393.9 million compared to $441.2 million in the prior year. The revenue decline was primarily driven by lower volumes in the Company’s U.S. Consumer business due to softness in the U.S. market and some retailers paused buying in the second quarter in order to assess inventory levels and price increases flowing from the new tariffs implemented by the United States in April 2025. While retailers resumed buying in the second quarter, the pause impacted early third quarter sales, especially for one large retailer that delayed orders for most of the third quarter.

Gross profit - As a percentage of revenue, gross profit margin decreased to 24.4% from 25.9% in the prior year primarily due to the flow through of a one-time incremental tariff cost of $5.0 million, which negatively impacted margin by 130 basis points. Most of these costs were from a temporary spike in tariff rates on imports from China to 125%.

Selling, general and administrative expenses (SG&A) - Selling, general and administrative expenses decreased $10.0 million compared to 2024. The decrease was primarily driven by $8.6 million of lower personnel costs, including reduced stock-based compensation expense due to changes in stock price and benefits associated with the restructuring actions taken by management in the second quarter.

Interest (income) expense, net - Interest expense, net was $0.3 million for both the nine months ended September 30, 2025 and 2024.

Pension termination expense - During the third quarter of 2024, a one-time non-cash expense of $7.6 million was incurred in connection with the termination of the Company’s U.S. defined benefit pension plan related to the reclassification of historical unrecognized losses from Accumulated Other Comprehensive Income.

Other (income) expense, net - Other expense, net decreased by $1.1 million for the nine months ended September 30, 2025 driven by currency gains of $0.8 million in the current year compared to currency losses of $0.8 million in the prior year.

Income tax expense (benefit) - The effective tax rate was 25.1% compared to 34.7% in the prior year. The effective tax rate was lower for the nine months ended September 30, 2025 due to an increase in foreign derived tax benefits and a reduction in foreign losses subject to a valuation allowance, partially offset by a valuation allowance on a capital loss.

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

The following table presents selected cash flow information:

	NINE MONTHS ENDED SEPTEMBER 30
	2025	2024
Net cash provided by (used for) operating activities	$(14,641)	$35,177
Net cash provided by (used for) investing activities	$(2,506)	$(13,038)
Net cash provided by (used for) financing activities	$(12,743)	$(14,593)

Operating activities - Net cash used for operating activities was $14.6 million, compared to cash provided of $35.2 million in the prior year, reflecting a $49.8 million decrease. The decline was primarily driven by a $27.5 million reduction in accounts payable due to lower purchasing activity from decreased sales volume and inventory turnover, as well as shorter payment terms with new suppliers under the Company’s China diversification initiatives. The decrease also reflects less non-cash expense adjustments to net income and changes in other assets and liabilities, primarily related to payment of income taxes and the use of pension surplus assets.

Investing activities - Net cash used for investing activities in 2025 decreased $10.5 million compared to 2024. The 2024 period included the HealthBeacon acquisition and a U.S. Treasury bill investment, partially offset by the extinguishment of our secured loan to HealthBeacon. None of these activities recurred in the first nine months of 2025.

Financing activities - Net cash used for financing activities was $12.7 million in 2025 compared to net cash used for financing activities of $14.6 million in 2024. The change is due to a decrease in share repurchases during the first nine months of 2025.

Capital Resources

HBB does not expect to make voluntary repayments within the next twelve months under the HBB Facility as the rate of return to invest excess cash exceeds the average interest rate of the HBB Facility. A material decrease in interest rates could cause HBB to re-evaluate. The obligations under the HBB Facility are secured by all of HBB’s U.S. assets. As of September 30, 2025, the borrowing base under the HBB Facility was $116.1 million and borrowings outstanding were $50.0 million. As of September 30, 2025, the Excess Availability under the HBB Facility was $66.1 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables and inventory of HBB. As of September 30, 2025, interest on outstanding loans under the HBB Facility accrues at a per annum rate equal to, at HBB’s option, either Term Secured Overnight Financing Rate (SOFR) (as defined in the HBB Facility) plus 1.65% or the Base Rate (as defined in the HBB Facility) plus 0.00%. As of September 30, 2025, the HBB Facility requires a fee of 0.20% per annum on the unused commitment thereunder. The weighted average interest rate applicable to the HBB Facility for the nine months ended September 30, 2025 was 3.26% (after giving effect to the interest rate swap agreements described below).

To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. We have interest rate swaps with notional values totaling $50.0 million as of September 30, 2025 at an average fixed interest rate of 1.59%.

The HBB Facility contains customary representations and warranties, events of default and covenants, including, among other things, covenants applicable to HBB and its subsidiaries limiting indebtedness, liens, investments, dispositions and restricted payments. Additionally, if Excess Availability (as defined in the HBB Facility) is less than $15.0 million at any time, the HBB Facility will require that HBB maintain a minimum Fixed Charge Coverage Ratio (as defined in the HBB Facility) of 1.00 to 1.00 until Excess Availability is greater than or equal to $15.0 million for 30 consecutive days. As of September 30, 2025, we were in compliance with all applicable financial covenants in the HBB Facility.
The Company has an arrangement with a financial institution to sell certain U.S. trade receivables of a single customer on a non-recourse basis. See Note 2 - Transfer of Financial Assets included in the unaudited consolidated financial statements contained in Part I of this Form 10-Q.
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

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. We assume that a loss in fair value is an increase in our receivables. The fair value of our interest rate swap agreements was an asset of $2.3 million as of September 30, 2025. A hypothetical 10% relative decrease in interest rates would cause a decrease of $0.1 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% relative increase in interest rates would cause an increase of $0.1 million in the fair value of interest rate swap agreements. Neither would have a material impact to the Company’s interest expense for the nine months ended September 30, 2025.

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

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. We assume that a loss in fair value is either a decrease to our assets or an increase to our liabilities. The fair value of our foreign currency exchange contracts was a net payable of $0.7 million as of September 30, 2025. Assuming a hypothetical 10% weakening of the U.S. dollar as of September 30, 2025, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.6 million compared with its fair value as of September 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Company management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified during the quarter ended September 30, 2025, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 July 1 to 31, 2025	—	$—	—	$4,791,013
Month #2 August 1 to 31, 2025	6,000	$14.58	6,000	$4,703,540
Month #3 September 1 to 30, 2025	33,333	$14.63	33,333	$4,215,898
	39,333	$14.62	39,333	$4,215,898

(1) In November 2023, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting January 1, 2024 and ending December 31, 2025.

(2) Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

During the three and nine months ended September 30, 2025, the Company repurchased 39,333 and 396,065 shares at prevailing market prices for an aggregate purchase price of $0.6 million and $7.2 million, respectively. During the three and nine months ended September 30, 2024, the Company repurchased 221,529 and 441,741 shares at prevailing market prices for an aggregate purchase price of $5.3 million and $9.3 million, respectively. During the year ended December 31, 2024, the Company repurchased 638,381 shares for an aggregate purchase price of $13.5 million (excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022).

Additionally, during the nine months ended September 30, 2025 and September 30, 2024, the Company withheld shares for tax payments due upon issuance of stock to employees under the Incentive Plan. During the nine months ended September 30, 2025 and September 30, 2024, the Company repurchased 39,121 and 30,404 shares, respectively, for an aggregate purchase price of $0.7 million and $0.6 million, respectively, pursuant to the Incentive Plan. There were no shares repurchased pursuant to the Incentive Plan during the three months ended September 30, 2025 and September 30, 2024.

The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three and nine months ended September 30, 2025 was 39,333 and 435,186 shares, respectively, for an aggregate purchase price of $0.6 million and $7.9 million, respectively. The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three and nine months ended September 30, 2024 was 221,529 and 472,145 shares, respectively, for an aggregate purchase price of $5.3 million and $9.9 million, respectively.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None of the Company’s directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended September 30, 2025.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1
Amendment to Stockholders’ Agreement, dated as of June 12, 2025, by and between the Depository, Hamilton Beach Brands Holding Company and the Participating Stockholders under the Stockholders’ Agreement, dated as of September 29, 2017, as amended by and among the Participating Stockholders, Hamilton Beach Brands Holding Company and the Depository is incorporated by reference to Exhibit 31 filed with Amendment No. 11 to the Statement on Schedule 13D, filed by the reporting persons named there in on June 13, 2025. Commission File Number 005-90132.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	November 5, 2025	/s/ Sally M. Cunningham
Sally M. Cunningham
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)