Form 10-Q/A
period 2025-03-31
Hamilton Beach Brands Holding Co
filed 2026-02-25
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Hamilton Beach Brands Holding Company (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, which was originally filed on April 30, 2025 (“Original Filing”), to include inline eXtensible Business Reporting Language ("iXBRL") data tagging information that was inadvertently omitted in the original filing.

Except for the iXBRL specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures, other than those identified above.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	February 25, 2026	/s/ Sally M. Cunningham
Sally M. Cunningham
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)