Form 10-K
period 2025-12-31
Hamilton Beach Brands Holding Co
filed 2026-02-25
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter): $140,761,042

Number of shares of Class A Common Stock outstanding as of February 20, 2026: 9,839,337
Number of shares of Class B Common Stock outstanding as of February 20, 2026: 3,585,996

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2026 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

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

Sales and Marketing

We design, market and distribute a wide range of brand name small electric household and specialty housewares appliances, including air fryers, blenders, coffee makers, food processors, indoor electric grills, irons, juicers, mixers, slow cookers, toasters and toaster ovens. We also design, market and distribute commercial products for restaurants, fast food chains, bars and hotels. We generally market our “good” and “better” consumer products under the Hamilton Beach®, Proctor Silex®,and Weston® brands. We participate in the consumer premium market with our owned brands Hamilton Beach® Professional and Lotus® and license the brands for CHI® premium garment care products and Clorox™ home appliances. The Lotus® brand launched in September 2025 and offers high-end, premium small kitchen appliances. We market our commercial products under the Hamilton Beach Commercial® and the Proctor Silex Commercial® brands and we have multi-year license agreements to design, sell and distribute Sunkist® commercial juicers and sectionizers and Numilk® plant-based milk makers. We also license certain of our trademarks to various licensees in categories such as microwave ovens, among others. We continue to expand in the home, health and wellness markets. In February 2024, the Company acquired HealthBeacon Limited (“HealthBeacon”) a medical technology firm and strategic partner of the Company. HealthBeacon develops digitally connected devices that enable patients to manage at home chronic conditions that require the use of injectable medications, and it provides other health services. The primary system offered is the Smart Sharps Bin™ from Hamilton Beach Health®.

Customers

Sales from our Home and Commercial Products segment are generated predominantly by a network of inside sales employees to mass merchandisers, ecommerce retailers, department stores, warehouse clubs, specialty home retailers, distributors, restaurants, bars, hotels and other retail outlets. Sales from our Health segment are generated through specialty pharmacy and pharmaceutical companies.

Walmart Inc. and its global subsidiaries (“Walmart”) accounted for approximately 29%, 29% and 27% of our revenue in 2025, 2024 and 2023, respectively. Amazon.com, Inc. and its subsidiaries (“Amazon.com”) accounted for approximately 19%, 24% and 24% of our revenue in 2025, 2024 and 2023, respectively. Our five largest customers accounted for approximately 62%, 65% and 64% of our revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Patents, Trademarks, Copyrights and Licenses

We hold patents and trademarks registered in the U.S. and foreign countries for various products. We believe that our business is not dependent upon any individual patent, copyright or license, but that the Hamilton Beach® trademark is material to our business.

Product Design and Development

We incurred $13.2 million, $13.7 million and $12.4 million in 2025, 2024 and 2023, respectively, in expenses on product design and development activities.

Key Suppliers and Raw Material

Our products are produced to our specifications by third-party suppliers. We do not maintain long-term purchase contracts with suppliers and operate mainly on a purchase order basis. We negotiate the purchases from our foreign suppliers in U.S. dollars.

During 2025, we continued to diversify our sourcing base across the Asia-Pacific region, enabling us to shift procurement to countries that best serve our economic interests. While we continued to purchase a majority of our finished products from suppliers in China, this supply chain expansion allows the Company the necessary flexibility in the future. We purchase our inventory from approximately 70 suppliers, one of which represented more than 10% of purchases during the year ended December 31, 2025. We believe the loss of any one supplier would not have a long-term material adverse effect on our business because there are adequate supplier choices available that can meet our production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect our business until alternative supply arrangements are secured.

The principal raw materials used by our third-party suppliers to manufacture our products are plastic, glass, steel, copper, aluminum and packaging materials. We believe adequate quantities of raw materials are available from various suppliers.

Competition

We believe the principal areas of competition with respect to all of our products are product design and innovation, quality, price and product features. We compete with many manufacturers and distributors of consumer housewares products. As brick-and-mortar retailers generally purchase a limited selection of brand name, small electric appliances, we compete with other suppliers for retail shelf space. In the consumer ecommerce channel, we must compete with a broad list of competitors for brand reputation through compelling content, strong ratings and reviews from consumers.

To meet these competitive challenges, we have focused on continued innovation in our leading brands as well as expanding into new categories using existing core competencies. Our presence in a significant number of consumer housewares product categories across various price points allows us to meet the needs of a wide range of retailers and consumers. Based on publicly available information about the industry, we are one of the largest full-line distributors and marketers of small electric and specialty housewares appliances in North America, including the U.S., Canada, Mexico and Latin America, based on key product categories. Hamilton Beach® is the #2 small kitchen appliance national brand in the U.S. based on units sold and grew to #4 by dollars sold. To a lesser degree, our retail product lines compete outside of North America.

Our commercial products compete globally and have generated a strong position in these markets.

Our Hamilton Beach Health® brand competes primarily in the U.S. with additional operations in Europe. The intellectual property of our Hamilton Beach Health® business is important to the operations of our Health segment. Any unauthorized use of, or third-party claim against, our intellectual property rights could harm our business or our ability to compete in the home, health and wellness markets.

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

Human Capital Resources

Our business thrives on people—our employees, customers, consumers who enjoy our appliances, and the communities we serve. At the heart of our culture is Good Thinking®, a philosophy that embodies teamwork, service, and inspires innovation in every aspect of our business. This values-driven culture is a key strength, shaping our workplace environment and empowering our employees. Good Thinking® extends beyond product innovation—it influences everything we do.

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

As of December 31, 2025, we had a workforce of approximately 660 employees across five countries—Canada, China, Mexico, Ireland, and the United States. About 97% of our employees were full-time, with the remaining working part-time. Roughly 2% of our workforce, all based in Canada, are covered by collective bargaining agreements.

In the United States, we employ approximately 470 people, with about half located at our headquarters in Richmond, Virginia. This facility houses our product design, development and marketing teams, along with a state-of-the-art test kitchen and a UL-certified test laboratory. The majority of our remaining U.S. employees support operations at our distribution center in Byhalia, Mississippi. Overall, we maintain strong and positive employee relations.

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

Information about our Executive Officers
The following table sets forth, as of February 25, 2026, the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers.
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Positions

R. Scott Tidey	61
Director, President and Chief Executive Officer of Hamilton Beach Holding (from October 2024), President of Hamilton Beach Holding (from February 2024 to September 2024), Senior Vice President, Global Sales of HBB (from January 2023 to February 2024), Senior Vice President, Consumer Sales & Marketing of HBB (from March 2021 to January 2023), Senior Vice President, North America Sales and Marketing of HBB (from prior to 2021 to March 2021)

Sally M. Cunningham	51
Senior Vice President, Chief Financial Officer and Treasurer of Hamilton Beach Holding (from May 2023), Senior Vice President and Chief Financial Officer of Hamilton Beach Holding (from March 2023 to May 2023),Operating Partner of One Rock Capital Partners (a private equity firm) (from November 2021 to February 2023), Senior Vice President and Chief Financial Officer of Ascent Industries Co. (a steel and chemical production and distribution company) (from prior to 2021 to August 2021)

Andrew C. Carington	57	Senior Vice President, General Counsel and Secretary of Hamilton Beach Holding (from May 2025), Senior Vice President and General Counsel of Hamilton Beach Holding (from March 2025 to May 2025), Chief Legal Officer and Secretary of MediaCo Holding Inc. (a multimedia company focused on radio and digital advertising, premium programming and events) (from October 2024 to March 2025), Chief Legal Officer and General Counsel of Standard Media Group LLC (a diversified national media company) (from prior to 2021 to March 2025)

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

We rely on several key customers in our consumer business. During fiscal 2025, Walmart and Amazon.com accounted for approximately 29% and 19% of our revenue, respectively. Although we have long-established relationships with many customers, including Walmart and Amazon.com, we do not have any long-term supply contracts with these customers, and purchases are generally made using individual purchase orders. A loss of or significant reduction in sales to any key customer could result in significant decreases in our revenue and profitability and an inability to sustain or grow our business.

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
If we were to lose, or experience a significant decline in business from any major customer, or if any major customers were to go bankrupt, we might be unable to find alternative distribution outlets.

Additionally, we are vulnerable to a decline in revenue in the event of cybersecurity incidents at any of our key customers. If our key customers’ websites or systems are disrupted for a considerable amount of time, whether due to a cybersecurity incident or other disruption, we could experience lost sales to consumers and the key customers’ inability to submit new purchase orders, which could result in reduced revenue and profitability.

The concentration of our brand name small electric household and specialty housewares appliance sales among a few retailers could materially reduce revenue and profitability.

During fiscal 2025, our five largest customers accounted for a total of approximately 62% of our revenue. With the continuing trend towards the concentration of the industry and our brand name small electric household and specialty housewares appliance sales among fewer retailers, we are increasingly dependent upon fewer customers whose bargaining strength is growing as a result of this concentration. We sell a substantial quantity of products to mass merchandisers, ecommerce retailers, department stores, warehouse clubs, specialty home retailers and other retail outlets. As a result, these retailers generally have a large selection of small electric household and specialty housewares appliance suppliers from which to choose. In addition, certain of our larger customers use their own private label brands on household appliances that compete directly with some of our products. As the retailers in the small electric household appliance industry become more concentrated, competition for sales to these retailers may increase and cause pricing pressures, which could materially reduce our revenue and profitability.

If we are unable to continue to enhance existing products, as well as develop and market new products that respond to consumer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, which could materially reduce revenue and profitability, which have historically benefited from sales of new products.

We may not be able to compete as effectively with competitors, and ultimately satisfy the needs and preferences of consumers, unless we can continue to enhance existing products and develop new innovative products for the markets in which we compete. Product development requires significant financial, technological and other resources. Product improvements and new product introductions also require significant research, planning, design, development, engineering and testing at the technological and product process levels, and we may not be able to timely develop and introduce product improvements or new products. In addition, the development of new products in our Hamilton Beach Health® business may require significant lead times for research and development, clinical investigations and product approvals. Competitors’ new products may beat our products to market, be higher quality or more reliable, be more effective with more features, obtain better market acceptance or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful revenue or profit relative to our expectations based on, among other things, commitments to fund advertising, marketing, promotional programs and development.

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

We also compete with established companies, a number of which have substantially greater facilities, personnel, financial and other resources. In addition, we compete with our retail customers, who use their own private label brands, and importers and foreign manufacturers of non-brand name products. Some competitors may be willing to reduce prices and accept lower profit margins to compete. As a result of this competition, we could lose market share and revenue.

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

Rapid technological changes and advancements, including developments in artificial intelligence and agentic shopping, could also impact our ability to remain competitive.

We have invested significant resources in our selling and marketing capabilities, while maintaining our presence in traditional brick-and-mortar retail channels. However, if we are not successful in utilizing ecommerce channels that consumers may prefer, or anticipate or effectively integrate these emerging technologies into our operations, we may experience a loss in market share and decreased revenue and profitability.

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

Our distribution network is limited to one distribution center per region, which could result in significant delays or loss of sales if there are disruptions at any of our distribution centers. There are several possibilities that could cause a disruption to our distribution network, including but not limited to, acts of God, severe weather, natural disasters, labor shortages, equipment failures and lack of access to equipment, supplier and upstream supply chain disruptions, or cybersecurity incidents. We have business continuity plans in place, however if we are unable to restore operations in a timely manner, it could result in a material loss of revenue and additional costs to bring the facility back to full operating capacity. Alternative facilities with sufficient capacity may not be available, may cost substantially more than existing facilities, or may take significant time to become operational, which could further impact our business and financial performance.

We depend on third-party suppliers, primarily located in the Asia-Pacific region, for all of our products, which subjects the Company to risks, including unanticipated increases in expenses, decreases in revenue and disruptions in the supply chain.

We are dependent on third-party suppliers for the manufacturing and distribution of our products. Our suppliers are primarily located in the Asia-Pacific region, with approximately two-thirds of our suppliers currently based in China. Our ability to select reliable suppliers that provide timely deliveries of quality products will impact our success in meeting customer demand. Any supplier’s inability to timely deliver products that meet desired specifications or any unanticipated changes in suppliers could be disruptive and costly. Any significant failure to obtain quality products, in sufficient quantities, on a timely basis, and at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on our revenue and profitability. Our supply chain is subject to additional risks including, among others:

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

We may acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. The acquisition of a business, or of the rights to market specific products or use specific product names, may involve a financial commitment by us, either in the form of cash or stock consideration. We may not be able to acquire businesses and develop products that will contribute positively to our earnings. Anticipated synergies may not materialize, cost savings may be less than expected, product revenues may not meet expectations or acquired businesses may carry unexpected liabilities.

Our expansion into the health and wellness market may result in unexpected challenges and inefficiencies, which could have an adverse effect on our business, operating results and financial condition.

Our ability to successfully expand into the health and wellness market is dependent upon several factors, including our ability to expand through new client launches, broaden public offerings for additional medications, and implement digital improvements that improve the patient experience. In addition, for certain products in our Hamilton Beach Health® business, we may be subject to laws and regulations regarding, among other matters, research and development, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage and disposal practices, and we may face additional compliance costs and unexpected challenges in complying with these laws and regulations. If we are unable to successfully navigate market dynamics, regulatory requirements and the competitive landscape in the health and wellness market, we may incur additional costs, which could have an adverse effect on our business, operating results and financial condition.

Our ability to attract, retain and develop key talent is crucial to our results of operations and future growth.

Employment and retention of qualified personnel, particularly senior management and skilled professionals with experience in our business, operations, engineering, technology and industry, is important to the successful conduct of our business. Our success depends upon our ability to recruit, hire, train and retain current and additional skilled and experienced personnel. Our inability to hire and retain personnel with the requisite skills, or to effectively transfer knowledge when key employees depart, could impair our ability to develop new products, protect our proprietary information, manage and operate our consolidated business effectively and could significantly reduce our consolidated profitability. Labor market conditions may impact our ability to attract and retain qualified talent for key roles, which could impede our ability to execute certain strategic initiatives.

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

Our information technology systems, and the systems of our third-party business partners, may be vulnerable to damage, interruption or shutdown due to any number of causes outside of our control such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, employee error or malfeasance, fraud, security breaches, computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing or other social engineering attempts, hacking and other cybersecurity incidents. Cybersecurity threat bad actors also may attempt to exploit vulnerabilities in software that is commonly used by companies in cloud-based services and bundled software, as well as vulnerabilities that may exist in rapidly emerging technologies, such as artificial intelligence. Additionally, the increase in hybrid working where employees, including third-party employees, access technology infrastructure remotely may create additional information technology and data security risks. If our systems are damaged, or fail to function properly, we may have to make monetary investments to repair or replace the systems and could endure delays in operations. Any material disruption or slowdown of our systems, or the systems of our third-party business partners, including failure to successfully upgrade systems, could cause information, including data related to customer orders, to be lost, corrupted, altered or delayed. Such a loss or delay could reduce demand and cause our sales and/or profitability to decline.

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
There is no assurance that the measures we have taken to protect our information systems will prevent or limit the impact of cybersecurity threats or incidents. While we are not aware of any cybersecurity incidents that have occurred since the beginning of 2025 that have materially affected, or are reasonably likely to materially affect us, including our results of operations or financial condition, any one or more future cybersecurity incidents could have a material adverse effect on our financial condition or results of operations.

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

Because we have employees, property and business operations outside of the U.S., we are subject to the laws and the court systems of many jurisdictions. We may become subject to claims outside the U.S. for violations or alleged violations of laws with respect to our current or future foreign operations. In addition, these laws may be changed, or new laws may be enacted in the future. International litigation is often expensive, time-consuming and distracting. As a result, any of these risks could significantly reduce our profitability and our ability to operate our businesses effectively.

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

From time to time, we are subject to claims involving product liability, employment practices, consumer protection, class actions, securities laws, antitrust, environmental matters, infringement of intellectual property and patent rights of third parties and other matters. Any such claims, with or without merit, could be time-consuming and expensive, and may require the Company to incur substantial costs and divert the resources of management. We evaluate claims to assess potential losses and establish appropriate reserves based on available information and legal judgment. Due to the uncertainties of litigation, unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of an adverse impact on the Company’s reputation, financial position, results of operations and cash flows of the period in which the ruling occurs, or in future periods.

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

Some jurisdictions require that products be listed by UL, a not-for-profit organization that sets safety standards for products, or other similar recognized laboratories. We endeavor to design our products to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold. In addition, an increasing number of states and other jurisdictions have adopted or proposed laws that restrict or ban the use of per- and polyfluoroalkyl substances (PFAS), impose limits on lead and other regulated substances, or require labeling or disclosure of the presence of these and certain other chemical or contaminants in consumer products, leading to additional costs and efforts. Failure to comply with such certification or labeling requirements could result in additional re-design expenses, fines, or product liability claims.

Our expansion into a new industry through the acquisition of HealthBeacon involves the collection, use, and storage of personal data, including sensitive health-related information, in connection with the development and operation of our digitally connected devices. Any failure to adequately safeguard personal data, or a significant breach in our data security systems, could expose us to legal liability, damage our reputation, and result in regulatory penalties.

Compliance with multiple, and potentially conflicting, domestic and international laws and regulations, including anti-corruption laws, may be difficult, burdensome or expensive.

We are subject to many statutes, ordinances, rules and regulations in the U.S., Canada, Mexico, Europe and other countries in which we conduct business that, if violated by us or our affiliates, partners or vendors, could have a material adverse effect on our business. These laws and regulations apply to many aspects of our business, including the manufacture, safety, sourcing, labeling, storing, transportation, marketing, advertising, distribution, pricing and sale of our products. Additional regulations govern environmental matters, relations with distributors and retailers, employment, privacy, trade practices and regulation of PFAS, lead and other contaminants. Our international business is also subject to U.S. laws, regulations and policies, including anti-corruption and export requirements. Any significant change in these laws or regulations, or their interpretation, could result in increased compliance costs or challenge our ability to produce and sell products competitively. Increasing governmental and societal attention to environmental and social matters has resulted in new laws and regulatory requirements, including expanded disclosure obligations that continue to increase the complexity of our reporting requirements.

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

As we expand sourcing and manufacturing activities outside of China, there could be a need to increase international travel and cross-border assignments for employees and contractors. These activities may subject us to additional immigration, visa and work-authorization requirements in multiple jurisdictions. Compliance with immigration laws can be complex and may involve administrative costs, processing delays and limitations on personnel mobility. Any failure to obtain required permits or to comply with immigration and work-authorization rules could delay our ability to oversee suppliers and operations in new markets, increase compliance costs or result in fines or other regulatory penalties. Entry into new markets or categories could subject our business to additional regulations and higher compliance costs. Violations of laws or regulations could damage our reputation and result in substantial financial penalties and operational limitations.

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

Changes in U.S. and foreign trade policies, tariffs and other government actions may increase our costs, disrupt our supply chain or otherwise adversely affect our business, financial condition or results of operations.

Over the past several years, the U.S. government has taken a number of trade actions that impact or could impact our operations, including the imposition of tariffs on certain goods imported into the United States and changes to import/export regulations, sanctions and other trade controls. Several foreign governments, including the European Union, China and India, have also imposed tariffs or other trade measures on certain goods imported from the United States. The current domestic and international political and regulatory environment, including changes in administrations, government policy shifts and evolving global trade relations, creates uncertainty regarding future trade laws, regulations and tariff regimes. Additional changes, including new, increased or retaliatory tariffs, sanctions, quotas or other trade barriers, may be proposed or implemented with limited notice.

Our suppliers are primarily located in the Asia-Pacific region, with the majority based in China. In 2025, the U.S. government announced substantial new tariffs on many countries, including reciprocal tariffs targeting countries with which the United States has significant trade deficits. As a result, many of our product lines are subject to multiple tariffs imposed by the U.S. government on imports from China and other Asia-Pacific countries. There is uncertainty as to whether any, or all, of these tariffs will be fully implemented or sustained. These actions and any future modifications may increase our costs of goods sold, affect our pricing decisions, create volatility in customer order patterns, or impact competitiveness across product categories. In addition, changes in tariff rules, administration and enforcement may increase the risk of unanticipated duties, interest, penalties, shipment delays or other supply chain disruptions.

We continually evaluate the impact of existing and potential trade actions on our supply chain, costs, sales and profitability and pursue mitigation strategies, including evaluating sourcing options outside of China, working with suppliers and customers on cost recovery, and submitting tariff exclusion requests where available; however, we can provide no assurance that any mitigation strategies will be successful or sufficient to offset higher costs or related impacts. Given the uncertainty regarding the scope, timing, enforcement and duration of current or future trade actions by the U.S. government or other countries, and the possibility of additional, retaliatory or rapidly implemented measures, the impact on our operations and results remains uncertain and could be material.

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

Hamilton Beach Holding has two classes of common stock: Company Class A common stock (“Class A Common”) and Class B common stock (“Class B Common”). Holders of Class A Common are entitled to cast one vote per share and, as of December 31, 2025, accounted for approximately 21.5% of the voting power of the Company. Holders of Class B Common are entitled to cast ten votes per share and, as of December 31, 2025, accounted for the remaining voting power of the Company. As of December 31, 2025, certain members of the Company’s extended founding family held approximately 34.4% of Class A Common and 93.7% of Class B Common. On the basis of this common stock ownership, certain members of the Company’s extended founding family could exercise 81.0% of the Company’s total voting power. Although there is no voting agreement among such family members, in writing or otherwise, if they were to act in concert, they would exert significant control over the outcome of director elections and other stockholder votes on significant actions, such as certain amendments to the Company’s amended and restated certificate of incorporation and sale of the Company or substantially all of its assets. Because such family members could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

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

As of the filing of this Form 10-K, we are not aware of any cybersecurity incidents that have occurred since the beginning of 2025 that have materially affected, or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We describe whether any risks from cybersecurity threats, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Our business could suffer if information technology systems are disrupted, cease to operate effectively or become subject to a cybersecurity incident.” included within our risk factor disclosures in Item 1A. Risk Factors of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

Our cybersecurity risk management processes are led by our VP, Information Technology, and Group Manager, Security and Infrastructure and the Company has implemented security and privacy policies across multiple infrastructure and application platforms as well as identity and access management enhancements. The VP, Information Technology has many years of experience in various roles involving managing information systems and cybersecurity functions and developing cybersecurity strategies. In order to enable the Company to prevent, detect, mitigate and remediate cybersecurity incidents, our security monitoring and protection systems are continuously monitored. The VP, Information Technology, is kept informed in accordance with our Incident Response Plan and reports matters to the Audit Review Committee as necessary.

Item 2. PROPERTIES
The following table presents the principal distribution and office facilities owned or leased:

Segment (use is indicated by ‘X’)
Home and Commercial Products	Health	Facility Location	Owned/Leased	Function(s) (2)
X	X	Glen Allen, Virginia	Leased	Global headquarters
X		Byhalia, Mississippi	Leased	Distribution center
X	X	Southern Pines, North Carolina	Owned	Service center for customer returns; distribution center; call center
X		Geel, Belgium	(1)	Distribution center
X		Belleville, Ontario, Canada	Leased	Distribution center
X		Markham, Ontario, Canada	Leased	Canada sales and administration headquarters
X		Shenzhen, People’s Republic of China	(1)	Distribution center
X		Shenzhen, People’s Republic of China	Leased	Administrative office
	X	Dublin, Ireland	Leased	Sales and administration headquarters
X		Mexico City, Mexico	Leased	Mexico sales and administrative headquarters
X		Tultitlan, Mexico	(1)	Distribution center
(1)This facility is not owned or leased by HBB. This facility is managed by a third-party distribution provider.
(2)Sales and distribution offices are also leased in several cities in the U.S. and China.

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
As of February 20, 2026, there were 684 Class A Common stockholders of record and 711 Class B Common stockholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 20, 2025, the Company announced that our Board approved a stock repurchase program for the purchase of up to $25 million of our Class A Common outstanding starting January 1, 2026 and ending December 31, 2027. This program replaced the previous stock repurchase plan that started January 1, 2024 and ended December 31, 2025. During the years ended December 31, 2025, 2024 and 2023, we repurchased 467,804, 638,381 and 250,772 shares for an aggregate purchase price of $8.3 million, $13.5 million and $3.1 million, respectively. The aggregate purchase price amounts for 2025 and 2024 are stated excluding the 1% excise tax resulting from the Inflation Reduction Act of 2022. During the fourth quarter of 2025, we repurchased 71,739 shares for an aggregate purchase price of $1.1 million.

Additionally, during the year ended December 31, 2025, the Company withheld shares for tax payments due upon issuance of stock to employees under the Executive Long-Term Equity Incentive Compensation Plan (the “Incentive Plan”). During the year ended December 31, 2025, the Company repurchased 39,121 shares for an aggregate purchase price of $0.7 million pursuant to the Incentive Plan.

The total combined share repurchases from the stock repurchase program and the Incentive Plan during the year ended December 31, 2025, was 506,925 shares for an aggregate purchase price of $9.0 million (excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022).

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 October 1 to 31, 2025	33,066	$14.73	33,066	$3,728,702
Month #2 November 1 to 30, 2025	26,472	$14.33	26,472	$3,349,286
Month #3 December 1 to 31, 2025	12,201	$16.28	12,201	$3,150,650
	71,739	$14.85	71,739	$3,150,650

(1) In November 2023, the Company’s Board approved a stock repurchase program authorizing the repurchase of up to $25 million of the Company’s Class A Common, which expired on December 31, 2025. On November 20, 2025, the Company announced that our Board approved a new stock repurchase program authorizing up to $25 million of our Class A Common, effective January 1, 2026 through December 31, 2027. Because the new program begins on January 1, 2026, its authorized amount is not included in the chart above.

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

Item 6. [RESERVED]

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The following discussion and analysis focuses on our financial results for the years ended December 31, 2025 and 2024 and year-to-year comparisons between these years. A discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We monitor our estimates of variable consideration, which includes returns and price concessions, and periodically adjust the carrying amounts as appropriate. During 2025, there were no material adjustments to the aforesaid estimates, and our past results of operations have not been materially affected by a change in these estimates. Although there can be no assurances, we are not aware of any circumstances that would be reasonably likely to materially change these estimates in the future.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
RESULTS OF OPERATIONS

Our results of operations were as follows for the years ended December 31:

2025 Compared with 2024

	Year Ended December 31
	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Revenue	$606,852	100.0%	$654,693	100.0%	$(47,841)	(7.3)%
Cost of sales	450,699	74.3%	484,486	74.0%	(33,787)	(7.0)%
Gross profit	156,153	25.7%	170,207	26.0%	(14,054)	(8.3)%
Selling, general and administrative expenses	119,263	19.7%	126,703	19.4%	(7,440)	(5.9)%
Amortization of intangible assets	311	0.1%	302	—%	9	3.0%
Operating profit	36,579	6.0%	43,202	6.6%	(6,623)	(15.3)%
Interest expense, net	703	0.1%	613	0.1%	90	14.7%
Pension termination expense	—	—%	7,611	1.2%	(7,611)	n/m
Other expense (income), net	235	—%	1,602	0.2%	(1,367)	(85.3)%
Income before income taxes	35,641	5.9%	33,376	5.1%	2,265	6.8%
Income tax expense	9,186	1.5%	2,617	0.4%	6,569	251.0%
Net income	$26,455	4.4%	$30,759	4.7%	$(4,304)	(14.0)%
n/m = not meaningful

Effective income tax rate	25.8%	7.8%

The following table identifies the components of the change in revenue for 2025 compared with 2024:

Revenue
2024	$654,693
Increase (decrease) from:
Unit volume and product mix	(52,943)
Foreign currency	(2,238)
Average sales price	7,340
2025	$606,852

Revenue - Total revenue decreased $47.8 million, or 7.3% compared to the prior year due to lower volumes in the Company’s U.S. Consumer business in the second and third quarters as retailers paused buying in order to assess inventory levels and price increases flowing from the new tariffs implemented by the United States. Partially offsetting this decline was revenue growth in the Commercial and Health businesses.

Gross profit - Gross profit margin decreased to 25.7% in the current year compared to 26.0% in the prior year primarily due to the flow through of a one-time incremental tariff cost of $5.3 million, which negatively impacted full year margin by 90 basis points. Most of these costs were from a temporary spike in tariff rates on imports from China to 125%. This was partially offset by favorable customer and product mix due to the growth in our higher margin Commercial and Health businesses.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Selling, general and administrative expenses - Selling, general and administrative expenses decreased $7.4 million compared to the prior year. The decrease is primarily due to lower personnel costs associated with the restructuring actions taken by management in the second quarter and reduced incentive compensation expense.

Interest expense, net - Interest expense, net was $0.7 million in the current year compared to $0.6 million in the prior year.

Pension termination expense - During 2024, a one-time non-cash expense of $7.6 million was incurred in connection with the termination of the Company’s U.S. defined benefit pension plan related to the reclassification of historical unrecognized losses from Accumulated Other Comprehensive Income.

Other expense (income), net - Other expense, net decreased $1.4 million. In the current year, other expense, net includes currency gains of $1.1 million compared to currency losses of $0.9 million in the prior year.

Income tax expense - The effective tax rate on income was 25.8% in the current year compared to 7.8% in the prior year. The effective tax rate was lower in the prior year primarily due to a tax benefit for foreign operations and a tax benefit related to a tax accounting method change in the U.S., neither of which recurred in the current year.
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

Our principal sources of cash to fund liquidity needs are: (1) cash generated from operations and (2) borrowings available under the HBB Facility. Our primary use of funds consists of working capital requirements, operating expenses, payment of dividends, repurchase of shares, capital expenditures and payments of principal and interest on debt. As of December 31, 2025, we had cash and cash equivalents of $47.3 million, compared to $45.6 million as of December 31, 2024. We believe our liquidity and access to capital markets will be adequate to fund our cash requirements for the next twelve months and for the foreseeable future.

The Company has an agreement with a third-party administrator to provide an accounts payable tracking system which facilitates a participating supplier’s ability to monitor and voluntarily elect to sell payment obligations owed by the Company to the designated third-party financial institution. Participating suppliers can sell one or more of the Company’s payment obligations at their sole discretion. The Company has no economic interest in a supplier’s decision to sell one or more of its payment obligations. The Company’s rights and obligations with respect to such payment obligations, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to sell amounts under these arrangements. The agreement has a limit of $65.0 million in payment obligations. There is no requirement to provide assets pledged as security or other forms of guarantees under the agreement. The Company pays the third-party administrator based upon the original payment terms negotiated with participating suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of December 31, 2025 and 2024, the Company has $29.9 million and $56.9 million, respectively, in outstanding payment obligations that are presented in Accounts payable on the Consolidated Balance Sheets. Of these totals, the third-party financial institution has made payments to participating suppliers to settle $21.8 million and $48.2 million, respectively, of our outstanding payment obligations.

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

The following table presents selected cash flow information:

	Year Ended December 31
	(In thousands)
	2025	2024
Net cash provided by (used for) operating activities	$13,813	$65,415
Net cash provided by (used for) investing activities	$1,932	$(13,884)
Net cash provided by (used for) financing activities	$(15,417)	$(20,948)
December 31, 2025 Compared with December 31, 2024

    Operating activities - Net cash provided by operating activities was $13.8 million, compared to cash provided of $65.4 million in the prior year, representing a decline of $51.6 million. The decrease in net cash provided is primarily due to an increase in net working capital, including lower accounts payable as we anniversary the inventory builds of late 2024. In addition, there was a reduction in other liabilities driven by decreased income tax payable primarily as the result of the “One Big Beautiful Bill Act” (“OBBBA”) and lower incentive compensation payables compared to the prior year.

    Investing activities - Net cash provided by investing activities was $1.9 million in the current year, compared to a net use of cash of $13.9 million in the prior year. The current year includes the proceeds received from the maturity of a U.S. Treasury bill, while the prior year includes the acquisition of HealthBeacon and the investment in the same U.S. Treasury bill.

    Financing activities - Net cash used for financing activities decreased $5.5 million in the current year primarily due to decreased purchases of treasury stock.

Capital Resources

The HBB Facility the Company has is a $125 million senior secured floating-rate revolving credit facility that expires with repayment due on December 13, 2029. The HBB Facility also has an optional $25.0 million term loan. The obligations under the HBB Facility are secured by all of HBB’s U.S. assets. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility.

As of December 31, 2025, the borrowing base under the HBB Facility was $123.8 million and borrowings outstanding were $50.0 million. As of December 31, 2025, the excess availability under the HBB Facility was $73.8 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables and inventory of HBB. As of December 31, 2025, interest on outstanding loans under the HBB Facility accrues at a per annum rate equal to, at HBB’s option, either Term Secured Overnight Financing Rate (SOFR) (as defined in the HBB Facility) plus 1.65% or the Base Rate (as defined in the HBB Facility) plus 0.00%. As of December 31, 2025, the HBB Facility requires a fee of 0.20% per annum on the unused commitment thereunder. The weighted average interest rate applicable to the HBB Facility and the Prior HBB Facility for the year ended December 31, 2025 was 3.30% (after giving effect to the interest rate swap agreements described below).

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The HBB Facility contains customary representations and warranties, events of default and covenants, including, among other things, covenants applicable to HBB and its subsidiaries limiting indebtedness, liens, investments, dispositions and restricted payments. Additionally, if Excess Availability (as defined in the HBB Facility) is less than $15.0 million at any time, the HBB Facility will require that HBB maintain a minimum Fixed Charge Coverage Ratio (as defined in the HBB Facility) of 1.00 to 1.00 until Excess Availability is greater than or equal to $15.0 million for 30 consecutive days. As of December 31, 2025, we were in compliance with all applicable financial covenants in the HBB Facility.

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

Contractual Obligations, Contingent Liabilities and Commitments

Following is a table which summarizes the contractual obligations of Hamilton Beach Holding as of December 31, 2025:

	Payments Due by Period
Contractual Obligations	Total	2026	2027	2028	2029	2030	Thereafter

Revolving credit agreements	$50,000	$—	$—	$—	$50,000	$—	$—
Variable interest payments on HBB Facility	7,992	2,517	2,433	1,825	1,217	—	—
Purchase and other obligations	157,675	157,469	77	79	50	—	—
Operating lease obligations	50,158	7,420	6,970	6,596	6,492	5,791	16,889
Finance lease obligations	285	110	109	65	1	—	—
Total contractual cash obligations	$266,110	$167,516	$9,589	$8,565	$57,760	$5,791	$16,889

Our variable interest payments are calculated based upon our contractual payment schedule and the December 31, 2025 Base Rate (as defined in the HBB Facility) plus an applicable margin of 0.00%. A 0.25% increase in the Base Rate would increase our estimated total annual interest payments on the HBB Facility by approximately $0.4 million. Variable interest payments could change in the event HBB decides to make voluntary repayments.

Our purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.

An event of default, as defined in the HBB Facility and in our operating and finance lease agreements, could cause an acceleration of the payment schedule. No such event of default for us has occurred or is anticipated to occur.

Given the funded status of the one defined benefit pension plan, we do not expect to contribute to the pension plan in 2026. Pension benefit payments are made from assets of the pension plan.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
FORWARD-LOOKING STATEMENTS

The statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include, without limitation: (1) uncertain or unfavorable global economic conditions and impacts from tariffs, inflation, rising interest rates, recessions or economic slowdowns; (2) changes in costs, including transportation costs and tariffs, of sourced products; (3) the Company’s ability to source and ship products to meet anticipated demand; (4) changes in or unavailability of quality or cost effective suppliers; (5) the Company’s ability to successfully manage constraints throughout the global transportation supply chain; (6) delays in delivery of sourced products; (7) changes in the sales prices, product mix or levels of purchases of small electric and specialty housewares appliances; (8) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers; (9) bankruptcy of or loss of major retail customers or suppliers; (10) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which the Company operates or buys and/or sells products; (11) the impact of tariffs on customer purchasing patterns; (12) customer acceptance of, price increases or delays in the development of new products; (13) product liability, regulatory actions or other litigation, warranty claims or returns of products; (14) increased competition, including consolidation within the industry; (15) changes in customers’ inventory management strategies; (16) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of the Company’s products; (17) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation; (18) the Company’s ability to identify, acquire or develop, and successfully integrate, new businesses or new product lines; and (19) other risk factors, including those described in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, this Annual Report on Form 10-K. Furthermore, the future impact of unfavorable economic conditions, including inflation, changing interest rates, availability of capital markets and consumer spending rates remains uncertain. In uncertain economic environments, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, results of operations, cash flows and financial position.

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

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. We assume that a loss in fair value is an increase in our receivables. The fair value of our interest rate swap agreements was a receivable of $2.0 million as of December 31, 2025. A hypothetical 10% relative decrease in interest rates would cause a decrease of $0.1 million in the fair value of interest rate swap agreements and the resulting fair value would be a receivable of $1.9 million. Additionally, a hypothetical 10% relative increase in interest rates would cause an increase of $0.1 million in the fair value of interest rate swap agreements and the resulting fair value would be a receivable of $2.1 million. Neither would have a material impact to our interest expense, net of $0.7 million as of December 31, 2025.

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

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange spot rates. We assume that a loss in fair value is either a decrease to our assets or an increase to our liabilities. The fair value of our foreign currency exchange contracts was a net payable of $0.1 million as of December 31, 2025. Assuming a hypothetical 10% weakening of the U.S. dollar as of December 31, 2025, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $0.3 million compared with its fair value as of December 31, 2025.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the two-year period ended December 31, 2025 that would require disclosure pursuant to this Item 9.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As required by Exchange Act Rule 13a-15(b), Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, management concluded that it maintained effective internal control over financial reporting as of December 31, 2025. The Company’s effectiveness of internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.

Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting identified during the fourth quarter of 2025, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None of the Company's directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended December 31, 2025.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 of Part III will be included in the 2026 Proxy Statement, which information is incorporated herein by reference.

Information regarding our executive officers is included in this Form 10-K under the subheading “Information about our Executive Officers” of Part I.

We have insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the New York Stock Exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

We have a code of business conduct and ethics applicable to all Company personnel, including the principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions. The code of business conduct and ethics, entitled the “Code of Corporate Conduct,” is posted on our website at www.hamiltonbeachbrands.com/investors/corporate-governance. If we make any amendments to, or grant any waiver from, the code that are required to be disclosed pursuant to the Securities Exchange Act of 1934, we will make such disclosure on our website.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item 11 of Part III will be included in the 2026 Proxy Statement, which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
     STOCKHOLDER MATTERS

Information required by this Item 12 of Part III will be included in the 2026 Proxy Statement, which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item 13 of Part III will be included in the 2026 Proxy Statement, which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services will be set forth in the 2026 Proxy Statement under the heading “Part II — Proposals To Be Voted On At The 2026 Annual Meeting — Proposal 3 — Ratification of the Appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for 2026,” which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Documents that are filed as part of this report
The response to Item 15(a)(1) is set forth beginning at page F-1 of this Form 10-K.
(a)(2) Financial Statement Schedules
The response to Item 15(a)(2) is set forth beginning at page F-40 of this Form 10-K.
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

10.6
Amendment to Stockholders’ Agreement, dated as of June 12, 2025, by and between the Depository, Hamilton Beach Brands Holding Company and the Participating Stockholders under the Stockholders’ Agreement, dated as of September 29, 2017, as amended by and among the Participating Stockholders, Hamilton Beach Brands Holding Company and the Depository is incorporated by reference to Exhibit 31filed with Amendment No. 11to the Statement on Schedule 13D, filed by the reporting persons named therein on June 13, 2025. Commission File Number 005-90132.

10.7
Second Amended and Restated Credit Agreement, dated as of December 13, 2024, between Hamilton Beach Brands, Inc., as borrower, and Wells Fargo Bank, National Association, as lender is incorporated by reference to Exhibit 10.1 to Hamilton Beach Brands Holding Company’s Current Report on Form 8-K, filed by the Company on December 17, 2024, Commission File Number 001-38214.

10.8*
The Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan (Effective January 1, 2014) is incorporated by reference to Exhibit 10.1 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed by NACCO Industries, Inc. on May 9, 2014, Commission File Number 001-09172.

10.9*
Amendment No. 1 The Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan (Effective January 1, 2014) is incorporated by reference to Exhibit 10.32 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

10.10*
Amendment No. 2 to the Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan, dated as of March 1, 2014 is incorporated by reference to Exhibit 10.3 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on October 30, 2018, Commission File Number 001-38214.

10.11*
Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2015) is incorporated by reference to Exhibit 10.2 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed by NACCO Industries, Inc. on May 18, 2015, Commission File Number 001-09172.

10.12*
Amendment No. 1 to Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2015) is incorporated by reference to Exhibit 10.31 to Hamilton Beach Brands Holding Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed by the Company on September 18, 2017, Commission File Number 333-220066.

10.13*
Amendment No. 2 to the Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan, dated as of March 1, 2015 is incorporated by reference to Exhibit 10.2 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on October 30, 2018, Commission File Number 001-38214.

10.14*
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

10.17*
Amendment No. 1 to the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, dated as of September 29, 2017 is incorporated by reference to Exhibit 10.1 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on October 30, 2018, Commission File Number 001-38214.

10.18*
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

10.20*
Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan, amended and restated effective March 1, 2024 is incorporated by reference to Exhibit 4.4 to the Hamilton Beach Brands Holding Company’s Registration Statement on Form S-8, filed by the Company on May 9, 2024, Commission File Number 333-279263.

10.21*
Form of Cashless Exercise Award Agreement for the Hamilton Beach Brands Holding Company Executive Long-Term Equity Incentive Plan is incorporated by reference to Exhibit 10.2 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on May 5, 2021, Commission File Number 001-38214.

10.22*
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

10.25*
Hamilton Beach Brands Holding Company Non-Employee Directors’ Equity Compensation Plan (Amended and Restated Effective May 18, 2021) is incorporated by reference to Exhibit 10.1 to Hamilton Beach Brands Holding Company’s Quarterly Report on Form 10-Q, filed by the Company on August 4, 2021, Commission File Number 001-38214.

10.26*
Hamilton Beach Brands Holding Company Non-Employee Directors’ Equity Compensation Plan, amended and restated effective May 9, 2024 is incorporated by reference to Exhibit 4.4 to the Hamilton Beach Brands Holding Company’s Registration Statement on Form S-8, filed by the Company on May 9, 2024, Commission File Number 333-279260.

10.27*
The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January 1, 2015) is incorporated by reference to Exhibit 10.71 to NACCO Industries, Inc.’s Annual Report on Form 10-K, filed by NACCO Industries, Inc. on March 9, 2015, Commission File Number 001-09172.

10.28*
Amendment No. 1 to The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January 1, 2015) is incorporated by reference to Exhibit 10.77 to NACCO Industries, Inc.’s Annual Report on Form 10-K, filed by NACCO Industries, Inc. on March 2, 2016, Commission File Number 001-09172.

10.29*
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

10.31*	Amendment to Consulting Agreement between Alfred M. Rankin, Jr. and Hamilton Beach Brands Holding Company, dated as of December 11, 2025, effective January 1, 2026.

(19) Insider trading policies and procedures

19.1
Insider Trading Policy is incorporated by reference to Exhibit 19.1 to Hamilton Beach Brands Holding Company’s Annual Report on Form 10-K, filed by the Company on February 26, 2025, Commission File Number 001-38214.

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

Hamilton Beach Brands Holding Company
(Registrant)

	Signature	Title	Date
By:	/s/ Sally M. Cunningham	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)	February 25, 2026
Sally M. Cunningham

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Scott Tidey
R. Scott Tidey	President and Chief Executive Officer (Principal Executive Officer), Director	February 25, 2026

/s/ Sally M. Cunningham
Sally M. Cunningham	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)	February 25, 2026

/s/ Mark R. Belgya
Mark R. Belgya	Director	February 25, 2026

/s/ J.C. Butler, Jr.
J.C. Butler, Jr.	Director	February 25, 2026

/s/ Paul D. Furlow
Paul D. Furlow	Director	February 25, 2026

/s/ Dennis W. LaBarre
Dennis W. LaBarre	Director	February 25, 2026

/s/ April L. Lane
April L. Lane	Director	February 25, 2026

/s/ Bela S. Mehta
Bela S. Mehta	Director	February 25, 2026

Signature	Title	Date
/s/ Michael S. Miller
Michael S. Miller	Director	February 25, 2026

/s/ Alfred M. Rankin, Jr.
Alfred M. Rankin, Jr.	Director	February 25, 2026

/s/ Thomas T. Rankin
Thomas T. Rankin	Director	February 25, 2026

/s/ James A. Ratner
James A. Ratner	Director	February 25, 2026

/s/ Clara R. Williams
Clara R. Williams	Director	February 25, 2026

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2025

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hamilton Beach Brands Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Beach Brands Holding Company (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2025, and the related notes and Financial Statement Schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Auditing the valuation of the customer price concession accrual was complex and involved a high degree of auditor effort because the calculation involves various customer programs. The price concession accrual reflects management's assumptions about future deductions to be taken by customers, which relies upon retrospective analysis of price concessions claimed by customers and management’s knowledge of its customer base. In addition to historical experience, the Company considers specific known events to estimate expected price concessions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls that address the risk of material misstatement relating to the customer price concession accrual. For example, we tested controls over management’s review of adjustments to the customer price concession accrual, as well as their review of estimated future deductions to be taken by customers and specific known events. We also tested controls over the completeness and accuracy of relevant data underlying the accrual.

Our audit procedures included, among others, testing a sample of the underlying data used by management in development of the customer price concession accrual, testing a sample of credit memos issued subsequent to year-end, performing a hindsight analysis, and performing inquiries of executives within the Company responsible for certain of the respective customer relationships.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Richmond, Virginia
February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hamilton Beach Brands Holding Company

Opinion on Internal Control Over Financial Reporting

We have audited Hamilton Beach Brands Holding Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hamilton Beach Brands Holding Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 25, 2026, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Richmond, Virginia
February 25, 2026

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2025	2024	2023
	(In thousands, except per share data)
Revenue	$606,852	$654,693	$625,625
Cost of sales	450,699	484,486	481,949
Gross profit	156,153	170,207	143,676
Selling, general and administrative expenses	119,263	126,703	108,395
Amortization of intangible assets	311	302	200
Operating profit	36,579	43,202	35,081
Interest expense, net	703	613	3,000
Pension termination expense	—	7,611	—
Other expense (income), net	235	1,602	385
Income before income taxes	35,641	33,376	31,696
Income tax expense (benefit)	9,186	2,617	6,454
Net income	$26,455	$30,759	$25,242

Basic and diluted earnings per share	$1.95	$2.20	$1.80

Basic weighted average shares outstanding	13,552	13,950	14,036
Diluted weighted average shares outstanding	13,571	13,963	14,060
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2025	2024	2023
	(In thousands)
Net income	$26,455	$30,759	$25,242
Other comprehensive income, net of tax:
Foreign currency translation adjustment	3,914	(5,867)	1,859
Gain (loss) on long-term intra-entity foreign currency transactions	—	—	653
Cash flow hedging activity	(1,548)	2,371	(3,365)
Reclassification of hedging activities into earnings	(928)	(1,223)	1,631
Pension plan adjustment	205	999	103
Reclassification related to pension termination activity into earnings	48	5,668	—
Reclassification of pension adjustments into earnings	106	142	370
Total other comprehensive income, net of tax	$1,797	$2,090	$1,251
Comprehensive income	$28,252	$32,849	$26,493
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2025	2024
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$47,313	$45,644
Trade receivables, net	110,535	117,068
Inventory	133,833	124,904
Prepaid expenses and other current assets	13,052	16,103
Total current assets	304,733	303,719
Property, plant and equipment, net	30,253	34,401
Right-of-use lease assets	34,614	36,049
Goodwill	7,099	7,099
Other intangible assets, net	2,093	2,101
Deferred tax assets	3,607	6,693
Deferred costs	2,925	16,156
Other non-current assets	12,300	8,849
Total assets	$397,624	$415,067
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$86,376	$104,161
Accrued compensation	13,956	18,792
Accrued product returns	7,875	7,876
Lease liabilities	5,497	5,193
Other current liabilities	9,529	18,098
Total current liabilities	123,233	154,120
Revolving credit agreements	50,000	50,000
Lease liabilities, non-current	36,416	39,008
Other long-term liabilities	5,130	6,036
Total liabilities	214,779	249,164
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—
Class A Common stock, par value $0.01 per share; 11,870 and 11,476 shares issued as of December 31, 2025 and 2024, respectively	119	115
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis; 3,587 and 3,603 shares issued as of December 31, 2025 and 2024, respectively	36	36
Capital in excess of par value	80,795	76,668
Treasury stock	(35,213)	(26,202)
Retained earnings	143,888	123,863
Accumulated other comprehensive loss	(6,780)	(8,577)
Total stockholders’ equity	182,845	165,903
Total liabilities and stockholders’ equity	$397,624	$415,067
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2025	2024	2023
	(In thousands)
Operating activities
Net income	$26,455	$30,759	$25,242
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	5,887	4,801	4,362
Deferred income taxes	3,753	(7,269)	(906)
Stock compensation expense	4,131	6,270	5,394
Pension termination expense	—	7,611	—
Other	99	6,354	(358)
Net changes in operating assets and liabilities:
Trade receivables	9,303	13,840	(18,768)
Inventory	(6,666)	(4,103)	30,761
Other assets	9,598	713	10,856
Accounts payable	(18,110)	4,747	37,493
Other liabilities	(20,637)	1,692	(5,440)
Net cash provided by (used for) operating activities	13,813	65,415	88,636
Investing activities
Expenditures for property, plant and equipment	(2,777)	(3,193)	(3,419)
Acquisition of business, net of cash acquired	—	(7,412)	—
Issuance of secured loan	—	(600)	(1,605)
Repayment of secured loan	—	2,205	—
Purchase of U.S. Treasury bill	—	(4,884)	—
Proceeds from maturity of U.S. Treasury bill	5,000	—	—
Other	(291)	—	(150)
Net cash provided by (used for) investing activities	1,932	(13,884)	(5,174)
Financing activities
Net additions (reductions) to revolving credit agreements	—	—	(60,916)
Purchase of treasury stock	(8,987)	(14,106)	(3,074)
Cash dividends paid	(6,430)	(6,294)	(6,082)
Financing fees paid	—	(548)	—
Net cash provided by (used for) financing activities	(15,417)	(20,948)	(70,072)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	461	(438)	1,084
Cash, cash equivalents and restricted cash
Increase (decrease) for the year	789	30,145	14,474
Balance at the beginning of the year	46,524	16,379	1,905
Balance at the end of the year	$47,313	$46,524	$16,379

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$47,313	$45,644	$15,370
Restricted cash included in prepaid expenses and other current assets	—	880	72
Restricted cash included in other non-current assets	—	—	937
Total cash, cash equivalents and restricted cash	$47,313	$46,524	$16,379
See notes to consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands, except per share data)
Balance, January 1, 2023	$107	$38	$65,008	$(8,939)	$80,238	$(11,918)	$124,534
Net income	—	—	—	—	25,242	—	25,242
Issuance of common stock, net of conversions	5	(2)	(1)	—	—	—	2
Purchase of treasury stock	—	—	—	(3,074)	—	—	(3,074)
Stock compensation expense	—	—	5,394	—	—	—	5,394
Cash dividends, $0.435 per share	—	—	—	—	(6,082)	—	(6,082)
Other comprehensive income (loss)	—	—	—	—	—	(750)	(750)
Reclassification adjustment to net income	—	—	—	—	—	2,001	2,001
Balance, December 31, 2023	$112	$36	$70,401	$(12,013)	$99,398	$(10,667)	$147,267
Net income	—	—	—	—	30,759	—	30,759
Issuance of common stock, net of conversions	3	—	(3)	—	—	—	—
Purchase of treasury stock	—	—	—	(14,189)	—	—	(14,189)
Stock compensation expense	—	—	6,270	—	—	—	6,270
Cash dividends, $0.455 per share	—	—	—	—	(6,294)	—	(6,294)
Other comprehensive income (loss)	—	—	—	—	—	(2,497)	(2,497)
Reclassification adjustment to net income	—	—	—	—	—	4,587	4,587
Balance, December 31, 2024	$115	$36	$76,668	$(26,202)	$123,863	$(8,577)	$165,903
Net income	—	—	—	—	26,455	—	26,455
Issuance of common stock, net of conversions	4	—	(4)	—	—	—	—
Purchase of treasury stock	—	—	—	(9,011)	—	—	(9,011)
Stock compensation expense	—	—	4,131	—	—	—	4,131
Cash dividends, $0.475 per share	—	—	—	—	(6,430)	—	(6,430)
Other comprehensive income (loss)	—	—	—	—	—	2,571	2,571
Reclassification adjustment to net income	—	—	—	—	—	(774)	(774)
Balance, December 31, 2025	$119	$36	$80,795	$(35,213)	$143,888	$(6,780)	$182,845
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

U.S. Treasury Bills

During the third quarter of 2024, the Company invested $9.8 million of excess cash on hand into two U.S. Treasury Bills with original maturities of three and six months. U.S. Treasury Bills with an original maturity of 3 months or less are included within cash and cash equivalents on the Consolidated Balance Sheets and those greater than 3 months but less than one year are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. The Company classified these U.S. Treasury Bills as held-to-maturity as it intended to hold these securities until maturity. Held-to-maturity debt securities are recorded at amortized cost. Discounts from and premiums to par value on held-to-maturity debt securities are accreted/amortized into interest income over the life of the respective security using the effective interest method. The Company evaluates for other than temporary impairment on an ongoing basis. No impairment has been recognized for investments in debt securities for any period presented. As of December 31, 2025 and 2024, the amortized cost and net carrying value of the security recognized in prepaid expenses and other current assets was $0 and $5.0 million, respectively. There were no U.S. Treasury Bills recognized within cash and cash equivalents on the Consolidated Balance Sheets as of December 31, 2025 or 2024.

Trade Receivables

Allowances for credit losses are maintained against trade receivables for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. Accounts are written off against the allowance when it becomes evident collection will not occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The Company maintains significant trade receivables balances with several large retail customers. As of December 31, 2025 and 2024, receivables from the Company’s five largest customers represented 65% and 68%, respectively, of HBB’s net trade receivables. The Company’s significant credit concentration is uncollateralized; however, historically, minimal credit losses have been incurred.

Accounts payable - Supplier Finance Program

The Company has an agreement with a third-party administrator to provide an accounts payable tracking system which facilitates a participating supplier’s ability to monitor and voluntarily elect to sell payment obligations owed by the Company to the designated third-party financial institution. Participating suppliers can sell one or more of the Company’s payment obligations at their sole discretion. The Company has no economic interest in a supplier’s decision to sell one or more of its payment obligations. The Company’s rights and obligations with respect to such payment obligations, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to sell amounts under these arrangements. The agreement has a limit of $65.0 million in payment obligations. There is no requirement to provide assets pledged as security or other forms of guarantees under the agreement. The Company pays the third-party administrator based upon the original payment terms negotiated with participating suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of December 31, 2025 and 2024, the Company has $29.9 million and $56.9 million, respectively, in outstanding payment obligations that are presented in Accounts payable on the Consolidated Balance Sheets. Of these totals, the third-party financial institution has made payments to participating suppliers to settle $21.8 million and $48.2 million, respectively, of our outstanding payment obligations.

A rollforward of the Company’s outstanding payment obligations confirmed as valid under our supplier finance program for the period shown were as follows:

2025
Confirmed obligations outstanding as of January 1	$56,940
Invoices confirmed during the year	170,263
Confirmed invoices paid during the year	(197,327)
Confirmed obligations outstanding as of December 31	$29,876

Transfer of Financial Assets

The Company has entered into an arrangement with a financial institution to sell certain U.S. trade receivables on a non-recourse basis. Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables. These transactions, which are accounted for as sold receivables, result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $145.0 million and $149.7 million of trade receivables during 2025 and 2024, respectively. The losses incurred on sold receivables in the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 were not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Property, Plant and Equipment

Property, plant and equipment are measured at cost less accumulated depreciation, amortization and accumulated impairment losses. Depreciation and amortization are recorded generally using the straight-line method over the estimated useful lives of the assets. Estimated lives for buildings are up to 40 years, and for machinery, equipment and furniture and fixtures range from three to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease. The units-of-production method is used to amortize certain tooling for sourced products. Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. If the useful life of property, plant and equipment is reassessed during any period, the Company recognizes accelerated depreciation expense in accordance with the reduced expected holding period of the asset. Gains or losses from the sale of assets are included in selling, general and administrative expenses. Repairs and maintenance are charged to expense as incurred. Interest is capitalized for qualifying long-term capital asset projects as a part of the historical cost of acquiring the asset.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquisitions over the estimated fair value of the net assets acquired. Goodwill is not amortized but evaluated at least annually for impairment. The Company conducts its annual test for impairment as of October 1 of each year and it may be conducted more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. The Company may elect to perform a qualitative assessment that considers economic, industry, and company-specific factors for all or selected reporting units. If, after completing this assessment, it is determined that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the Company would proceed to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative assessment for any or all of the reporting units. For the quantitative test, the Company determines the estimated fair value through the use of both a market-based approach and a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. The assumptions used in the discounted cash flow valuation model for impairment testing includes discount rates, revenue growth rates and operating profit margin rates, and terminal growth rates. If the estimated fair value of the reporting unit is less than the current carrying value, impairment of goodwill of the reporting unit is recognized.

The impairment assessment is performed at the reporting unit level. The Company’s reporting units have been identified at the operating segment level.

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

Product Development Costs

Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs, included in selling, general and administrative expenses, amounted to $13.2 million, $13.7 million and $12.4 million in 2025, 2024 and 2023, respectively.

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
Level 2 - Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Stock Compensation

Pursuant to the Executive Long-Term Equity Incentive Plan (the “Executive Plan”) established in September 2017, and amended and restated in March 2024, the Company grants shares of Class A Common, subject to transfer restrictions, as a means of retaining and rewarding selected employees for long-term performance. Shares awarded under the Executive Plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends after three, five or ten years from the award date or at the earliest of (1) three years after the participant’s retirement date, or (2) the participant’s death or permanent disability. The Company issued 306,039, 241,947 and 169,227 shares of Class A Common in the years ended December 31, 2025, 2024 and 2023, respectively. After the issuance of these shares, there were 705,355 shares of Class A Common available for issuance under this plan. Stock compensation expense related to the Executive Plan was $2.8 million, $5.1 million and $4.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was based on the fair value of Class A Common on the grant date.

The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the annual retainer for each non-employee director is paid in transfer-restricted shares of Class A Common. For the years ended December 31, 2025 and 2024, $112,000 and $110,000, respectively, ($150,000 for the Chairman) of the non-employee director’s annual retainer of $179,000 and $175,000, respectively, ($250,000 for the Chairman) was paid in transfer-restricted shares of Class A Common. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the transfer restriction period ends at the earliest of (1) ten years after the Quarter Date with respect to which such Required Shares were issued or transferred, (2) the date of the director’s death or date the director terminates service as a director due to permanent disability, (3) five years (or earlier with the approval of the Board) after the director’s date of retirement from the Board, or (4) the date the director has both retired from the Board and has reached age 70. Pursuant to this plan, the Company issued 71,999, 60,235 and 100,238 shares in the years ended December 31, 2025, 2024 and 2023, respectively. In addition to the mandatory retainer fee received in transfer-restricted stock, directors may elect to receive shares of Class A Common in lieu of cash for up to 100% of the balance of their annual retainer, committee retainer and any committee chairman’s fees. These voluntary shares are not subject to any restrictions. There were no shares issued under voluntary elections in 2025, 2024 and 2023. After the issuance of these shares, there were 361,174 shares of Class A Common available for issuance under this plan. Stock compensation expense related to these awards was $1.3 million, $1.2 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Stock compensation expense represents fair value based on the market price of the shares of Class A Common on the grant date.

Leases

Lessee

In accordance with Accounting Standards Codification 842, the Company determines whether an arrangement is a lease at inception, considering whether the contract conveys a right to control the use of the identified asset for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are included in Right-of-use lease assets, Lease liabilities and Lease liabilities, non-current on the Consolidated Balance Sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Accounting Standards Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances income tax disclosure requirements primarily involving more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The Company adopted ASU 2023-09 prospectively for the annual period beginning January 1, 2025, and it affects only our disclosures and does not impact our results of operations or financial condition.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which requires additional information to be disclosed about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact this ASU may have on our consolidated financial statement disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient in estimating credit losses for current accounts receivables and current contract assets arising from transactions accounted for under Topic 606 that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact this ASU may have on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40):Targeted Improvements to the Accounting for Internal-Use Software,” which modernizes previously written guidance around internal-use software costs by eliminating accounting consideration of software project development stages and provides for cost capitalization when management has authorized and committed funding to the project and that the project is considered ‘probable’ of completion and the software used to perform the function as intended, along with prescriptive disclosure requirements associated with internal-use software costs to be consistent with Subtopic 360-10, “Property, Plant and Equipment” regardless of how those costs are presented in the financial statements. The amendments are effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The amendment may be applied either retrospectively or prospectively or on a modified prospective basis prescribed by the ASU. The Company is currently evaluating the impact this ASU may have on our consolidated financial statements.

NOTE 2 - Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2025	2024
Land	$226	$226
Furniture and fixtures	10,146	9,946
Building and improvements	9,583	9,511
Machinery and equipment	33,523	33,021
Internal-use capitalized software	16,696	15,867
Construction in progress	1,696	2,180
Property, plant and equipment, at cost	71,870	70,751
Less allowances for depreciation and amortization	41,617	36,350
	$30,253	$34,401

Depreciation expense from property, plant and equipment, net for the years ended December 31, 2025, 2024 and 2023 was $5.6 million, $4.5 million, and $4.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
NOTE 3 - Goodwill and Intangible Assets

Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of December 31, 2025
Trademarks	$3,100	$(2,208)	$892
Developed technology	1,424	(223)	1,201
	$4,524	$(2,431)	$2,093

Balance as of December 31, 2024
Trademarks	$3,100	$(2,008)	$1,092
Developed technology	1,111	(102)	1,009
	$4,211	$(2,110)	$2,101

Amortization expense for intangible assets was $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Expected annual amortization expense of intangible assets for the next five years is $0.4 million. The weighted average amortization period for intangible assets is approximately 6.1 years.

The goodwill balance was $7.1 million as of both December 31, 2025 and 2024. The acquisition of HealthBeacon resulted in the addition of $0.8 million in goodwill during the year ended December 31, 2024 which is attributable to the Health segment. The remaining goodwill balance is attributable to the Home and Commercial Products segment.

For the annual goodwill impairment assessment in the current year, the Company elected to forego the qualitative assessment and instead performed a quantitative test for its Home and Commercial Products reporting unit. The estimated fair value for the Home and Commercial Products reporting unit significantly exceeded its carrying amount, and therefore no impairment of goodwill was recognized. For the Health reporting unit, the Company used a qualitative assessment and determined that it was more-likely-than-not that the goodwill was not impaired and a quantitative test for impairment was not required.

NOTE 4 - Current and Long-Term Financing

Financing arrangements exist at the subsidiary level. Hamilton Beach Brands Holding Company has not guaranteed any borrowings of its subsidiaries.

The following table summarizes HBB’s available and outstanding borrowings:

	December 31
	2025	2024
Total outstanding borrowings:
Revolving credit agreements	$50,000	$50,000
Total outstanding borrowings	$50,000	$50,000

Total available borrowings, net of limitations, under revolving credit agreements	$123,783	$107,257

Unused available borrowings	$73,783	$57,257

Weighted average stated interest rate on total borrowings	5.94%	5.20%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements)	3.30%	2.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Including swap settlements, interest paid on total debt was $0.9 million, $0.5 million and $3.0 million during 2025, 2024 and 2023, respectively. Interest capitalized was not material in 2025, 2024 and 2023.

The HBB Facility the company has is a $125 million senior secured floating-rate revolving credit facility that expires with repayment due on December 13, 2029. The HBB Facility also has an optional $25.0 million term loan. The obligations under the HBB Facility are secured by all of HBB’s U.S. assets. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. As of December 31, 2025, HBB was in compliance with all financial covenants in the HBB Facility.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables and inventory of HBB. As of December 31, 2025, interest on outstanding loans under the HBB Facility accrues at a per annum rate equal to, at HBB’s option, either Term Secured Overnight Financing Rate (SOFR) (as defined in the HBB Facility) plus 1.65% or the Base Rate (as defined in the HBB Facility) plus 0.00%. As of December 31, 2025, the HBB Facility requires a fee of 0.20% per annum on the unused commitment thereunder.

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

There were no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2025 and 2024.

NOTE 6 - Derivative Financial Instruments

Foreign Currency Derivatives

HBB held forward foreign currency exchange contracts with total notional amounts of $1.7 million and $18.8 million as of December 31, 2025 and 2024, respectively, denominated primarily in Canadian dollars and Mexican pesos. The fair value of these contracts approximated a payable of $0.1 million as of December 31, 2025 and a receivable of $0.8 million as of December 31, 2024.

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

The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements for HBB as of December 31, in millions:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2025	2024	2025	2024	December 31, 2025
Interest rate swaps	$50.0	$50.0	1.6%	1.6%	Extending to January 2029
The fair value of HBB’s interest rate swap agreements was a receivable of $2.0 million as of December 31, 2025 and a receivable of $4.0 million as of December 31, 2024. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in AOCI. The interest rate swap agreements held by HBB on December 31, 2025 are expected to continue to be effective as hedges.

The following table summarizes the fair value of derivative instruments as of December 31, as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2025	2024	Balance sheet location	2025	2024
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$831	$1,144	Other current liabilities	$—	$—
Long-term	Other non-current assets	1,199	2,808	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	—	789	Other current liabilities	126	—
Total derivatives		$2,030	$4,741		$126	$—

NOTE 7 - Leasing Arrangements

Lessee

At commencement of the Company’s leases, right-of-use assets and corresponding liabilities are recognized based on the present value of future lease payments over the lease term. Some of the Company’s leases, primarily those for real estate assets, may contain both lease and non-lease components. The Company has elected to combine and account for lease and non-lease components as a single lease component. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets and lease expense for these leases are recognized on a straight-line basis over the lease term. The Company’s leases have remaining lease terms of one month to 12 years, some of which include options to extend the leases for up to 5 years. The renewal option is included in the lease term if it is concluded that it is reasonably certain that the Company will exercise that option.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	December 31
	2025	2024
Operating lease cost	$7,172	$8,112
Finance lease cost
Amortization of leased assets	74	72
Interest on lease liabilities	22	28
Finance lease cost	96	100
Variable lease cost (1)	318,309	368,948
Short term lease cost (2)	46	52
Total lease cost	$325,623	$377,212

(1) Amounts primarily reflect product purchases that are associated with production related tooling.
(2) Leases with an initial term of 12 months or less

The Company recognized a $0.7 million impairment charge in 2024 related to the consolidation of warehouses, which is included within cost of sales in the Consolidated Statements of Operations and relates to the Home and Commercial Products segment. The impairment was measured using a discounted cash flow based on the marketed rate of the warehouse and the time expected to identify a sub-lessor.

The following table presents supplemental cash flow and non-cash information related to leases:

	December 31
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities – operating cash flows from leases	$8,066	$8,799
Right-of-use assets obtained in exchange for lease obligations of operating leases – non-cash activity	$3,397	$2,624
Right-of-use assets obtained in exchange for lease obligations of finance leases – non-cash activity	$6	$73

The following table reconciles the undiscounted future lease payments for operating and finance leases to the lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2025:

Undiscounted Future Lease Payments
2026	$7,530
2027	7,079
2028	6,661
2029	6,493
2030	5,791
Thereafter	16,889
Total lease payments	50,443
Less: impact of discounting	8,530
Present value of lease payments	$41,913

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The following table summarizes the weighted-average lease term and discount rate.

	December 31
	2025	2024
Weighted average remaining lease term in years - operating leases	7.3	8.3
Weighted average remaining lease term in years - finance leases	2.6	3.6
Weighted average discount rate - operating leases (1)	5.2%	5.1%
Weighted average discount rate - finance leases (1)	7.3%	7.3%
(1) The discount rates used to present value the lease liabilities are based on estimates of the Company’s incremental borrowing rate.

As of December 31, 2025, the Company did not have any additional material operating or finance leases that had not yet commenced.

Lessor

The Company leases connected devices to specialty pharmacy networks and pharmaceutical companies. The lease payments are assessed per unit on a monthly basis. The devices are leased on a month-to-month basis and therefore are short-term leases. These leases are classified as operating leases. There are no options to purchase the device at the end of the term. The devices are classified as property, plant and equipment, net on the Consolidated Balance Sheets. Total lease revenue was $5.7 million and $3.2 million for the years ended December 31, 2025 and 2024, respectively.

NOTE 8 - Stockholders' Equity and Earnings Per Share

Capital Stock

The authorized capital stock of the Company consists of Class A Common, Class B Common and one series of Preferred stock. Voting, dividend, conversion and liquidation rights of the Preferred stock are established by the Board upon issuance of such Preferred stock.

The Company’s Class A Common is traded on the New York Stock Exchange under the ticker symbol “HBB.” Because of transfer restrictions on Class B Common, no trading market has developed, or is expected to develop, for Class B Common.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The following table sets forth the Company’s authorized capital stock information:

	December 31
	2025	2024
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000
Preferred stock outstanding	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000
Class A Common issued(1)(2)	11,870	11,476
Treasury Stock(3)	2,052	1,545
Class B Common stock, par value $0.01 per share, convertible into Class A on a one-for-one basis
Class B Common authorized	30,000	30,000
Class B Common issued(1)	3,587	3,603
(1)    Class B Common converted to Class A Common were 16 shares during 2025 and 13 shares during 2024.
(2)     The Company issued Class A Common of 378 during 2025 and 302 during 2024 related to the Company’s stock compensation plan.
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

Stock Repurchases

In November 2025, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting January 1, 2026 and ending December 31, 2027. This program replaced the previous stock repurchase plan that started January 1, 2024 and ended December 31, 2025. During the years ended December 31, 2025, 2024 and 2023, the Company repurchased 467,804, 638,381 and 250,772 shares for an aggregate purchase price of $8.3 million, $13.5 million and $3.1 million, respectively.

Additionally, during the years ended December 31, 2025 and 2024, the Company withheld shares for tax payments due upon issuance of stock to employees under the Incentive Plan. During the years ended December 31, 2025 and 2024, the Company repurchased 39,121 and 30,404 shares, respectively, for an aggregate purchase price of $0.7 million and $0.6 million, respectively, pursuant to the Incentive Plan.

The total combined share repurchases from the stock repurchase program and the Incentive Plan during the years ended December 31, 2025 and 2024, was 506,925 and 668,785 shares, respectively, for an aggregate purchase price (excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022) of $9.0 million and $14.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total
Balance, January 1, 2023	$(8,924)	$4,158	$(7,152)	$(11,918)
Other comprehensive income (loss)	2,792	(4,529)	141	(1,596)
Reclassification adjustment to net income (loss)	—	2,231	474	2,705
Tax effects	(280)	564	(142)	142
Balance, December 31, 2023	$(6,412)	$2,424	$(6,679)	$(10,667)
Other comprehensive income (loss)	(5,867)	3,256	1,344	(1,267)
Reclassification adjustment to net income (loss)	—	(1,629)	7,805	6,176
Tax effects	—	(479)	(2,340)	(2,819)
Balance, December 31, 2024	$(12,279)	$3,572	$130	$(8,577)
Other comprehensive income (loss)	3,914	(2,191)	279	2,002
Reclassification adjustment to net income (loss)	—	(1,204)	170	(1,034)
Tax effects	—	919	(90)	829
Balance, December 31, 2025	$(8,365)	$1,096	$489	$(6,780)

Earnings per share

The weighted average number of shares of Class A Common and Class B Common outstanding used to calculate basic and diluted earnings (loss) per share were as follows:

	2025	2024	2023
Basic weighted average shares outstanding	13,552	13,950	14,036
Dilutive effect of share-based compensation awards	19	13	24
Diluted weighted average shares outstanding	13,571	13,963	14,060

Basic and diluted earnings (loss) per share	$1.95	$2.20	$1.80

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The following table sets forth the Company’s revenue on a disaggregated basis for the year ended:

	Year Ended
	December 31
	2025	2024	2023

Consumer products	$532,373	$592,801	$568,006
Commercial products	59,898	51,755	52,327
Licensing	8,909	6,917	5,292
Leasing	5,672	3,220	—
Total revenues	$606,852	$654,693	$625,625

Walmart Inc. and its global subsidiaries accounted for approximately 29%, 29% and 27% of the Company’s revenue in 2025, 2024 and 2023, respectively. Amazon.com, Inc. and its subsidiaries accounted for approximately 19%, 24% and 24% of the Company’s revenue in 2025, 2024 and 2023 respectively. The Company’s five largest customers accounted for approximately 62%, 65% and 64% of its revenue in 2025, 2024 and 2023, respectively.

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
As of December 31, 2025 and 2024, the Company had accrued undiscounted obligations of $2.9 million and $3.9 million respectively, for environmental investigation and remediation activities. The decrease in the amount accrued as of December 31, 2025 compared to December 31, 2024 is due to a change in the expected extent of investigation and remediation activities associated with some of the sites and remediation payments made during the year. The Company estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.0 million related to the environmental investigation and remediation at these sites. Additionally, the Company has a $0.6 million asset associated with the reimbursement of costs associated with two sites.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
NOTE 11 - Income Taxes

The components of income (loss) before income taxes and the income tax expense (benefit) for the years ended December 31 are as follows:

	2025	2024	2023
Income (loss) before income taxes
Domestic	$32,980	$33,403	$24,008
Foreign	2,661	(27)	7,688
	$35,641	$33,376	$31,696
Income tax expense (benefit)
Current income tax expense (benefit):
Federal	$2,555	$8,457	$3,412
State	1,142	2,790	1,452
Foreign	1,736	(1,361)	2,496
Total current	5,433	9,886	7,360
Deferred income tax expense (benefit):
Federal	3,434	(4,573)	910
State	703	(998)	(9)
Foreign	(384)	(1,698)	(1,807)
Total deferred	3,753	(7,269)	(906)
	$9,186	$2,617	$6,454

Total cash paid for income taxes (net of refunds) by jurisdiction for the year ended December 31, 2025 is as follows:

2025

U.S. Federal	$6,890
State	$2,830
Foreign:
Canada	$826
Mexico	2,612
Other	217
Foreign Subtotal	$3,655
Total cash paid for income taxes (net of refunds)	$13,375

The Company made $5.8 million and $3.1 million federal income tax payments during 2024 and 2023, respectively, to the IRS. The Company made foreign and state income tax payments of $5.2 million and $3.2 million during 2024 and 2023, respectively. No income tax refunds were received in 2024. Income tax refunds totaled $0.1 million during 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
A reconciliation of the federal statutory and effective income tax rate for the year ended December 31, 2025 is as follows:

	2025
	$	%
Income (loss) before income taxes	$35,641
Statutory taxes at 21%	$7,485	21.0%
State and local income taxes	1,602	4.5%
Foreign tax effects	794	2.2%
Effect of cross-border tax laws	(702)	(2.0)%
U.S. tax credits	(962)	(2.7)%
Valuation allowances	166	0.5%
Non-deductible expenses related to sec. 162(m)	812	2.3%
Unrecognized tax benefits	(9)	—%
Income tax provision	$9,186	25.8%

Effective rate	25.77%

State taxes in Virginia, California, Illinois, and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in the "State and Local Income Tax" category.

A reconciliation of the federal statutory and effective income tax rate for the years ended December 31, 2024 and 2023 are as follows:

	2024		2023
	$	%	$	%
Income (loss) before income taxes	$33,376		$31,696
Statutory taxes at 21%	$7,009	21.0%	$6,656	21.0%
State and local income taxes	1,610	4.8%	1,224	3.9%
Valuation allowances	635	1.9%	13	0.1%
Other non-deductible expenses	1,196	3.6%	402	1.3%
Credits	(1,148)	(3.4)%	(860)	(2.7)%
Effect of foreign operations (1)	(4,330)	(13.1)%	(946)	(3.0)%
Unrecognized tax benefits	(32)	(0.1)%	422	1.3%
Accounting method change (2)	(2,278)	(6.8)%	—	—%
Other, net	(45)	(0.1)%	(457)	(1.5)%
Income tax provision	$2,617	7.8%	$6,454	20.4%

Effective rate	7.84%		20.36%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
A detailed summary of the total deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2025	2024
Deferred tax assets
Tax carryforwards	$7,126	$5,982
Lease liabilities	1,797	2,003
Inventory	3,014	802
Accrued expenses and reserves	3,670	2,963
Other employee benefits	527	259
Depreciation and amortization	—	3,646
Other	—	32
Total deferred tax assets	16,134	15,687
Less: Valuation allowances	(7,126)	(5,982)
	9,008	9,705
Deferred tax liabilities
Accrued pension benefits	2,754	3,373
Depreciation and amortization	2,636	—
Other	11	—
Total deferred tax liabilities	5,401	3,373
Net deferred tax asset	$3,607	$6,332

As of December 31, 2025 and 2024, respectively, the Company maintained valuation allowances with respect to certain deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions that the Company believes are not likely to be realized.

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2025
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$6,960	$6,960	2026 - Indefinite
U.S. capital loss	$166	$166	2030
Total	$7,126	$7,126

	December 31, 2024
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$5,982	$5,982	2025 - Indefinite

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

The following is a reconciliation of the Company’s total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2025, 2024 and 2023. Approximately $0.6 million, $0.6 million and $1.4 million of these gross amounts as of December 31, 2025, 2024 and 2023, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate.

	2025	2024	2023
Balance as of January 1	$618	$1,447	$256
Additions (reductions) based on tax positions related to prior years	(39)	(769)	769
Additions (reductions) based on tax positions related to the current year	—	—	493
Reductions for lapse of statute of limitations	—	(60)	(71)
Reductions due to settlements with taxing authorities	—	—	—
Balance as of December 31	$579	$618	$1,447

The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized no income or expense for the years ended December 31, 2025, 2024 and 2023. The total amount of interest and penalties accrued was $0.1 million as of December 31, 2025. There were no accruals for interest and penalties as of December 31, 2024 and 2023.

In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The Company is generally open for examination of foreign jurisdictions for the tax year 2018 and beyond. In addition, the Company has extended the U.S. federal statute of limitations for tax years 2017 through 2019 related to a specific issue. Other than the extension related to a specific issue, the Company does not have any material taxing jurisdictions in which the statute of limitations has been extended beyond the applicable time frame allowed by law.

NOTE 12 - Retirement Benefit Plans

Defined Benefit Plans

The Company maintains one active defined benefit pension plan in Canada (the “Canada Pension Plan”) that provides benefits based on years of service and average compensation during certain periods. The Canada Pension Plan was frozen, effective December 31, 2008.

There is also one terminated defined benefit pension plan (the “U.S. Pension Plan”) that was frozen, effective December 31, 1996, for participation and benefit accrual purposes (except cash balance interest credits required by law). During 2022, the Board approved the termination of our U.S. Pension Plan with an effective date of September 30, 2022. The Company substantially completed the termination in 2024. The surplus assets as of December 31, 2024 were $13.4 million which were included within prepaid expenses and other current assets on the Consolidated Balance Sheets. During the first quarter of 2025, the Company transferred $13.4 million of surplus assets to a qualified replacement plan which will be used to fund qualifying employee retirement benefits in the future. During 2025, $4.3 million was used to fund employee retirement benefits. As of December 31, 2025, the Company had $3.7 million included in prepaid expenses and other current assets and $5.5 million included in other non-current assets on the Consolidated Balance Sheets, which is inclusive of accrued interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The weighted-average assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2024	2023
U.S. Pension Plan
Discount rate for pension benefit obligation	n/a	5.01%
Discount rate for net periodic benefit (income) expense	n/a	5.34%
Expected long-term rate of return on assets for net periodic pension (income) expense	n/a	4.00%

	2025	2024	2023
Canada Pension Plan
Discount rate for pension benefit obligation	4.67%	4.58%	4.63%
Discount rate for net periodic benefit (income) expense	4.58%	4.63%	5.15%
Expected long-term rate of return on assets for net periodic pension (income) expense	6.00%	6.00%	6.00%

During 2024, the Company remeasured the U.S. Pension Plan since benefit obligations were settled through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations were transferred to a third-party insurance company. The remeasurement resulted in pre-tax settlement charges of $7.6 million ($5.7 million post-tax) during the year ended December 31, 2024, which were released from Accumulated Other Comprehensive Income into earnings and are included within Pension termination expense on the Consolidated Statements of Operations.

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

Set forth below is a detail of the net periodic pension (income) expense, included in other expense (income), net for the defined benefit plans for the years ended December 31:

	2024	2023
U.S. Pension Plan
Interest cost	$379	$674
Expected return on plan assets	(521)	(1,082)
Amortization of actuarial loss	238	358
Settlement loss	7,611	—
Net periodic pension (income) expense	$7,707	$(50)

	2025	2024	2023
Canada Pension Plan
Interest cost	$140	$147	$162
Expected return on plan assets	(271)	(263)	(258)
Amortization of actuarial loss (gain)	108	(44)	118
Net periodic pension (income) expense	$(23)	$(160)	$22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Set forth below is the detail of other changes in plan assets and benefit obligations (pre-tax) recognized in other comprehensive loss (income) for the years ended December 31:

	2024	2023
U.S. Pension Plan
Current year actuarial loss (gain)	$(998)	$(33)
Settlement loss	(7,611)	—
Amortization of actuarial loss	(238)	(358)
Total recognized in other comprehensive loss (income)	$(8,847)	$(391)

	2025	2024	2023
Canada Pension Plan
Current year actuarial loss (gain)	$(279)	$(346)	$(108)
Amortization of actuarial (loss) gain	(108)	44	(118)
Total recognized in other comprehensive loss (income)	$(387)	$(302)	$(226)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans as of December 31:

	2025		2024
	U.S. Pension Plan	Canada Pension Plan	U.S. Pension Plan	Canada Pension Plan
Change in benefit obligation
Projected benefit obligation at beginning of year	$104	$3,077	$12,916	$3,401
Interest cost	—	140	379	147
Annuity purchase refund	—	—	441	—
Actuarial (gain) loss	—	(79)	(1,610)	18
Benefits paid	—	(215)	(1,030)	(217)
Settlements	(104)	—	(10,992)	—
Foreign currency exchange rate changes	—	149	—	(272)
Projected benefit obligation at end of year	$—	$3,072	$104	$3,077
Accumulated benefit obligation at end of year	$—	$3,072	$104	$3,077
Change in plan assets
Fair value of plan assets at beginning of year	$13,485	$4,505	$25,156	$4,654
Actual return on plan assets	—	466	(90)	645
Benefits paid	—	(215)	(1,030)	(217)
Annuity purchase refund	—	—	441	—
Settlements	—	—	(10,992)	—
Other	—	(172)	—	(189)
Foreign currency exchange rate changes	—	226	—	(388)
Transfer to qualified replacement plan (1)	(13,485)	—	—	—
Fair value of plan assets at end of year	$—	$4,810	$13,485	$4,505
Funded status at end of year	$—	$1,738	$13,381	$1,428
Amounts recognized in the balance sheets consist of:
Deferred costs	$—	$1,738	$13,381	$1,428
Components of accumulated other comprehensive loss consist of:
Actuarial loss	$—	$592	$(62)	$205
Deferred taxes	—	(103)	16	(29)
	$—	$489	$(46)	$176
(1) During the first quarter of 2025, the Company transferred $13.4 million of U.S. Pension Plan surplus assets to a qualified replacement plan.

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

The Company’s policy is to make contributions to fund its pension plan within the range allowed by applicable regulations. The Company does not expect to contribute to its Canada Pension Plan in 2026.

Pension benefit payments are made from assets of the pension plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Future pension benefit payments expected to be paid from assets of the Canada Pension Plan are:

Canada Pension Plan
2026	$241
2027	250
2028	247
2029	243
2030	236
2031-2035	1,114
$2,331

During 2024, the U.S. Pension Plan’s assets were moved into a money market fund due to the settlement of benefit obligations. During 2025, all of the surplus assets were transferred to a qualified replacement plan and there are no plan assets held as of December 31, 2025.

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

The following is the actual allocation percentage and target allocation percentage for the Canada Pension Plan assets as of December 31:

	2025 Actual Allocation	2024 Actual Allocation	Target Allocation Range
Canadian equity securities	36.3%	32.7%	25.0% - 35.0%
Non-Canadian equity securities	41.0%	37.7%	25.0% - 35.0%
Fixed income securities	22.7%	29.6%	30.0% - 50.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The fair value of each major category of the Company’s Canada Pension Plan assets are valued using observable inputs, either directly or indirectly, other than quoted market prices in active markets for identical assets. Following are the values as of December 31:

	Canada Pension Plan
	2025	2024
U.S. equity securities	$1,683	$1,458
Non-U.S. equity securities	2,033	1,714
Fixed income securities	1,094	1,333
Total	$4,810	$4,505

As of December 31, 2024 the U.S. Plan had $13.0 million in a money market account.

Defined Contribution Plans

HBB maintains a defined contribution (401(k)) plan for substantially all U.S. employees and similar plans for Canadian and Irish employees. The Company’s U.S. plan provides employer safe harbor contributions based on plan provisions. All plans provide for a separate employer contribution. These plans permit additional profit-sharing contributions, determined annually, that are based on a formula that includes (1) the effect of actual operating profit results compared with targeted operating profit results and (2) the age and/or compensation of the participants. Total costs, including Company contributions, for these plans were $7.4 million in 2025, $6.1 million in 2024 and $5.0 million in 2023.

NOTE 13 - Data by Geographic Region
Revenue and property, plant and equipment related to operations outside the U.S., based on customer and asset location, are as follows:

	U.S.	Other	Consolidated
2025
Revenue from unaffiliated customers	$458,847	$148,005	$606,852
Property, plant and equipment, net	$23,560	$6,693	$30,253
2024
Revenue from unaffiliated customers	$511,248	$143,445	$654,693
Property, plant and equipment, net	$26,730	$7,671	$34,401
2023
Revenue from unaffiliated customers	$493,711	$131,914	$625,625
Property, plant and equipment, net	$23,068	$4,333	$27,401
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

Health
Our Health segment is comprised of the HealthBeacon acquisition, as described in Note 15 - Acquisitions, plus selling and administrative expenses. The segment includes lease revenue in the U.S. and globally associated with leases of connected devices to specialty pharmacy networks and pharmaceutical companies, as well as licensing revenue associated with agreements which grant customers the right to use software for healthcare management.

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

	Year Ended December 31
	2025			2024
	Home and Commercial Products	Health	Total	Home and Commercial Products	Health (1)	Total
Revenue	$599,503	$7,349	$606,852	$650,409	$4,284	$654,693

Less:
Cost of sales	448,913	1,786	450,699	483,444	1,042	484,486
Selling, general and administrative expenses	112,508	6,755	119,263	118,470	8,233	126,703
Amortization of intangible assets	200	111	311	200	102	302
Segment profit (loss)	$37,882	$(1,303)	$36,579	$48,295	$(5,093)	$43,202

Reconciliation of segment profit (loss)
Interest expense, net			703			613
Pension termination expense			—			7,611
Other expense (income), net			235			1,602
Income before income taxes			$35,641			$33,376

(1) As noted in Note 15 - Acquisitions, the Company completed the acquisition of HealthBeacon on February 2, 2024. Therefore, the 2024 results for the Health segment represent activity from the date of acquisition through December 31, 2024.

During the years ended December 31, 2025 and 2024, the Home and Commercial Products segment had two customers that accounted for more than 10% of total consolidated revenue. These two customers had $178.3 million and $117.7 million of revenue, respectively during the year ended December 31, 2025 and $189.3 million and $154.1 million, respectively during the year ended December 31, 2024.

During the years ended December 31, 2025 and 2024, the Health segment had no customers that accounted for more than 10% of total consolidated revenue.

During the year ended December 31, 2023, the Company had one operating and one reportable segment, therefore, all required financial segment information for that year can be found in the consolidated financial statements.

NOTE 15 - Acquisitions

On February 2, 2024, we completed the acquisition of HealthBeacon Limited (“HealthBeacon”), a medical technology firm and strategic partner of the Company, for €6.9 million (approximately $7.5 million). The transaction was funded with cash on hand.

The acquisition of HealthBeacon was accounted for as a business combination using the acquisition method of accounting. The results of operations for HealthBeacon are included in the accompanying Consolidated Statements of Operations for the year ended December 31, 2025 and in the comparable period from the acquisition date until December 31, 2024. Pro forma financial information has not been presented, as revenue and expenses related to the acquisition do not have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HAMILTON BEACH BRANDS HOLDING COMPANY
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The following table sets forth HealthBeacon’s revenue and operating profit (loss) for the years ended December 31:

	2025	2024
Revenue	$7,349	$4,284
Operating profit (loss)	$(710)	$(4,277)

The purchase price allocation for HealthBeacon was final as of December 31, 2024.

There were no transaction costs during the year ended December 31, 2025. During the year ended December 31, 2024, we incurred transaction costs of approximately $1.3 million which are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HAMILTON BEACH BRANDS HOLDING COMPANY
YEAR ENDED DECEMBER 31, 2025, 2024 AND 2023

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe		Deductions — Describe		Balance at End of Period (B)
(In thousands)
2025
Reserves deducted from asset accounts:
Allowance for credit losses	$2,521	$184	$—		$(1,022)	(A)	$1,683
Deferred tax valuation allowances	$5,982	$338	—		$806	(C)	$7,126
2024
Reserves deducted from asset accounts:
Allowance for credit losses	$1,036	$1,485	$—		$—	(A)	$2,521
Deferred tax valuation allowances	$2,780	$686	$5,367	(D)	$(2,851)	(C), (E)	$5,982
2023
Reserves deducted from asset accounts:
Allowance for credit losses	$957	$79	$—		$—	(A)	$1,036
Deferred tax valuation allowances	$2,153	$6	$—		$(621)	(C)	$2,780

(A)Write-offs, net of recoveries and foreign exchange rate adjustments.
(B)Balances which are not required to be presented and those which are immaterial have been omitted.
(C)Foreign exchange rate adjustments.
(D)Opening balance sheet addition for the acquisition of HealthBeacon.
(E)The Company determined that the utilization of the assets associated with a portion of this valuation allowance are remote and have subsequently been written off.