Form 10-Q
period 2026-03-31
Hamilton Beach Brands Holding Co
filed 2026-05-06
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding as of May 1, 2026: 9,960,258
Number of shares of Class B Common Stock outstanding as of May 1, 2026: 3,585,472

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MARCH 31 2026	DECEMBER 31 2025	MARCH 31 2025
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$47,416	$47,313	$48,296
Trade receivables, net	89,280	110,535	82,331
Inventory	130,330	133,833	165,890
Prepaid expenses and other current assets	16,659	13,052	16,931
Total current assets	283,685	304,733	313,448
Property, plant and equipment, net	28,151	30,253	34,015
Right-of-use lease assets	33,502	34,614	37,961
Goodwill	7,099	7,099	7,099
Deferred income taxes	3,472	3,607	7,115
Other non-current assets	14,223	17,318	18,382
Total assets	$370,132	$397,624	$418,020
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$68,471	$86,376	$126,342
Accrued compensation	5,143	13,956	5,302
Accrued product returns	7,675	7,875	7,074
Lease liabilities	5,490	5,497	5,531
Other current liabilities	8,322	9,529	14,589
Total current liabilities	95,101	123,233	158,838
Revolving credit agreements	50,000	50,000	50,000
Lease liabilities, non-current	35,181	36,416	40,184
Other long-term liabilities	5,081	5,130	5,817
Total liabilities	185,363	214,779	254,839
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—	—
Class A Common stock	121	119	118
Class B Common stock	36	36	36
Capital in excess of par value	81,979	80,795	77,821
Treasury stock	(36,419)	(35,213)	(29,575)
Retained earnings	145,798	143,888	124,083
Accumulated other comprehensive loss	(6,746)	(6,780)	(9,302)
Total stockholders’ equity	184,769	182,845	163,181
Total liabilities and stockholders’ equity	$370,132	$397,624	$418,020

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2026	2025
	(In thousands, except per share data)
Revenue	$121,963	$133,372
Cost of sales	85,771	100,601
Gross profit	36,192	32,771
Selling, general and administrative expenses	31,224	30,458
Operating profit (loss)	4,968	2,313
Interest (income) expense, net	(78)	(72)
Other (income) expense, net	94	(149)
Income (loss) before income taxes	4,952	2,534
Income tax expense (benefit)	1,413	729
Net income (loss)	$3,539	$1,805

Basic and diluted earnings (loss) per share	$0.26	$0.13

Basic weighted average shares outstanding	13,571	13,769
Diluted weighted average shares outstanding	13,589	13,788

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2026	2025
	(In thousands)
Net income (loss)	$3,539	$1,805
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(290)	327
Cash flow hedging activity	289	(620)
Reclassification of hedging activities into earnings	41	(480)
Reclassification related to pension termination activity into earnings	—	46
Reclassification of pension adjustments into earnings	(6)	2
Total other comprehensive income (loss), net of tax	34	(725)
Comprehensive income (loss)	$3,573	$1,080

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2026	2025
	(In thousands)
Operating activities
Net income (loss)	$3,539	$1,805
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,614	1,225
Stock compensation expense	1,186	1,156
Other	225	(935)
Net changes in operating assets and liabilities:
Trade receivables	21,410	34,899
Inventory	3,127	(40,645)
Other assets	782	7,178
Accounts payable	(18,092)	22,031
Other liabilities	(11,487)	(20,094)
Net cash provided by (used for) operating activities	3,304	6,620
Investing activities
Expenditures for property, plant and equipment	(320)	(516)
Net cash provided by (used for) investing activities	(320)	(516)
Financing activities
Cash dividends paid	(1,629)	(1,585)
Purchase of treasury stock	(1,206)	(3,373)
Net cash provided by (used for) financing activities	(2,835)	(4,958)
Effect of exchange rate changes on cash and cash equivalents	(46)	626
Cash and cash equivalents
Increase (decrease) for the period	103	1,772
Balance at the beginning of the period	47,313	46,524
Balance at the end of the period	$47,416	$48,296

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands, except per share data)
Balance, January 1, 2026	$119	$36	$80,795	$(35,213)	$143,888	$(6,780)	$182,845
Net income (loss)	—	—	—	—	3,539	—	3,539
Issuance of common stock, net of conversions	2	—	(2)	—	—	—	—
Purchase of treasury stock	—	—	—	(1,206)	—	—	(1,206)
Share-based compensation expense	—	—	1,186	—	—	—	1,186
Cash dividends, $0.12 per share	—	—	—	—	(1,629)	—	(1,629)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1)	(1)
Reclassification adjustment to net income (loss)	—	—	—	—	—	35	35
Balance, March 31, 2026	$121	$36	$81,979	$(36,419)	$145,798	$(6,746)	$184,769

Balance, January 1, 2025	$115	$36	$76,668	$(26,202)	$123,863	$(8,577)	$165,903
Net income (loss)	—	—	—	—	1,805	—	1,805
Issuance of common stock, net of conversions	3	—	(3)	—	—	—	—
Purchase of treasury stock	—	—	—	(3,373)	—	—	(3,373)
Share-based compensation expense	—	—	1,156	—	—	—	1,156
Cash dividends, $0.115 per share	—	—	—	—	(1,585)	—	(1,585)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(293)	(293)
Reclassification adjustment to net income (loss)	—	—	—	—	—	(432)	(432)
Balance, March 31, 2025	$118	$36	$77,821	$(29,575)	$124,083	$(9,302)	$163,181

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Certain prior period amounts have been reclassified to conform to the current period classification. These reclassifications had no effect on the reported operating profit, net income, or stockholders’ equity.

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the remainder of the year as our revenue typically increases during the second half of the year and peaks during the fourth quarter due to the fall holiday-selling season. Accordingly, quarter-to-quarter comparisons of our past operating results are meaningful only when comparing equivalent time periods, if at all.

We maintain a $125.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires on December 13, 2029. We believe funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet our operating needs and commitments arising during the next twelve months.

Accounting Standards Adopted

Effective January 1, 2026, the Company adopted ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which amends Topic 326 for current accounts receivable and contract assets under Topic 606. Although the ASU introduces a practical expedient allowing entities to assume current conditions remain unchanged over the life of the asset, the Company did not elect this expedient and therefore continues to estimate expected credit losses using its existing allowance for credit losses methodology based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool, consistent with the pre-ASU framework. The adoption of ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements.” The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The amendments are effective for annual periods beginning after December 15, 2027, including interim periods within that annual period. The Company is currently evaluating the impact this ASU may have on our consolidated financial statement disclosures.

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

As of March 31, 2026, December 31, 2025 and March 31, 2025, the Company had $25.1 million, $29.9 million and $66.9 million, respectively, in outstanding payment obligations to the third-party financial institution that are presented in accounts payable on the Consolidated Balance Sheets. There is no requirement to provide assets pledged as security or other forms of guarantees under the agreement. The Company pays the third-party financial institution based upon the original payment terms negotiated with participating suppliers. The payment of these obligations by the Company is included in cash provided by operating activities in the Consolidated Statements of Cash Flows.

The agreement limits payment obligations owed by the Company but sold by participating suppliers to $65.0 million. Of the amounts owed by the Company referenced above that are presented in accounts payable, participating suppliers have sold $19.9 million, $21.8 million and $57.1 million, as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

NOTE 2—Transfer of Financial Assets
The Company has an arrangement with a financial institution to sell certain U.S. trade receivables of a single customer on a non-recourse basis. Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables. These transactions, which are accounted for as sold receivables, result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $4.3 million and $32.4 million of trade receivables during the three months ended March 31, 2026 and March 31, 2025, respectively, and $145.0 million during the year ended December 31, 2025. The decrease in derecognized trade receivables for the three months ended March 31, 2026 is due to the Company’s decision to transition away from the arrangement. The loss incurred on sold receivables in the Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows.

NOTE 3—Fair Value Disclosure

The following table presents the Company’s assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	MARCH 31 2026	DECEMBER 31 2025	MARCH 31 2025
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$974	$831	$979
Long-term	Other non-current assets	1,158	1,199	2,150
Foreign currency exchange contracts
Current	Prepaid expenses and other current assets	—	—	133
		$2,132	$2,030	$3,262
Liabilities:
Foreign currency exchange contracts
Current	Other current liabilities	—	126	41
		$—	$126	$41

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

The Company does not hold any Level 3 assets or liabilities and there were no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2026.

NOTE 4—Stockholders’ Equity

Capital Stock

The following table sets forth the Company’s authorized capital stock information:

	MARCH 31 2026	DECEMBER 31 2025	MARCH 31 2025
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000	70,000
Class A Common issued (1)(2)	12,064	11,870	11,797
Treasury Stock (3)	2,121	2,052	1,726
Class B Common stock, par value $0.01 per share, convertible into Class A Common stock on a one-for-one basis
Class B Common authorized	30,000	30,000	30,000
Class B Common issued (1)	3,585	3,587	3,601

(1) Class B Common converted to Class A Common were 2 and 2 shares during the three months ended March 31, 2026 and March 31, 2025, respectively.

(2) The Company issued Class A Common of 192 and 319 shares during the three months ended March 31, 2026 and March 31, 2025, respectively.

(3) On February 20, 2026 and February 21, 2025, a total of 14 and 39 mandatory cashless-exercise-award shares of Class A Common, respectively, were surrendered to the Company by the participants of our Executive Long-Term Equity Incentive Compensation Plan (the “Incentive Plan”) in order to satisfy the participants’ tax withholding obligations with respect to shares of Class A Common awarded under the Incentive Plan.

Stock Repurchase Program: In November 2025, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting January 1, 2026 and ending December 31, 2027. This program replaced the previous stock repurchase plan that started January 1, 2024 and ended December 31, 2025. During the three months ended March 31, 2026 and March 31, 2025, the Company repurchased 55,413 and 141,435 shares, respectively, at prevailing market prices for an aggregate purchase price of $0.9 million and $2.7 million, respectively. During the year ended December 31, 2025, the Company repurchased 467,804 shares for an aggregate purchase price of $8.3 million (excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022). As of March 31, 2026, the Company had $24.1 million remaining authorized for repurchase.

Additionally, during the three months ended March 31, 2026 and March 31, 2025, the Company withheld shares for tax payments due upon issuance of stock to employees under the Incentive Plan. During the three months ended March 31, 2026 and March 31, 2025, the Company repurchased 13,575 and 39,121 shares, respectively, for an aggregate purchase price of $0.3 million and $0.7 million, respectively, pursuant to the Incentive Plan.

The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three months ended March 31, 2026 and March 31, 2025 was 68,988 and 180,556 shares, respectively, for an aggregate purchase price of $1.2 million and $3.4 million, respectively.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

Balance, January 1, 2026	$(8,365)	$1,096	$489	$(6,780)
Other comprehensive income (loss)	(290)	383	—	93
Reclassification adjustment to net income (loss)	—	80	(6)	74
Tax effects	—	(133)	—	(133)
Balance, March 31, 2026	$(8,655)	$1,426	$483	$(6,746)

Balance, January 1, 2025	$(12,279)	$3,572	$130	$(8,577)
Other comprehensive income (loss)	327	(861)	—	(534)
Reclassification adjustment to net income (loss)	—	(654)	64	(590)
Tax effects	—	415	(16)	399
Balance, March 31, 2025	$(11,952)	$2,472	$178	$(9,302)

NOTE 5—Revenue

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services, which includes an estimate for variable consideration.

The Company’s warranty program to the consumer consists generally of an assurance-type limited warranty for electric appliances, with the majority of products having a warranty of one to three years. There is no guarantee to the consumer as the Company may repair or replace, at its discretion, products returned under warranty. Accordingly, the Company determined that no separate performance obligation exists.

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

Commercial product revenue consists of sales of products for restaurants, fast-food chains, bars and hotels. Approximately two-thirds of the Company’s commercial sales are in the U.S. and the remaining is in markets across the globe.

License revenue
From time to time, the Company enters into licensing agreements which grant the right to use certain of the Company’s intellectual property (“IP”) in connection with designing, manufacturing, distributing, advertising, promoting and selling the licensees’ products during the term of the agreement. The IP that is licensed generally consists of trademarks, trade names, patents, trade dress, logos and/or products (the “Licensed IP”). In exchange for granting the right to use the Licensed IP, the Company receives a royalty payment, which is a function of (1) the total net sales of products that use the Licensed IP and (2) the royalty percentage that is stated in the licensing agreement. The Company recognizes revenue at the later of when the subsequent sales occur or when the performance obligation is satisfied over time.

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

The following table sets forth Company’s revenue on a disaggregated basis for the three months ended March 31:

	THREE MONTHS ENDED MARCH 31
	2026	2025
Type of good or service:
Consumer products	$106,121	$117,335
Commercial products	11,925	12,292
Licensing	1,984	2,560
Leasing	1,933	1,185
Total revenues	$121,963	$133,372

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

Tariff matters (IEEPA)

On February 20, 2026, the United States Supreme Court (“Court”) issued a ruling that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the U.S. President to impose tariffs. The Court’s ruling invalidated tariffs previously implemented by the U.S. Presidential Administration pursuant to IEEPA. As a result of this ruling, the Company may be eligible for a refund of tariffs previously paid on imported goods. As the recoverability and timing of any such refund remains uncertain, the Company has not recognized a receivable and corresponding offset to expense or inventory as of March 31, 2026 and will not until such amounts are realized or realizable. The Company continues to monitor these developments and their potential impact on our results of operations.

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

As of March 31, 2026, December 31, 2025 and March 31, 2025, the Company had accrued undiscounted obligations of $2.9 million, $2.9 million and $3.4 million, respectively, for environmental investigation and remediation activities. The Company estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $1.1 million related to the environmental investigation and remediation at these sites. As of March 31, 2026, the Company has a $0.7 million asset associated with the reimbursement of costs associated with two sites.

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

The effective tax rate was 28.5% and 28.8% for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate remains consistent for the periods compared.

NOTE 8—Segment Information

The Company’s operations are managed and reported in two operating segments, each of which is a reportable segment for financial reporting purposes: (1) Home and Commercial Products and (2) Health. These segments are organized principally by product and service category. The Company’s reportable segments are determined based on (1) financial information reviewed by the chief operating decision maker “CODM”, (2) operational structure of the Company which is designed and managed to share resources across the entire suite of products offered by the business, and (3) the basis upon which the CODM makes resource allocation decisions. The CODM for both segments is the President and Chief Executive Officer of the Company. The CODM utilizes the segment operating profit (loss) to assess profitability and performance of actual results compared to forecasts.

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

	THREE MONTHS ENDED MARCH 31
	2026			2025
	Home and Commercial Products	Health	Total	Home and Commercial Products	Health	Total
Revenue	$119,611	$2,352	$121,963	$131,828	$1,544	$133,372

Less:
Cost of sales	85,193	578	85,771	100,226	375	100,601
Selling, general and administrative expenses	29,543	1,681	31,224	28,417	2,041	30,458
Segment profit (loss)	$4,875	$93	$4,968	$3,185	$(872)	$2,313

Reconciliation of segment profit or (loss)
Interest (income) expense, net			(78)			(72)
Other (income) expense, net			94			(149)
Income (loss) before income taxes			$4,952			$2,534

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except as noted and per share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management’s current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in these forward-looking statements are set forth below under the heading “Forward-Looking Statements.” Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Our operations are managed and reported in two operating segments, each of which is a reportable segment for financial reporting purposes: (1) Home and Commercial Products and (2) Health.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the Company’s critical accounting policies, refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as there have been no material changes from those disclosed in the Annual Report.

RESULTS OF OPERATIONS

The market for small electric household and specialty housewares appliances is fairly steady throughout the year; however, the Company’s revenue typically increases during the second half of the year and peaks during the fourth quarter due to the fall holiday-selling season.

First Quarter of 2026 Compared with First Quarter of 2025

	THREE MONTHS ENDED MARCH 31
					Increase / (Decrease)
	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Revenue	$121,963	100.0%	$133,372	100.0%	$(11,409)	(8.6)%
Cost of sales	85,771	70.3%	100,601	75.4%	(14,830)	(14.7)%
Gross profit	36,192	29.7%	32,771	24.6%	3,421	10.4%
Selling, general and administrative expenses	31,224	25.6%	30,458	22.8%	766	2.5%
Operating profit (loss)	4,968	4.1%	2,313	1.7%	2,655	114.8%
Interest (income) expense, net	(78)	(0.1)%	(72)	(0.1)%	(6)	8.3%
Other (income) expense, net	94	0.1%	(149)	(0.1)%	243	(163.1)%
Income (loss) before income taxes	4,952	4.1%	2,534	1.9%	2,418	95.4%
Income tax expense (benefit)	1,413	1.2%	729	0.5%	684	93.8%
Net income (loss)	$3,539	2.9%	$1,805	1.4%	$1,734	96.1%

Effective income tax rate	28.5%	28.8%

The following table identifies the components of the change in revenue:

Revenue
2025	$133,372
Increase (decrease) from:
Unit volume and product mix	(18,121)
Average sales price	4,651
Foreign currency	2,061
2026	$121,963

Revenue - Revenue decreased $11.4 million, or 8.6%, compared to the prior year due to lower volumes in the Company’s U.S. Consumer business.

Gross profit - Gross profit margin increased to 29.7% compared to 24.6% in the prior year due to favorable pricing and customer mix, partially offset by higher product costs. The margin improvement included a one-time benefit of 190 basis points related to the sell-through of inventory that was priced in anticipation of IEEPA tariffs that were eliminated following the Supreme Court’s ruling. This benefit is non-recurring and will not persist beyond the sell-through of the affected inventory.

Selling, general and administrative expenses (SG&A) - Selling, general and administrative expenses increased by $0.8 million compared to the prior year. The increase was primarily due to accelerated depreciation of the Company’s legacy enterprise resource planning (ERP) system, partially offset by the benefit of restructuring actions taken by management during the second quarter of the prior year.

Interest (income) expense, net - Interest income, net was $0.1 million for both the three months ended March 31, 2026 and 2025.

Other (income) expense, net - Other expense, net was $0.1 million for the three months ended March 31, 2026, compared to other income, net of $0.1 million for the three months ended March 31, 2025.

Income tax expense (benefit) - The effective tax rate was 28.5% and 28.8% for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate remains consistent for the periods compared.
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

The following table presents selected cash flow information:

	THREE MONTHS ENDED MARCH 31
	2026	2025
Net cash provided by (used for) operating activities	$3,304	$6,620
Net cash provided by (used for) investing activities	$(320)	$(516)
Net cash provided by (used for) financing activities	$(2,835)	$(4,958)

Operating activities - Net cash provided by operating activities was $3.3 million, compared to cash provided of $6.6 million in the prior year, representing a decline of $3.3 million. The decline was primarily driven by higher net working capital, including a planned increase in accounts receivable following the Company’s decision to transition away from our arrangement with a financial institution to sell certain U.S. trade receivables of a single customer on a non-recourse basis which shifted the timing of cash receipts. This was partially offset by lower incentive payout compared to 2025.

Investing activities - Net cash used for investing activities decreased $0.2 million compared to the prior year.

Financing activities - Net cash used for financing activities decreased $2.1 million compared to the prior year due to lower share repurchases during the first three months of 2026.

Capital Resources

HBB does not expect to make voluntary repayments within the next twelve months under the HBB Facility as the rate of return to invest excess cash exceeds the average interest rate of the HBB Facility. A material decrease in interest rates could cause HBB to re-evaluate. The obligations under the HBB Facility are secured by all of HBB’s U.S. assets. As of March 31, 2026, the borrowing base under the HBB Facility was $103.9 million and borrowings outstanding were $50.0 million. As of March 31, 2026, Excess Availability (as defined in the HBB Facility) was $53.9 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables and inventory of HBB. As of March 31, 2026, interest on outstanding loans under the HBB Facility accrues at a per annum rate equal to, at HBB’s option, either Term Secured Overnight Financing Rate (SOFR) (as defined in the HBB Facility) plus 1.65% or the Base Rate (as defined in the HBB Facility) plus 0.00%. As of March 31, 2026, the HBB Facility requires a fee of 0.20% per annum on the unused commitment thereunder. The weighted average interest rate applicable to the HBB Facility for the three months ended March 31, 2026 was 3.24% (after giving effect to the interest rate swap agreements described below).

To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. We have interest rate swaps with notional values totaling $50.0 million as of March 31, 2026 at an average fixed interest rate of 1.59%.

The HBB Facility contains customary representations and warranties, events of default and covenants, including, among other things, covenants applicable to HBB and its subsidiaries limiting indebtedness, liens, investments, dispositions and restricted payments. Additionally, if Excess Availability is less than $15.0 million at any time, the HBB Facility will require that HBB maintain a minimum Fixed Charge Coverage Ratio (as defined in the HBB Facility) of 1.00 to 1.00 until Excess Availability is greater than or equal to $15.0 million for 30 consecutive days. As of March 31, 2026, we were in compliance with all applicable financial covenants in the HBB Facility.
The Company has an arrangement with a financial institution to sell certain U.S. trade receivables of a single customer on a non-recourse basis. See Note 2 - Transfer of Financial Assets included in the unaudited consolidated financial statements contained in Part I of this Form 10-Q.
Contractual Obligations, Contingent Liabilities and Commitments

For a summary of the Company’s contractual obligations, contingent liabilities and commitments, refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Contingent Liabilities and Commitments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as there have been no material changes from those disclosed in the Annual Report.

Off Balance Sheet Arrangements

For a summary of the Company’s off balance sheet arrangements, refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as there have been no material changes from those disclosed in the Annual Report.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include, without limitation: (1) uncertain or unfavorable global economic conditions and impacts from tariffs, inflation, rising interest rates, recessions or economic slowdowns; (2) changes in costs, including transportation costs and tariffs, of sourced products; (3) the Company’s ability to source and ship products to meet anticipated demand; (4) changes in or unavailability of quality or cost effective suppliers; (5) the Company’s ability to successfully manage constraints throughout the global transportation supply chain; (6) delays in delivery of sourced products; (7) changes in the sales prices, product mix or levels of consumer purchases of small electric household and specialty housewares appliances; (8) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers; (9) bankruptcy of or loss of major retail customers or suppliers; (10) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which the Company operates or buys and/or sells products; (11) the impact of tariffs on customer purchasing patterns; (12) customer acceptance of price increases or delays in the development of new products; (13) product liability, regulatory actions or other litigation, warranty claims or returns of products; (14) increased competition, including consolidation within the industry; (15) changes in customers’ inventory management strategies; (16) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the level of customer purchases of the Company’s products; (17) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation; (18) the Company’s ability to identify, acquire or develop, and successfully integrate, new businesses or new product lines; and (19) other risk factors, including those described in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, the Annual Report on Form 10-K for the year ended December 31, 2025. Furthermore, the future impact of unfavorable economic conditions, including inflation, changing interest rates, availability of capital markets and consumer spending rates remains uncertain. In uncertain economic environments, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, results of operations, cash flows and financial position.

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

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. We assume that a loss in fair value is an increase in our receivables. The fair value of our interest rate swap agreements was an asset of $2.1 million as of March 31, 2026. A hypothetical 10% relative decrease in interest rates would cause a decrease of $0.1 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% relative increase in interest rates would cause an increase of $0.1 million in the fair value of interest rate swap agreements. Neither would have a material impact on the Company’s interest income for the three months ended March 31, 2026.

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

We have historically used forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require us to buy or sell the functional currency in which the applicable subsidiary operates and buy or sell U.S. dollars at rates agreed to at the inception of the contracts. As of March 31, 2026, we do not have any foreign currency exchange rate contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Company management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified during the quarter ended March 31, 2026, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
The information required by this Item 1 is set forth in Note 6 – Contingencies included in the unaudited consolidated financial statements contained in Part I of this Form 10-Q and is hereby incorporated herein by reference to such information.

Item 1A    Risk Factors
There are no material changes to the risk factors for the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 January 1 to 31, 2026	6,000	$16.49	6,000	$24,901,036
Month #2 February 1 to 28, 2026	13,575	$—	—	$24,901,036
Month #3 March 1 to 31, 2026	49,413	$17.08	49,413	$24,057,301
	68,988	$17.01	55,413	$24,057,301

(1) In November 2025, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting January 1, 2026 and ending December 31, 2027.

(2) Of the repurchases made in February, 13,575 shares represent Class A Common of the Company that were withheld for tax payments due upon issuance of Class A Common to employees under the Incentive Plan. These shares were repurchased at an average price of $19.40. There were no shares withheld for tax payments in January or March.

(3) Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

During the three months ended March 31, 2026 and March 31, 2025, the Company repurchased 55,413 and 141,435 shares, respectively, at prevailing market prices for an aggregate purchase price of $0.9 million and $2.7 million, respectively. During the year ended December 31, 2025, the Company repurchased 467,804 shares for an aggregate purchase price of $8.3 million (excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022).

Additionally, during the three months ended March 31, 2026 and March 31, 2025, the Company withheld shares for tax payments due upon issuance of stock to employees under the Incentive Plan. During the three months ended March 31, 2026 and March 31, 2025, the Company repurchased 13,575 and 39,121 shares, respectively, for an aggregate purchase price of $0.3 million and $0.7 million, respectively, pursuant to the Incentive Plan.

The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three months ended March 31, 2026 and March 31, 2025 was 68,988 and 180,556 shares, respectively, for an aggregate purchase price of $1.2 million and $3.4 million, respectively.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None of the Company’s directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended March 31, 2026.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1*
Amendment to Consulting Agreement between Alfred M. Rankin, Jr. and Hamilton Beach Brands Holding Company, dated as of December 11, 2025, effective January 1, 2026 is incorporated by reference to Exhibit 10.31 to Hamilton Beach Brands Holding Company's Annual Report on Form 10-K, filed by the Company on February 25, 2026, Commission File Number 001-38214.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	May 6, 2026	/s/ Sally M. Cunningham
Sally M. Cunningham
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)