Form 10-Q
period 2026-06-30
Hamilton Beach Brands Holding Co
filed 2026-08-05
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding as of July 31, 2026: 9,858,179
Number of shares of Class B Common Stock outstanding as of July 31, 2026: 3,584,153

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	JUNE 30 2026	DECEMBER 31 2025	JUNE 30 2025
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$101,469	$47,313	$11,338
Trade receivables, net	99,097	110,535	74,093
Inventory	115,125	133,833	160,357
Prepaid expenses and other current assets	14,434	13,052	14,318
Total current assets	330,125	304,733	260,106
Property, plant and equipment, net	25,534	30,253	33,464
Right-of-use lease assets	32,557	34,614	36,956
Goodwill	7,099	7,099	7,099
Deferred income taxes	3,520	3,607	7,513
Other non-current assets	12,451	17,318	18,666
Total assets	$411,286	$397,624	$363,804
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$69,674	$86,376	$76,275
Accrued compensation	8,930	13,956	7,127
Accrued product returns	7,907	7,875	7,072
Lease liabilities	5,560	5,497	5,568
Other current liabilities	13,282	9,529	9,450
Total current liabilities	105,353	123,233	105,492
Revolving credit agreements	50,000	50,000	50,000
Lease liabilities, non-current	34,030	36,416	38,988
Other long-term liabilities	5,169	5,130	5,349
Total liabilities	194,552	214,779	199,829
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—	—
Class A Common stock	121	119	118
Class B Common stock	36	36	36
Capital in excess of par value	83,389	80,795	78,673
Treasury stock	(38,376)	(35,213)	(33,549)
Retained earnings	177,821	143,888	126,919
Accumulated other comprehensive loss	(6,257)	(6,780)	(8,222)
Total stockholders’ equity	216,734	182,845	163,975
Total liabilities and stockholders’ equity	$411,286	$397,624	$363,804

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2026	2025	2026	2025
	(In thousands, except per share data)		(In thousands, except per share data)
Revenue	$142,632	$127,770	$264,595	$261,142
Cost of sales	65,136	92,639	150,907	193,240
Gross profit	77,496	35,131	113,688	67,902
Selling, general and administrative expenses	34,290	29,183	65,514	59,641
Operating profit (loss)	43,206	5,948	48,174	8,261
Interest (income) expense, net	(1,264)	121	(1,342)	49
Other (income) expense, net	(160)	(182)	(66)	(331)
Income (loss) before income taxes	44,630	6,009	49,582	8,543
Income tax expense (benefit)	10,922	1,556	12,335	2,285
Net income (loss)	$33,708	$4,453	$37,247	$6,258

Basic earnings (loss) per share	$2.50	$0.33	$2.75	$0.46

Diluted earnings (loss) per share	$2.49	$0.33	$2.75	$0.46

Basic weighted average shares outstanding	13,496	13,516	13,534	13,642
Diluted weighted average shares outstanding	13,512	13,534	13,551	13,661

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Net income (loss)	$33,708	$4,453	$37,247	$6,258
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	409	2,660	119	2,987
Cash flow hedging activity	275	(1,115)	564	(1,735)
Reclassification of hedging activities into earnings	(193)	(472)	(152)	(952)
Reclassification related to pension termination activity into earnings	—	2	—	48
Reclassification of pension adjustments into earnings	(2)	5	(8)	7
Total other comprehensive income (loss), net of tax	489	1,080	523	355
Comprehensive income (loss)	$34,197	$5,533	$37,770	$6,613

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30
	2026	2025
	(In thousands)
Operating activities
Net income (loss)	$37,247	$6,258
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	5,406	2,518
Stock compensation expense	2,596	2,008
Other	395	(1,294)
Net changes in operating assets and liabilities:
Trade receivables	11,835	44,391
Inventory	18,274	(33,599)
Other assets	6,500	10,856
Accounts payable	(16,964)	(27,950)
Other liabilities	(3,746)	(26,961)
Net cash provided by (used for) operating activities	61,543	(23,773)
Investing activities
Expenditures for property, plant and equipment	(895)	(1,466)
Net cash provided by (used for) investing activities	(895)	(1,466)
Financing activities
Cash dividends paid	(3,314)	(3,202)
Purchase of treasury stock	(3,163)	(7,347)
Net cash provided by (used for) financing activities	(6,477)	(10,549)
Effect of exchange rate changes on cash and cash equivalents	(15)	602
Cash and cash equivalents
Increase (decrease) for the period	54,156	(35,186)
Balance at the beginning of the period	47,313	46,524
Balance at the end of the period	$101,469	$11,338

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands, except per share data)
Balance, January 1, 2026	$119	$36	$80,795	$(35,213)	$143,888	$(6,780)	$182,845
Net income (loss)	—	—	—	—	3,539	—	3,539
Issuance of common stock, net of conversions	2	—	(2)	—	—	—	—
Purchase of treasury stock	—	—	—	(1,206)	—	—	(1,206)
Share-based compensation expense	—	—	1,186	—	—	—	1,186
Cash dividends, $0.12 per share	—	—	—	—	(1,629)	—	(1,629)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1)	(1)
Reclassification adjustment to net income (loss)	—	—	—	—	—	35	35
Balance, March 31, 2026	121	36	81,979	(36,419)	145,798	(6,746)	184,769
Net income (loss)	—	—	—	—	33,708	—	33,708
Purchase of treasury stock	—	—	—	(1,957)	—	—	(1,957)
Share-based compensation expense	—	—	1,410	—	—	—	1,410
Cash dividends, $0.125 per share	—	—	—	—	(1,685)	—	(1,685)
Other comprehensive income (loss), net of tax	—	—	—	—	—	684	684
Reclassification adjustment to net income (loss)	—	—	—	—	—	(195)	(195)
Balance, June 30, 2026	$121	$36	$83,389	$(38,376)	$177,821	$(6,257)	$216,734

Balance, January 1, 2025	$115	$36	$76,668	$(26,202)	$123,863	$(8,577)	$165,903
Net income (loss)	—	—	—	—	1,805	—	1,805
Issuance of common stock, net of conversions	3	—	(3)	—	—	—	—
Purchase of treasury stock	—	—	—	(3,373)	—	—	(3,373)
Share-based compensation expense	—	—	1,156	—	—	—	1,156
Cash dividends, $0.115 per share	—	—	—	—	(1,585)	—	(1,585)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(293)	(293)
Reclassification adjustment to net income (loss)	—	—	—	—	—	(432)	(432)
Balance, March 31, 2025	118	36	77,821	(29,575)	124,083	(9,302)	163,181
Net income (loss)	—	—	—	—	4,453	—	4,453
Purchase of treasury stock	—	—	—	(3,974)	—	—	(3,974)
Share-based compensation expense	—	—	852	—	—	—	852
Cash dividends, $0.12 per share	—	—	—	—	(1,617)	—	(1,617)
Other comprehensive income (loss), net of tax	—	—	—	—	—	1,545	1,545
Reclassification adjustment to net income (loss)	—	—	—	—	—	(465)	(465)
Balance, June 30, 2025	$118	$36	$78,673	$(33,549)	$126,919	$(8,222)	$163,975

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the remainder of the year as our revenue typically increases during the second half of the year and peaks during the fourth quarter due to the fall holiday-selling season. Accordingly, quarter-to-quarter comparisons of our past operating results are meaningful only when comparing equivalent time periods, if at all.

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

As of June 30, 2026, December 31, 2025 and June 30, 2025, the Company had $26.5 million, $29.9 million and $35.8 million, respectively, in outstanding payment obligations to the third-party financial institution that are presented in accounts payable on the Consolidated Balance Sheets. There is no requirement to provide assets pledged as security or other forms of guarantees under the agreement. The Company pays the third-party financial institution based upon the original payment terms negotiated with participating suppliers. The payment of these obligations by the Company is included in cash provided by operating activities in the Consolidated Statements of Cash Flows.

The agreement limits payment obligations owed by the Company but sold by participating suppliers to $65.0 million. Of the amounts owed by the Company referenced above that are presented in accounts payable, participating suppliers have sold $20.1 million, $21.8 million and $32.0 million, as of June 30, 2026, December 31, 2025 and June 30, 2025, respectively.

NOTE 2—Transfer of Financial Assets
The Company has an arrangement with a financial institution to sell certain U.S. trade receivables of a single customer on a non-recourse basis. Under the terms of the agreement, the Company receives cash proceeds and retains no rights or interest and has no obligations with respect to the sold receivables. These transactions, which are accounted for as sold receivables, result in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $0.0 million and $4.3 million of trade receivables during the three and six months ended June 30, 2026, respectively, $34.2 million and $66.6 million during the three and six months ended June 30, 2025, respectively, and $145.0 million during the year ended December 31, 2025. The decrease in derecognized trade receivables for the three and six months ended June 30, 2026 is due to the Company’s decision to transition away from the arrangement. The loss incurred on sold receivables in the Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows.

NOTE 3—Fair Value Disclosure

The following table presents the Company’s assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	JUNE 30 2026	DECEMBER 31 2025	JUNE 30 2025
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$1,151	$831	$864
Long-term	Other non-current assets	1,091	1,199	1,674
		$2,242	$2,030	$2,538
Liabilities:
Foreign currency exchange contracts
Current	Other current liabilities	—	126	1,223
		$—	$126	$1,223

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

The Company does not hold any Level 3 assets or liabilities and there were no transfers into or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2026.

NOTE 4—Stockholders’ Equity

Capital Stock

The following table sets forth the Company’s authorized capital stock information:

	JUNE 30 2026	DECEMBER 31 2025	JUNE 30 2025
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000	70,000
Class A Common issued (1)(2)	12,083	11,870	11,821
Treasury Stock (3)	2,219	2,052	1,941
Class B Common stock, par value $0.01 per share, convertible into Class A Common stock on a one-for-one basis
Class B Common authorized	30,000	30,000	30,000
Class B Common issued (1)	3,584	3,587	3,596

(1) Class B Common converted to Class A Common were 1 and 3 shares during the three and six months ended June 30, 2026, respectively, and 5 and 7 shares during the three and six months ended June 30, 2025, respectively.

(2) The Company issued Class A Common of 18 and 210 shares during the three and six months ended June 30, 2026, respectively, and 19 and 338 shares during the three and six months ended June 30, 2025, respectively.

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

Stock Repurchase Program: In November 2025, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting January 1, 2026 and ending December 31, 2027. This program replaced the previous stock repurchase plan that started January 1, 2024 and ended December 31, 2025. During the three and six months ended June 30, 2026, the Company repurchased 97,869 and 153,282 shares at prevailing market prices for an aggregate purchase price of $2.0 million and $2.9 million, respectively. During the three and six months ended June 30, 2025, the Company repurchased 215,297 and 356,732 shares at prevailing market prices for an aggregate purchase price of $4.0 million and $6.7 million, respectively. During the year ended December 31, 2025, the Company repurchased 467,804 shares for an aggregate purchase price of $8.3 million. As of June 30, 2026, the Company had $22.1 million remaining authorized for repurchase.

Additionally, during the six months ended June 30, 2026 and June 30, 2025, the Company withheld shares for tax payments due upon issuance of stock to employees under the Incentive Plan. During the six months ended June 30, 2026 and June 30, 2025, the Company repurchased 13,575 and 39,121 shares, respectively, for an aggregate purchase price of $0.3 million and $0.7 million, respectively, pursuant to the Incentive Plan. There were no shares repurchased pursuant to the Incentive Plan during the three months ended June 30, 2026 and June 30, 2025.

The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three and six months ended June 30, 2026 was 97,869 and 166,857 shares, respectively, for an aggregate purchase price of $2.0 million and $3.2 million, respectively. The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three and six months ended June 30, 2025 was 215,297 and 395,853 shares, respectively, for an aggregate purchase price of $4.0 million and $7.4 million, respectively.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

Balance, January 1, 2026	$(8,365)	$1,096	$489	$(6,780)
Other comprehensive income (loss)	(290)	383	—	93
Reclassification adjustment to net income (loss)	—	80	(6)	74
Tax effects	—	(133)	—	(133)
Balance, March 31, 2026	(8,655)	1,426	483	(6,746)
Other comprehensive income (loss)	409	364	—	773
Reclassification adjustment to net income (loss)	—	(254)	(2)	(256)
Tax effects	—	(28)	—	(28)
Balance, June 30, 2026	$(8,246)	$1,508	$481	$(6,257)

Balance, January 1, 2025	$(12,279)	$3,572	$130	$(8,577)
Other comprehensive income (loss)	327	(861)	—	(534)
Reclassification adjustment to net income (loss)	—	(654)	64	(590)
Tax effects	—	415	(16)	399
Balance, March 31, 2025	(11,952)	2,472	178	(9,302)
Other comprehensive income (loss)	2,660	(1,567)	—	1,093
Reclassification adjustment to net income (loss)	—	(637)	7	(630)
Tax effects	—	617	—	617
Balance, June 30, 2025	$(9,292)	$885	$185	$(8,222)

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

The following table sets forth Company’s revenue on a disaggregated basis for the three and six months ended June 30:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2026	2025	2026	2025
Type of good or service:
Consumer products	$122,201	$109,608	$228,321	$226,943
Commercial products	16,296	14,643	28,221	26,935
Licensing	2,152	2,208	4,136	4,768
Leasing	1,983	1,311	3,917	2,496
Total revenues	$142,632	$127,770	$264,595	$261,142

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

Tariff matters (IEEPA)

On February 20, 2026, the United States Supreme Court (“Court”) issued a ruling that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the U.S. President to impose tariffs. The Court’s ruling invalidated tariffs previously implemented by the U.S. Presidential Administration pursuant to IEEPA (“IEEPA Ruling”). As a result of this ruling, the Company began filing refund claims through the U.S. Customs and Border Protection’s (“CBP”) Consolidated Administration and Processing of Entries (“CAPE”) system. The Company has elected to apply a gain contingency model to account for potential recoveries of previously paid IEEPA tariffs (“IEEPA Tariff Refunds”) and any related interest received. Under this model, a gain contingency is not recognized in the consolidated financial statements until the gain is realized or realizable. Any remaining recovery, when recognized, would be reflected as a reduction of inventory to the extent the related goods remain on hand, or as a reduction of cost of sales for amounts related to goods already sold. As of June 30, 2026 the Company has received $36.5 million of IEEPA Tariff Refunds and recognized such refunds as a reduction of cost of sales in the Consolidated Statements of Operations for both the three and six months ended June 30, 2026. The Company has also received $1.2 million of interest associated with the IEEPA Tariff Refunds and recognized this within interest (income) expense, net in the Consolidated Statements of Operations for both the three and six months ended June 30, 2026.

Environmental matters

The Company is investigating or remediating historical environmental contamination at some current and former sites operated by the Company or by businesses the Company has acquired. The estimate of future investigation and remediation costs is primarily based on variables associated with site clean-up, including, but not limited to, physical characteristics of the site, the nature and extent of the contamination and applicable regulatory programs and remediation standards. The Company continues to monitor environmental matters and as of June 30, 2026, management has determined that such obligations are not material to the Company’s financial position, results of operations, or cash flows.

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

The effective tax rate was 24.5% and 25.9% for the three months ended June 30, 2026 and 2025, respectively, and 24.9% and 26.7% for the six months ended June 30, 2026 and 2025, respectively. The lower effective tax rates in 2026 for both periods were due to changes in the jurisdictional mix of earnings and a reduction in foreign losses subject to a valuation allowance.

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

	THREE MONTHS ENDED JUNE 30
	2026			2025
	Home and Commercial Products	Health	Total	Home and Commercial Products	Health	Total
Revenue	$140,172	$2,460	$142,632	$126,072	$1,698	$127,770

Less:
Cost of sales	64,579	557	65,136	92,149	490	92,639
Selling, general and administrative expenses	32,485	1,805	34,290	27,111	2,072	29,183
Segment profit (loss)	$43,108	$98	$43,206	$6,812	$(864)	$5,948

Reconciliation of segment profit or (loss)
Interest (income) expense, net			(1,264)			121
Other (income) expense, net			(160)			(182)
Income (loss) before income taxes			$44,630			$6,009

	SIX MONTHS ENDED JUNE 30
	2026			2025
	Home and Commercial Products	Health	Total	Home and Commercial Products	Health	Total
Revenue	$259,783	$4,812	$264,595	$257,900	$3,242	$261,142

Less:
Cost of sales	149,772	1,135	150,907	192,375	865	193,240
Selling, general and administrative expenses	62,028	3,486	65,514	55,528	4,113	59,641
Segment profit (loss)	$47,983	$191	$48,174	$9,997	$(1,736)	$8,261

Reconciliation of segment profit or (loss)
Interest (income) expense, net			(1,342)			49
Other (income) expense, net			(66)			(331)
Income (loss) before income taxes			$49,582			$8,543

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

Second Quarter of 2026 Compared with Second Quarter of 2025

	THREE MONTHS ENDED JUNE 30
					Increase / (Decrease)
	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Revenue	$142,632	100.0%	$127,770	100.0%	$14,862	11.6%
Cost of sales	65,136	45.7%	92,639	72.5%	(27,503)	(29.7)%
Gross profit	77,496	54.3%	35,131	27.5%	42,365	120.6%
Selling, general and administrative expenses	34,290	24.0%	29,183	22.8%	5,107	17.5%
Operating profit (loss)	43,206	30.3%	5,948	4.7%	37,258	626.4%
Interest (income) expense, net	(1,264)	(0.9)%	121	0.1%	(1,385)	(1,144.6)%
Other (income) expense, net	(160)	(0.1)%	(182)	(0.1)%	22	(12.1)%
Income (loss) before income taxes	44,630	31.3%	6,009	4.7%	38,621	642.7%
Income tax expense (benefit)	10,922	7.7%	1,556	1.2%	9,366	601.9%
Net income (loss)	$33,708	23.6%	$4,453	3.5%	$29,255	657.0%

Effective income tax rate	24.5%	25.9%

The following table identifies the components of the change in revenue:

Revenue
2025	$127,770
Increase (decrease) from:
Unit volume and product mix	9,327
Average sales price	4,039
Foreign currency	1,496
2026	$142,632

Revenue - Revenue increased $14.9 million, or 11.6%, compared to the prior year due to higher volumes in the Company’s U.S. Consumer business reflecting recovery from the second quarter of 2025 when retailers paused buying to assess inventory levels and price increases flowing from IEEPA tariffs implemented in April 2025.

Gross profit - Gross profit margin increased to 54.3% compared to 27.5% in the prior year. The significant improvement in gross profit margin included one-time benefits related to the IEEPA Tariff Ruling. These benefits consist of IEEPA Tariff Refunds of $36.5 million, as well as continued sell-through of inventory no longer subject to IEEPA tariffs. These benefits are non-recurring and will not persist beyond the sell-through of the affected inventory. Excluding these benefits, gross profit margin would have been 26.1%.

Selling, general and administrative expenses (SG&A) - Selling, general and administrative expenses increased $5.1 million compared to the prior year. The increase was primarily due to higher incentive related personnel costs, as the prior year reflected lower expected performance. The current period also includes $1.4 million accelerated depreciation of the Company’s legacy enterprise resource planning (ERP) system.

Interest (income) expense, net - Interest income, net was $1.3 million for the three months ended June 30, 2026, compared to interest expense, net of $0.1 million in the prior period due to interest income on IEEPA Tariff Refunds.

Other (income) expense, net - Other income, net was $0.2 million for both the three months ended June 30, 2026 and 2025.

Income tax expense (benefit) - The effective tax rate was 24.5% and 25.9% for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate was lower for the three months ended June 30, 2026 due to changes in the jurisdictional mix of earnings and a reduction in foreign losses subject to a valuation allowance.

First Six Months of 2026 Compared with First Six Months of 2025

	SIX MONTHS ENDED JUNE 30
	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Revenue	$264,595	100.0%	$261,142	100.0%	$3,453	1.3%
Cost of sales	150,907	57.0%	193,240	74.0%	(42,333)	(21.9)%
Gross profit	113,688	43.0%	67,902	26.0%	45,786	67.4%
Selling, general and administrative expenses	65,514	24.8%	59,641	22.8%	5,873	9.8%
Operating profit (loss)	48,174	18.2%	8,261	3.2%	39,913	483.1%
Interest (income) expense, net	(1,342)	(0.5)%	49	—%	(1,391)	(2,838.8)%
Other (income) expense, net	(66)	—%	(331)	(0.1)%	265	(80.1)%
Income (loss) before income taxes	49,582	18.7%	8,543	3.3%	41,039	480.4%
Income tax expense (benefit)	12,335	4.7%	2,285	0.9%	10,050	439.8%
Net income (loss)	$37,247	14.1%	$6,258	2.4%	$30,989	495.2%

Effective income tax rate	24.9%	26.7%

The following table identifies the components of the change in revenue:

Revenue
2025	$261,142
Increase (decrease) from:
Unit volume and product mix	(12,052)
Average sales price	11,948
Foreign currency	3,557
2026	$264,595

Revenue - Revenue increased $3.5 million, or 1.3%, compared to the prior year as pricing offset volume and mix pressure in the U.S. Consumer business, while growth in the Commercial and Health businesses and favorable foreign currency translation drove the overall increase.

Gross profit - Gross profit margin increased to 43.0% compared to 26.0% in the prior year. The significant improvement in gross margin included one-time benefits related to the IEEPA Tariff Ruling. These benefits consist of IEEPA Tariff Refunds of $36.5 million received in the second quarter, as well as continued sell-through of inventory no longer subject to IEEPA tariffs. These benefits are non-recurring and will not persist beyond the sell-through of the affected inventory. Excluding these benefits, gross profit margin would have been 26.9%.

Selling, general and administrative expenses (SG&A) - Selling, general and administrative expenses increased $5.9 million compared to the prior year. The increase was primarily due to higher incentive related personnel costs, as the prior year reflected lower expected performance. The current period also includes $2.8 million accelerated depreciation of the Company’s legacy ERP system.

Interest (income) expense, net - Interest income, net was $1.3 million for the six months ended June 30, 2026, compared to interest expense, net of $49 thousand for the six months ended June 30, 2025 due to interest income on the IEEPA Tariff Refunds in the second quarter of 2026.

Other (income) expense, net - Other income, net was $0.1 million for the six months ended June 30, 2026 compared to other income, net of $0.3 million for the six months ended June 30, 2025.

Income tax expense (benefit) - The effective tax rate was 24.9% compared to 26.7% in the prior six month period. The effective tax rate was lower for the six months ended June 30, 2026 due to changes in the jurisdictional mix of earnings and a reduction in foreign losses subject to a valuation allowance.
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

The following table presents selected cash flow information:

	SIX MONTHS ENDED JUNE 30
	2026	2025
Net cash provided by (used for) operating activities	$61,543	$(23,773)
Net cash provided by (used for) investing activities	$(895)	$(1,466)
Net cash provided by (used for) financing activities	$(6,477)	$(10,549)

Operating activities - Net cash provided by operating activities was $61.5 million, compared to cash used of $23.8 million in the prior year, representing an increase of $85.3 million. The increase was primarily driven by the aforementioned IEEPA refunds and lower working capital mainly due to reduced inventory levels as the prior year included accelerated purchases ahead of tariff uncertainty and lower sell through. The 2025 period also included higher incentive compensation and tax payments related to the prior year.

Investing activities - Net cash used for investing activities decreased $0.6 million compared to the prior year.

Financing activities - Net cash used for financing activities decreased $4.1 million compared to the prior year due to lower share repurchases during the first six months of 2026.

Capital Resources

The obligations under the HBB Facility are secured by all of HBB’s U.S. assets. As of June 30, 2026, the borrowing base under the HBB Facility was $104.3 million and borrowings outstanding were $50.0 million. As of June 30, 2026, Excess Availability (as defined in the HBB Facility) was $54.3 million. The Company may repay outstanding debt from time to time depending on market conditions, cash flow generation, and other factors.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables and inventory of HBB. As of June 30, 2026, interest on outstanding loans under the HBB Facility accrues at a per annum rate equal to, at HBB’s option, either Term Secured Overnight Financing Rate (SOFR) (as defined in the HBB Facility) plus 1.65% or the Base Rate (as defined in the HBB Facility) plus 0.00%. As of June 30, 2026, the HBB Facility requires a fee of 0.20% per annum on the unused commitment thereunder. The weighted average interest rate applicable to the HBB Facility for the six months ended June 30, 2026 was 3.26% (after giving effect to the interest rate swap agreements described below).

To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. We have interest rate swaps with notional values totaling $50.0 million as of June 30, 2026 at an average fixed interest rate of 1.59%.

The HBB Facility contains customary representations and warranties, events of default and covenants, including, among other things, covenants applicable to HBB and its subsidiaries limiting indebtedness, liens, investments, dispositions and restricted payments. Additionally, if Excess Availability is less than $15.0 million at any time, the HBB Facility will require that HBB maintain a minimum Fixed Charge Coverage Ratio (as defined in the HBB Facility) of 1.00 to 1.00 until Excess Availability is greater than or equal to $15.0 million for 30 consecutive days. As of June 30, 2026, we were in compliance with all applicable financial covenants in the HBB Facility.
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

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. We assume that a loss in fair value is an increase in our receivables. The fair value of our interest rate swap agreements was an asset of $2.2 million as of June 30, 2026. A hypothetical 10% relative decrease in interest rates would cause a decrease of $0.1 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% relative increase in interest rates would cause an increase of $0.1 million in the fair value of interest rate swap agreements. Neither would have a material impact on the Company’s interest income for the six months ended June 30, 2026.

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

We have historically used forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require us to buy or sell the functional currency in which the applicable subsidiary operates and buy or sell U.S. dollars at rates agreed to at the inception of the contracts. As of June 30, 2026, we do not have any foreign currency exchange rate contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Company management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified during the quarter ended June 30, 2026, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 April 1 to 30, 2026	33,513	$20.16	33,513	$23,381,768
Month #2 May 1 to 31, 2026	32,855	$19.63	32,855	$22,736,699
Month #3 June 1 to 30, 2026	31,501	$20.20	31,501	$22,100,519
	97,869	$19.99	97,869	$22,100,519

(1) In November 2025, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting January 1, 2026 and ending December 31, 2027.

(2) Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

During the three and six months ended June 30, 2026, the Company repurchased 97,869 and 153,282 shares at prevailing market prices for an aggregate purchase price of $2.0 million and $2.9 million, respectively. During the three and six months ended June 30, 2025, the Company repurchased 215,297 and 356,732 shares at prevailing market prices for an aggregate purchase price of $4.0 million and $6.7 million, respectively. During the year ended December 31, 2025, the Company repurchased 467,804 shares for an aggregate purchase price of $8.3 million.

Additionally, during the six months ended June 30, 2026 and June 30, 2025, the Company withheld shares for tax payments due upon issuance of stock to employees under the Incentive Plan. During the six months ended June 30, 2026 and June 30, 2025, the Company repurchased 13,575 and 39,121 shares, respectively, for an aggregate purchase price of $0.3 million and $0.7 million, respectively, pursuant to the Incentive Plan. There were no shares repurchased pursuant to the Incentive Plan during the three months ended June 30, 2026 and June 30, 2025.

The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three and six months ended June 30, 2026 was 97,869 and 166,857 shares, respectively, for an aggregate purchase price of $2.0 million and $3.2 million, respectively. The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three and six months ended June 30, 2025 was 215,297 and 395,853 shares, respectively, for an aggregate purchase price of $4.0 million and $7.4 million, respectively.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None of the Company’s directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended June 30, 2026.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	August 5, 2026	/s/ Sally M. Cunningham
Sally M. Cunningham
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)