Form 10-Q
period 2026-09-30
Hamilton Beach Brands Holding Co
filed 2026-11-04
CIK 1709164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding as of October 30, 2026: 9,856,278
Number of shares of Class B Common Stock outstanding as of October 30, 2026: 3,582,852

HAMILTON BEACH BRANDS HOLDING COMPANY

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30 2026	DECEMBER 31 2025	SEPTEMBER 30 2025
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$92,539	$47,313	$17,175
Trade receivables, net	102,794	110,535	83,805
Inventory	138,715	133,833	174,801
Prepaid expenses and other current assets	13,938	13,052	15,466
Total current assets	347,986	304,733	291,247
Property, plant and equipment, net	22,795	30,253	33,172
Right-of-use lease assets	33,196	34,614	35,693
Goodwill	7,099	7,099	7,099
Deferred income taxes	3,568	3,607	7,556
Other non-current assets	13,699	17,318	17,615
Total assets	$428,343	$397,624	$392,382
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$109,774	$86,376	$106,458
Accrued compensation	12,366	13,956	8,800
Accrued product returns	7,151	7,875	6,452
Lease liabilities	5,921	5,497	5,497
Other current liabilities	7,949	9,529	8,409
Total current liabilities	143,161	123,233	135,616
Revolving credit agreements	25,000	50,000	50,000
Lease liabilities, non-current	34,148	36,416	37,628
Other long-term liabilities	5,270	5,130	5,090
Total liabilities	207,579	214,779	228,334
Stockholders’ equity
Preferred stock, par value $0.01 per share	—	—	—
Class A Common stock	121	119	118
Class B Common stock	36	36	36
Capital in excess of par value	87,098	80,795	79,242
Treasury stock	(38,938)	(35,213)	(34,124)
Retained earnings	179,683	143,888	126,953
Accumulated other comprehensive loss	(7,236)	(6,780)	(8,177)
Total stockholders’ equity	220,764	182,845	164,048
Total liabilities and stockholders’ equity	$428,343	$397,624	$392,382

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2026	2025	2026	2025
	(In thousands, except per share data)		(In thousands, except per share data)
Revenue	$140,262	$132,779	$404,857	$393,921
Cost of sales	101,717	104,753	252,624	297,993
Gross profit	38,545	28,026	152,233	95,928
Selling, general and administrative expenses	34,159	25,152	99,673	84,793
Operating profit (loss)	4,386	2,874	52,560	11,135
Interest (income) expense, net	(555)	224	(1,897)	273
Other (income) expense, net	(238)	625	(304)	294
Income (loss) before income taxes	5,179	2,025	54,761	10,568
Income tax expense (benefit)	1,637	372	13,972	2,657
Net income (loss)	$3,542	$1,653	$40,789	$7,911

Basic and diluted earnings (loss) per share	$0.26	$0.12	$3.02	$0.58

Basic weighted average shares outstanding	13,444	13,488	13,504	13,591
Diluted weighted average shares outstanding	13,456	13,508	13,519	13,610

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Net income (loss)	$3,542	$1,653	$40,789	$7,911
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(596)	81	(477)	3,068
Cash flow hedging activity	497	94	1,061	(1,641)
Reclassification of hedging activities into earnings	(876)	(128)	(1,028)	(1,080)
Reclassification related to pension termination activity into earnings	—	—	—	48
Reclassification of pension adjustments into earnings	(4)	(2)	(12)	5
Total other comprehensive income (loss), net of tax	(979)	45	(456)	400
Comprehensive income (loss)	$2,563	$1,698	$40,333	$8,311

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2026	2025
	(In thousands)
Operating activities
Net income (loss)	$40,789	$7,911
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	8,078	3,772
Stock compensation expense	6,305	2,577
Other	1,370	(1,570)
Net changes in operating assets and liabilities:
Trade receivables	7,819	35,351
Inventory	(6,498)	(47,634)
Other assets	6,879	10,856
Accounts payable	23,306	1,882
Other liabilities	(7,577)	(27,786)
Net cash provided by (used for) operating activities	80,471	(14,641)
Investing activities
Expenditures for property, plant and equipment	(1,175)	(2,228)
Other	(306)	(278)
Net cash provided by (used for) investing activities	(1,481)	(2,506)
Financing activities
Net additions (reductions) to revolving credit agreements	(25,000)	—
Cash dividends paid	(4,994)	(4,821)
Purchase of treasury stock	(3,725)	(7,922)
Net cash provided by (used for) financing activities	(33,719)	(12,743)
Effect of exchange rate changes on cash and cash equivalents	(45)	541
Cash and cash equivalents
Increase (decrease) for the period	45,226	(29,349)
Balance at the beginning of the period	47,313	46,524
Balance at the end of the period	$92,539	$17,175

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands, except per share data)
Balance, January 1, 2026	$119	$36	$80,795	$(35,213)	$143,888	$(6,780)	$182,845
Net income (loss)	—	—	—	—	3,539	—	3,539
Issuance of common stock, net of conversions	2	—	(2)	—	—	—	—
Purchase of treasury stock	—	—	—	(1,206)	—	—	(1,206)
Share-based compensation expense	—	—	1,186	—	—	—	1,186
Cash dividends, $0.12 per share	—	—	—	—	(1,629)	—	(1,629)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1)	(1)
Reclassification adjustment to net income (loss)	—	—	—	—	—	35	35
Balance, March 31, 2026	121	36	81,979	(36,419)	145,798	(6,746)	184,769
Net income (loss)	—	—	—	—	33,708	—	33,708
Purchase of treasury stock	—	—	—	(1,957)	—	—	(1,957)
Share-based compensation expense	—	—	1,410	—	—	—	1,410
Cash dividends, $0.125 per share	—	—	—	—	(1,685)	—	(1,685)
Other comprehensive income (loss), net of tax	—	—	—	—	—	684	684
Reclassification adjustment to net income (loss)	—	—	—	—	—	(195)	(195)
Balance, June 30, 2026	121	36	83,389	(38,376)	177,821	(6,257)	216,734
Net income (loss)	—	—	—	—	3,542	—	3,542
Purchase of treasury stock	—	—	—	(562)	—	—	(562)
Share-based compensation expense	—	—	3,709	—	—	—	3,709
Cash dividends, $0.125 per share	—	—	—	—	(1,680)	—	(1,680)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(99)	(99)
Reclassification adjustment to net income (loss)	—	—	—	—	—	(880)	(880)
Balance, September 30, 2026	$121	$36	$87,098	$(38,938)	$179,683	$(7,236)	$220,764

Balance, January 1, 2025	$115	$36	$76,668	$(26,202)	$123,863	$(8,577)	$165,903
Net income (loss)	—	—	—	—	1,805	—	1,805
Issuance of common stock, net of conversions	3	—	(3)	—	—	—	—
Purchase of treasury stock	—	—	—	(3,373)	—	—	(3,373)
Share-based compensation expense	—	—	1,156	—	—	—	1,156
Cash dividends, $0.115 per share	—	—	—	—	(1,585)	—	(1,585)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(293)	(293)
Reclassification adjustment to net income (loss)	—	—	—	—	—	(432)	(432)
Balance, March 31, 2025	118	36	77,821	(29,575)	124,083	(9,302)	163,181
Net income (loss)	—	—	—	—	4,453	—	4,453
Purchase of treasury stock	—	—	—	(3,974)	—	—	(3,974)
Share-based compensation expense	—	—	852	—	—	—	852
Cash dividends, $0.12 per share	—	—	—	—	(1,617)	—	(1,617)
Other comprehensive income (loss), net of tax	—	—	—	—	—	1,545	1,545
Reclassification adjustment to net income (loss)	—	—	—	—	—	(465)	(465)
Balance, June 30, 2025	118	36	78,673	(33,549)	126,919	(8,222)	163,975
Net income (loss)	—	—	—	—	1,653	—	1,653
Purchase of treasury stock	—	—	—	(575)	—	—	(575)
Share-based compensation expense	—	—	569	—	—	—	569
Cash dividends, $0.12 per share	—	—	—	—	(1,619)	—	(1,619)
Other comprehensive income (loss), net of tax	—	—	—	—	—	175	175
Reclassification adjustment to net income (loss)	—	—	—	—	—	(130)	(130)
Balance, September 30, 2025	$118	$36	$79,242	$(34,124)	$126,953	$(8,177)	$164,048

See notes to unaudited consolidated financial statements.

HAMILTON BEACH BRANDS HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the remainder of the year as our revenue typically increases during the second half of the year and peaks during the fourth quarter due to the fall holiday-selling season. Accordingly, quarter-to-quarter comparisons of our past operating results are meaningful only when comparing equivalent time periods, if at all.

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

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement — Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which requires additional information to be disclosed about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact this ASU may have on our consolidated financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which modernizes previously written guidance around internal-use software costs by eliminating accounting consideration of software project development stages and provides for cost capitalization when management has authorized and committed funding to the project and that the project is considered ‘probable’ of completion and the software used to perform the function as intended, along with prescriptive disclosure requirements associated with internal-use software costs to be consistent with Subtopic 360-10, “Property, Plant and Equipment” regardless of how those costs are presented in the financial statements. The amendments are effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The amendment may be applied either retrospectively or prospectively or on a modified prospective basis prescribed by the ASU. The Company is currently evaluating the impact this ASU may have on our consolidated financial statements.

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

As of September 30, 2026, December 31, 2025 and September 30, 2025, the Company had $43.6 million, $29.9 million and $54.4 million, respectively, in outstanding payment obligations to the third-party financial institution that are presented in accounts payable on the Consolidated Balance Sheets. There is no requirement to provide assets pledged as security or other forms of guarantees under the agreement. The Company pays the third-party financial institution based upon the original payment terms negotiated with participating suppliers. The payment of these obligations by the Company is included in cash provided by operating activities in the Consolidated Statements of Cash Flows.

The agreement limits payment obligations owed by the Company but sold by participating suppliers to $65.0 million. Of the amounts owed by the Company referenced above that are presented in accounts payable, participating suppliers have sold $32.7 million, $21.8 million and $44.4 million, as of September 30, 2026, December 31, 2025 and September 30, 2025, respectively.

NOTE 2—Transfer of Financial Assets
The Company previously had an arrangement with a financial institution to sell certain U.S. trade receivables of a single customer on a non-recourse basis. The Company exited the arrangement during 2026. Under the terms of the agreement, the Company received cash proceeds and retained no rights or interest and had no obligations with respect to the sold receivables. These transactions, which were accounted for as sold receivables, resulted in a reduction in trade receivables because the agreement transfers effective control over and risk related to the receivables to the buyer. Under this arrangement, the Company derecognized $0.0 million and $4.3 million of trade receivables during the three and nine months ended September 30, 2026, respectively, $35.8 million and $102.4 million during the three and nine months ended September 30, 2025, respectively, and $145.0 million during the year ended December 31, 2025. The decrease in derecognized trade receivables for the three and nine months ended September 30, 2026 is due to the Company’s decision to exit the agreement in 2026. The loss incurred on sold receivables in the Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 was not material. The Company does not carry any servicing assets or liabilities. Cash proceeds from this arrangement are reflected as operating activities in the Consolidated Statements of Cash Flows.

NOTE 3—Fair Value Disclosure

The following table presents the Company’s assets and liabilities accounted for at fair value on a recurring basis:

Description	Balance Sheet Location	SEPTEMBER 30 2026	DECEMBER 31 2025	SEPTEMBER 30 2025
Assets:
Interest rate swap agreements
Current	Prepaid expenses and other current assets	$699	$831	$841
Long-term	Other non-current assets	874	1,199	1,419
		$1,573	$2,030	$2,260
Liabilities:
Foreign currency exchange contracts
Current	Other current liabilities	—	126	675
		$—	$126	$675

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

The carrying amount of borrowings outstanding under the HBB Facility, including book overdrafts, approximates fair value and was determined using current rates offered for similar obligations taking into account the Company’s credit risk, which is Level 2 as defined in the fair value hierarchy.

The Company does not hold any Level 3 assets or liabilities and there were no transfers into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2026.

NOTE 4—Stockholders’ Equity

Capital Stock

The following table sets forth the Company’s authorized capital stock information:

	SEPTEMBER 30 2026	DECEMBER 31 2025	SEPTEMBER 30 2025
Preferred stock, par value $0.01 per share
Preferred stock authorized	5,000	5,000	5,000
Preferred stock outstanding	—	—	—
Class A Common stock, par value $0.01 per share
Class A Common authorized	70,000	70,000	70,000
Class A Common issued (1)(2)	12,100	11,870	11,849
Treasury Stock (3)	2,244	2,052	1,980
Class B Common stock, par value $0.01 per share, convertible into Class A Common stock on a one-for-one basis
Class B Common authorized	30,000	30,000	30,000
Class B Common issued (1)	3,583	3,587	3,587

(1) Class B Common converted to Class A Common were 1 and 4 shares during the three and nine months ended September 30, 2026, respectively, and 9 and 16 shares during the three and nine months ended September 30, 2025, respectively.

(2) The Company issued Class A Common of 16 and 226 shares during the three and nine months ended September 30, 2026, respectively, and 19 and 357 shares during the three and nine months ended September 30, 2025, respectively.

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

Stock Repurchase Program: In November 2025, the Company’s Board of Directors (the “Board”) approved a stock repurchase program for the purchase of up to $25.0 million of the Company’s Class A Common outstanding starting January 1, 2026 and ending December 31, 2027. This program replaced the previous stock repurchase plan that started January 1, 2024 and ended December 31, 2025. During the three and nine months ended September 30, 2026, the Company repurchased 24,908 and 178,190 shares at prevailing market prices for an aggregate purchase price of $0.6 million and $3.5 million, respectively. During the three and nine months ended September 30, 2025, the Company repurchased 39,333 and 396,065 shares at prevailing market prices for an aggregate purchase price of $0.6 million and $7.2 million, respectively. During the year ended December 31, 2025, the Company repurchased 467,804 shares for an aggregate purchase price of $8.3 million. As of September 30, 2026, the Company had $21.5 million remaining authorized for repurchase.

Additionally, during the nine months ended September 30, 2026 and September 30, 2025, the Company withheld shares for tax payments due upon issuance of stock to employees under the Incentive Plan. During the nine months ended September 30, 2026 and September 30, 2025, the Company repurchased 13,575 and 39,121 shares, respectively, for an aggregate purchase price of $0.3 million and $0.7 million, respectively, pursuant to the Incentive Plan. There were no shares repurchased pursuant to the Incentive Plan during the three months ended September 30, 2026 and September 30, 2025.

The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three and nine months ended September 30, 2026 was 24,908 and 191,765 shares, respectively, for an aggregate purchase price of $0.6 million and $3.7 million, respectively. The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three and nine months ended September 30, 2025 was 39,333 and 435,186 shares, respectively, for an aggregate purchase price of $0.6 million and $7.9 million, respectively.

Accumulated Other Comprehensive Loss: The following table summarizes changes in accumulated other comprehensive loss by component and related tax effects for periods shown:

	Foreign Currency	Deferred Gain (Loss) on Cash Flow Hedging	Pension Plan Adjustment	Total

Balance, January 1, 2026	$(8,365)	$1,096	$489	$(6,780)
Other comprehensive income (loss)	(290)	383	—	93
Reclassification adjustment to net income (loss)	—	80	(6)	74
Tax effects	—	(133)	—	(133)
Balance, March 31, 2026	(8,655)	1,426	483	(6,746)
Other comprehensive income (loss)	409	364	—	773
Reclassification adjustment to net income (loss)	—	(254)	(2)	(256)
Tax effects	—	(28)	—	(28)
Balance, June 30, 2026	(8,246)	1,508	481	(6,257)
Other comprehensive income (loss)	(596)	654	—	58
Reclassification adjustment to net income (loss)	—	(1,155)	(4)	(1,159)
Tax effects	—	122	—	122
Balance, September 30, 2026	$(8,842)	$1,129	$477	$(7,236)

Balance, January 1, 2025	$(12,279)	$3,572	$130	$(8,577)
Other comprehensive income (loss)	327	(861)	—	(534)
Reclassification adjustment to net income (loss)	—	(654)	64	(590)
Tax effects	—	415	(16)	399
Balance, March 31, 2025	(11,952)	2,472	178	(9,302)
Other comprehensive income (loss)	2,660	(1,567)	—	1,093
Reclassification adjustment to net income (loss)	—	(637)	7	(630)
Tax effects	—	617	—	617
Balance, June 30, 2025	(9,292)	885	185	(8,222)
Other comprehensive income (loss)	81	114	—	195
Reclassification adjustment to net income (loss)	—	(151)	(2)	(153)
Tax effects	—	3	—	3
Balance, September 30, 2025	$(9,211)	$851	$183	$(8,177)

During the third quarter of 2026, the Company terminated interest rate swap agreements with an aggregate notional amount of $25.0 million in connection with the repayment of a portion of its variable-rate debt. As a result, approximately $0.9 million of previously deferred gains associated with the terminated cash flow hedges were reclassified from accumulated other comprehensive income into earnings.

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

Commercial product revenue consists of sales of products for restaurants, fast-food chains, bars and hotels. Approximately two-thirds of the Company’s commercial sales are in the U.S., and the remaining is in markets across the globe.

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

The following table sets forth the Company’s revenue on a disaggregated basis for the three and nine months ended September 30:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2026	2025	2026	2025
Type of good or service:
Consumer products	$121,965	$113,838	$350,285	$340,781
Commercial products	14,187	15,493	42,408	42,428
Licensing	2,037	2,041	6,174	6,809
Leasing	2,073	1,407	5,990	3,903
Total revenues	$140,262	$132,779	$404,857	$393,921

NOTE 6—Contingencies

The Company is involved in various legal and regulatory proceedings and claims that have arisen in the ordinary course of business, including product liability, patent infringement, environmental and other claims. Although it is difficult to predict the ultimate outcome of these proceedings and claims, the Company believes the ultimate disposition of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. Any costs that the Company estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount of such costs can be reasonably estimated. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.

Tariff matters (IEEPA)

On February 20, 2026, the United States Supreme Court (“Court”) issued a ruling that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the U.S. President to impose tariffs. The Court’s ruling invalidated tariffs previously implemented by the U.S. Presidential Administration pursuant to IEEPA (“IEEPA Ruling”). As a result of this ruling, the Company began filing refund claims through the U.S. Customs and Border Protection’s Consolidated Administration and Processing of Entries system. The Company has elected to apply a gain contingency model to account for potential recoveries of previously paid IEEPA tariffs (“IEEPA Tariff Refunds”) and any related interest received. Under this model, a gain contingency is not recognized in the consolidated financial statements until the gain is realized or realizable. Any remaining recovery, when recognized, would be reflected as a reduction of inventory to the extent the related goods remain on hand, or as a reduction to cost of sales for amounts related to goods already sold. During the three and nine months ended September 30, 2026, the Company received $0.0 million and $36.5 million, respectively, of IEEPA Tariff Refunds and recognized such refunds as a reduction of cost of sales in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2026, the Company also received $0.0 million and $1.2 million, respectively, of interest associated with the IEEPA Tariff Refunds, which was recognized within interest (income) expense, net.

Environmental matters

The Company is investigating or remediating historical environmental contamination at some current and former sites operated by the Company or by businesses the Company has acquired. The estimate of future investigation and remediation costs is primarily based on variables associated with site clean-up, including, but not limited to, physical characteristics of the site, the nature and extent of the contamination and applicable regulatory programs and remediation standards. The Company continues to monitor environmental matters and as of September 30, 2026, management has determined that such obligations are not material to the Company’s financial position, results of operations, or cash flows.

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

The effective tax rate was 31.6% and 18.4% for the three months ended September 30, 2026 and 2025, respectively, and 25.5% and 25.1% for the nine months ended September 30, 2026 and 2025, respectively. The lower effective tax rates in 2025 for both periods are primarily due to a favorable discrete tax benefit recognized in the third quarter of 2025.

NOTE 8—Segment Information

The Company’s operations are managed and reported in two operating segments, each of which is a reportable segment for financial reporting purposes: (1) Home and Commercial Products and (2) Health. These segments are organized principally by product and service category. The Company’s reportable segments are determined based on (1) financial information reviewed by the chief operating decision maker (“CODM”), (2) operational structure of the Company which is designed and managed to share resources across the entire suite of products offered by the business, and (3) the basis upon which the CODM makes resource allocation decisions. The CODM for both segments is the President and Chief Executive Officer of the Company. The CODM utilizes the segment operating profit (loss) to assess profitability and performance of actual results compared to forecasts.

The types of products and services from which each reportable segment derives its revenues are as follows:

Home and Commercial Products
Our Home and Commercial Products segment includes consumer product revenue, primarily concentrated in North America, consisting of sales of small electric household and specialty housewares appliances to traditional brick and mortar and ecommerce retailers, distributors and directly to the end consumer. Also included in this segment is commercial product revenue consisting of sales of products for restaurants, fast-food chains, bars and hotels. Approximately two-thirds of the Company’s commercial sales are in the U.S., and the remaining is in markets across the globe.

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

	THREE MONTHS ENDED SEPTEMBER 30
	2026			2025
	Home and Commercial Products	Health	Total	Home and Commercial Products	Health	Total
Revenue	$137,707	$2,555	$140,262	$130,892	$1,887	$132,779

Less:
Cost of sales	101,065	652	101,717	104,266	487	104,753
Selling, general and administrative expenses	32,435	1,724	34,159	23,924	1,228	25,152
Segment profit (loss)	$4,207	$179	$4,386	$2,702	$172	$2,874

Reconciliation of segment profit or (loss)
Interest (income) expense, net			(555)			224
Other (income) expense, net			(238)			625
Income (loss) before income taxes			$5,179			$2,025

	NINE MONTHS ENDED SEPTEMBER 30
	2026			2025
	Home and Commercial Products	Health	Total	Home and Commercial Products	Health	Total
Revenue	$397,490	$7,367	$404,857	$388,792	$5,129	$393,921

Less:
Cost of sales	250,837	1,787	252,624	296,641	1,352	297,993
Selling, general and administrative expenses	94,463	5,210	99,673	79,452	5,341	84,793
Segment profit (loss)	$52,190	$370	$52,560	$12,699	$(1,564)	$11,135

Reconciliation of segment profit or (loss)
Interest (income) expense, net			(1,897)			273
Other (income) expense, net			(304)			294
Income (loss) before income taxes			$54,761			$10,568

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except as noted and per share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management’s current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in these forward-looking statements are set forth below under the heading “Forward-Looking Statements.” Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

Third Quarter of 2026 Compared with Third Quarter of 2025

	THREE MONTHS ENDED SEPTEMBER 30
					Increase / (Decrease)
	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Revenue	$140,262	100.0%	$132,779	100.0%	$7,483	5.6%
Cost of sales	101,717	72.5%	104,753	78.9%	(3,036)	(2.9)%
Gross profit	38,545	27.5%	28,026	21.1%	10,519	37.5%
Selling, general and administrative expenses	34,159	24.4%	25,152	18.9%	9,007	35.8%
Operating profit (loss)	4,386	3.1%	2,874	2.2%	1,512	52.6%
Interest (income) expense, net	(555)	(0.4)%	224	0.2%	(779)	(347.8)%
Other (income) expense, net	(238)	(0.2)%	625	0.5%	(863)	(138.1)%
Income (loss) before income taxes	5,179	3.7%	2,025	1.5%	3,154	155.8%
Income tax expense (benefit)	1,637	1.2%	372	0.3%	1,265	340.1%
Net income (loss)	$3,542	2.5%	$1,653	1.2%	$1,889	114.3%

Effective income tax rate	31.6%	18.4%

The following table identifies the components of the change in revenue:

Revenue
2025	$132,779
Increase (decrease) from:
Unit volume and product mix	5,600
Average sales price	1,327
Foreign currency	556
2026	$140,262

Revenue - Revenue increased $7.5 million, or 5.6%, compared to the prior year driven by growth in the Company’s U.S. Consumer business reflecting recovery from the third quarter of 2025 when one large retailer delayed orders as they assessed inventory levels and pricing in response to the tariffs implemented by the U.S. in April 2025. This growth was further supported by strong double-digit revenue growth in the Health business.

Gross profit - Gross profit margin increased to 27.5% compared to 21.1% in the prior year. The significant improvement in gross margin year-over-year was driven by the continued sell-through of inventory no longer subject to IEEPA tariffs compared with the year ago period when inventory was subject to the temporary spike in tariff rates on imports from China to 125%.

Selling, general and administrative expenses (SG&A) - Selling, general and administrative expenses increased $9.0 million compared to the prior year. The increase was driven by $4.0 million in higher incentive related personnel costs primarily due to the appreciation in share price. The current period also includes increased advertising of $1.6 million and $1.3 million in accelerated depreciation of the Company’s legacy enterprise resource planning (ERP) system.

Interest (income) expense, net - Interest income, net increased $0.8 million primarily due to investment of increased cash on hand.

Other (income) expense, net - Other income, net was $0.2 million for the three months ended September 30, 2026, compared to other expense, net of $0.6 million in the prior period.

Income tax expense (benefit) - The effective tax rate was 31.6% and 18.4% for the three months ended September 30, 2026 and 2025, respectively. The lower effective tax rate in the prior period was primarily due to a favorable discrete tax benefit recognized in the third quarter of 2025.

First Nine Months of 2026 Compared with First Nine Months of 2025

	NINE MONTHS ENDED SEPTEMBER 30
	2026	% of Revenue	2025	% of Revenue	$ Change	% Change
Revenue	$404,857	100.0%	$393,921	100.0%	$10,936	2.8%
Cost of sales	252,624	62.4%	297,993	75.6%	(45,369)	(15.2)%
Gross profit	152,233	37.6%	95,928	24.4%	56,305	58.7%
Selling, general and administrative expenses	99,673	24.6%	84,793	21.5%	14,880	17.5%
Operating profit (loss)	52,560	13.0%	11,135	2.8%	41,425	372.0%
Interest (income) expense, net	(1,897)	(0.5)%	273	0.1%	(2,170)	(794.9)%
Other (income) expense, net	(304)	(0.1)%	294	0.1%	(598)	(203.4)%
Income (loss) before income taxes	54,761	13.5%	10,568	2.7%	44,193	418.2%
Income tax expense (benefit)	13,972	3.5%	2,657	0.7%	11,315	425.9%
Net income (loss)	$40,789	10.1%	$7,911	2.0%	$32,878	415.6%

Effective income tax rate	25.5%	25.1%

The following table identifies the components of the change in revenue:

Revenue
2025	$393,921
Increase (decrease) from:
Unit volume and product mix	(6,451)
Average sales price	13,274
Foreign currency	4,113
2026	$404,857

Revenue - Revenue increased $10.9 million, or 2.8%, compared to the prior year driven by growth in the U.S. Consumer business, while strong double-digit growth in the Health business and favorable foreign currency translation also contributed to the overall increase.

Gross profit - Gross profit margin increased to 37.6% compared to 24.4% in the prior year. The significant improvement in gross margin included one-time benefits related to the IEEPA Tariff Ruling. These benefits consist of IEEPA Tariff Refunds of $36.5 million received in the second quarter, as well as continued sell-through of inventory no longer subject to IEEPA tariffs. These benefits are non-recurring and will not persist beyond the sell-through of the affected inventory. Excluding these benefits, gross profit margin would have been 26.9%.

Selling, general and administrative expenses (SG&A) - Selling, general and administrative expenses increased $14.9 million compared to the prior year. The increase was driven by $6.8 million in higher incentive related personnel costs primarily due to the appreciation in share price. The current period also includes increased advertising of $2.8 million and $4.2 million in accelerated depreciation of the Company’s legacy enterprise resource planning (ERP) system.

Interest (income) expense, net - Interest income, net increased $2.2 million due to interest income on the IEEPA Tariff Refunds in the second quarter of 2026 and investment of increased cash on hand.

Other (income) expense, net - Other income, net was $0.3 million for the nine months ended September 30, 2026 compared to other expense, net of $0.3 million for the nine months ended September 30, 2025.

Income tax expense (benefit) - The effective tax rate was 25.5% compared to 25.1% in the prior period. The lower effective tax rate in the prior period was primarily due to a favorable discrete tax benefit recognized in the third quarter of 2025.
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

The following table presents selected cash flow information:

	NINE MONTHS ENDED SEPTEMBER 30
	2026	2025
Net cash provided by (used for) operating activities	$80,471	$(14,641)
Net cash provided by (used for) investing activities	$(1,481)	$(2,506)
Net cash provided by (used for) financing activities	$(33,719)	$(12,743)

Operating activities - Net cash provided by operating activities was $80.5 million, compared to cash used of $14.6 million in the prior year, representing an increase of $95.1 million. The increase was primarily driven by refunds received in the second quarter related to the IEEPA Ruling and lower working capital, mainly due to reduced inventory levels as the prior year included accelerated purchases ahead of tariff uncertainty.

Investing activities - Net cash used for investing activities decreased $1.0 million compared to the prior year.

Financing activities - Net cash used for financing activities increased $21.0 million compared to the prior year due to the paying down of $25.0 million of borrowings, slightly offset by lower share repurchases during the first nine months of 2026.

Capital Resources

The obligations under the HBB Facility are secured by all of HBB’s U.S. assets. As of September 30, 2026, the borrowing base under the HBB Facility was $122.0 million and borrowings outstanding were $25.0 million. As of September 30, 2026, Excess Availability (as defined in the HBB Facility) was $97.0 million. The Company may repay outstanding debt from time to time depending on market conditions, cash flow generation, and other factors.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible trade receivables and inventory of HBB. As of September 30, 2026, interest on outstanding loans under the HBB Facility accrues at a per annum rate equal to, at HBB’s option, either Term Secured Overnight Financing Rate (SOFR) (as defined in the HBB Facility) plus 1.65% or the Base Rate (as defined in the HBB Facility) plus 0.00%. As of September 30, 2026, the HBB Facility requires a fee of 0.20% per annum on the unused commitment thereunder. The weighted average interest rate applicable to the HBB Facility for the nine months ended September 30, 2026 was 3.27% (after giving effect to the interest rate swap agreements described below).

To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. As of June 30, 2026, the Company had $50.0 million of borrowings outstanding under the HBB Facility and interest rate swap agreements with an aggregate notional amount of $50.0 million. During the third quarter of 2026, the Company paid down $25.0 million of outstanding borrowings, and in connection with the reduction in borrowings, terminated interest rate swap agreements with an aggregate notional amount of $25.0 million, receiving $0.9 million upon termination. As of September 30, 2026, the Company had $25.0 million of borrowings outstanding under the HBB Facility and a remaining interest rate swap agreement with a notional amount of $25.0 million at a fixed interest rate of 1.78%.

The HBB Facility contains customary representations and warranties, events of default and covenants, including, among other things, covenants applicable to HBB and its subsidiaries limiting indebtedness, liens, investments, dispositions and restricted payments. Additionally, if Excess Availability is less than $15.0 million at any time, the HBB Facility will require that HBB maintain a minimum Fixed Charge Coverage Ratio (as defined in the HBB Facility) of 1.00 to 1.00 until Excess Availability is greater than or equal to $15.0 million for 30 consecutive days. As of September 30, 2026, we were in compliance with all applicable financial covenants in the HBB Facility.
The Company previously had an arrangement with a financial institution to sell certain U.S. trade receivables of a single customer on a non-recourse basis. See Note 2 - Transfer of Financial Assets included in the unaudited consolidated financial statements contained in Part I of this Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

We enter into certain financing arrangements that require interest payments based on floating interest rates. As such, our financial results are subject to changes in the market rate of interest. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. To reduce the exposure to changes in the market rate of interest, we have entered into interest rate swap agreements for a portion of our floating rate financing arrangements. As of June 30, 2026, the Company had $50.0 million of borrowings outstanding under the HBB Facility and interest rate swap agreements with an aggregate notional amount of $50.0 million. During the third quarter of 2026, the Company paid down $25.0 million of outstanding borrowings and, in connection with the reduction in borrowings, terminated interest rate swap agreements with an aggregate notional amount of $25.0 million. As of September 30, 2026, the Company had $25.0 million of borrowings outstanding under the HBB Facility and a remaining interest rate swap agreement with a notional amount of $25.0 million.

For the purpose of risk analysis, we use sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. We assume that a loss in fair value is an increase in our receivables. The fair value of our interest rate swap agreement was an asset of $1.6 million as of September 30, 2026. A hypothetical 10% relative decrease in market interest rates as of September 30, 2026 would cause a decrease of $0.1 million in the fair value of interest rate swap agreements. Additionally, a hypothetical 10% relative increase in market interest rates as of September 30, 2026 would cause an increase of $0.1 million in the fair value of interest rate swap agreements. Neither would have a material impact on the Company’s interest income for the nine months ended September 30, 2026.

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

We have historically used forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require us to buy or sell the functional currency in which the applicable subsidiary operates and buy or sell U.S. dollars at rates agreed to at the inception of the contracts. As of September 30, 2026, we do not have any foreign currency exchange rate contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Company management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified during the quarter ended September 30, 2026, in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 July 1 to 31, 2026	21,706	$22.43	21,706	$21,613,761
Month #2 August 1 to 31, 2026	3,202	$23.57	3,202	$21,538,282
Month #3 September 1 to 30, 2026	—	$—	—	$21,538,282
	24,908	$22.57	24,908	$21,538,282

(1) In November 2025, the Company’s Board approved a stock repurchase program for the purchase of up to $25 million of the Company’s Class A Common outstanding starting January 1, 2026 and ending December 31, 2027.

(2) Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

During the three and nine months ended September 30, 2026, the Company repurchased 24,908 and 178,190 shares at prevailing market prices for an aggregate purchase price of $0.6 million and $3.5 million, respectively. During the three and nine months ended September 30, 2025, the Company repurchased 39,333 and 396,065 shares at prevailing market prices for an aggregate purchase price of $0.6 million and $7.2 million, respectively. During the year ended December 31, 2025, the Company repurchased 467,804 shares for an aggregate purchase price of $8.3 million.

Additionally, during the nine months ended September 30, 2026 and September 30, 2025, the Company withheld shares for tax payments due upon issuance of stock to employees under the Incentive Plan. During the nine months ended September 30, 2026 and September 30, 2025, the Company repurchased 13,575 and 39,121 shares, respectively, for an aggregate purchase price of $0.3 million and $0.7 million, respectively, pursuant to the Incentive Plan. There were no shares repurchased pursuant to the Incentive Plan during the three months ended September 30, 2026 and September 30, 2025.

The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three and nine months ended September 30, 2026 was 24,908 and 191,765 shares, respectively, for an aggregate purchase price of $0.6 million and $3.7 million, respectively. The total combined share repurchases from the stock repurchase program and the Incentive Plan during the three and nine months ended September 30, 2025 was 39,333 and 435,186 shares, respectively, for an aggregate purchase price of $0.6 million and $7.9 million, respectively.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
None.

Item 5    Other Information
None of the Company’s directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended September 30, 2026.

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

Hamilton Beach Brands Holding Company (Registrant)
Date:	November 4, 2026	/s/ Sally M. Cunningham
Sally M. Cunningham
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)/(Principal Accounting Officer)